Form 10-Q
period 2001-06-30
INSTINET GROUP INC
filed 2001-08-10
CIK 1132327

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001

                                       or


        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                    For the transition period from         to


                        Commission file number 000-32717
                                               ---------

                           Instinet Group Incorporated
             (Exact Name of Registrant as Specified in Its Charter)



                  Delaware
        (State or Other Jurisdiction                            13-4134098
      of Incorporation or Organization)                       (IRS Employer
                                                           Identification No.)

        3 Times Square, New York, NY                            10036
  (Address of Principal Executive Offices)                    (Zip Code)



                                 (212) 310-9500
              (Registrant's Telephone Number, Including Area Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No X
                                     --      --


Number of shares outstanding of each of the registrant's classes of Common Stock at August 09, 2001.


Common Stock, $0.01 par value                                 243,719,280 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended June 30, 2001

Table of Contents                                                                            Page
Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements
       Consolidated Statements of Income for the three months and six months
         ended June 30, 2001 and 2000                                                          3
       Consolidated Statements of Financial Condition as of June 30, 2001 and
         December 31, 2000                                                                     4
       Consolidated Statements of Cash Flows for the six months ended June 30,
         2001 and 2000                                                                         5
       Notes To Consolidated Financial Statements                                              6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                        11
     Item 3. Quantitative and Qualitative Disclosures about Market Risk                       21

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                                                22
     Item 2. Changes in Securities and Use of Proceeds                                        22
     Item 3. Defaults Upon Senior Securities                                                  22
     Item 4. Submission of Matters to a Vote of Security Holders                              22
     Item 5. Other Information                                                                22
     Item 6. Exhibits and Reports on Form 8-K                                                 23

     Signatures                                                                               25

On May 9, 2001, we converted our company from a Delaware limited liability company (Instinet Group LLC) into a Delaware corporation (Instinet Group Incorporated). In this report, "Instinet," "our company," "we" and "our" refer to Instinet Group LLC and its combined operations prior to the conversion date, and to Instinet Group Incorporated and its consolidated subsidiaries after that date.

Forward-Looking Statements:

We have made forward-looking statements in this report on Form 10-Q that are based on our management's beliefs and assumptions and on information currently available to our management. From time to time, we may also include oral or written forward-looking statements in other materials released to the public. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "may" or "might" or other similar expressions. The forward-looking statements contained in this report speak only as of the date hereof, and we do not undertake any obligation to update any of them publicly in light of new information or future events.

Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed or suggested in forward-looking statements, including those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," and under the caption "Risk Factors" in our Prospectus dated May 17, 2001, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus"). We hereby incorporate by reference those risk factors from our Prospectus (other than those under the headings "There Has Been No Prior Market for Our Common Stock" and "Investors in this Offering Will Experience Immediate and Substantial Dilution") into this report on Form 10-Q.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                   Three Months Ended        Six Months Ended
                                                         June 30,                June 30,
                                                 ----------------------    --------------------
                                                   2001         2000         2001        2000
                                                 --------    ----------    --------    --------

REVENUES
Transaction fees.................                $379,727      $336,059    $795,190    $676,884
Interest.........................                  11,575         9,969      24,382      18,183
Investments......................                   3,689         1,571       6,094       1,060
                                                 --------    ----------    --------    --------
          Total revenues.........                 394,991       347,599     825,666     696,127
EXPENSES
Compensation and benefits........                 120,720       101,057     254,505     195,391
Communications and equipment.....                  44,844        35,661      90,235      64,558
Soft dollar and commission
  recapture......................                  54,228        46,349     110,281      82,974
Brokerage, clearing and exchange
  fees...........................                  36,224        35,845      72,958      69,735
Depreciation and amortization....                  20,505        18,002      40,007      36,379
Professional fees................                   9,275        20,824      24,959      46,484
Occupancy........................                  14,473         9,133      25,363      19,063
Marketing and business
  development....................                   8,577         7,733      18,731      20,514
Other............................                  13,414         6,898      26,417      19,061
                                                 --------    ----------    --------    --------
          Total expenses.........                 322,260       281,502     663,456     554,159
                                                 --------    ----------    --------    --------
Income before income taxes.......                  72,731        66,097     162,210     141,968
Provision for income taxes.......                  32,001        29,083      71,372      62,466
                                                 --------    ----------    --------    --------
          Net income.............                $40,730       $37,014     $90,838     $79,502
                                                 ========    ==========    ========    ========

Basic and diluted earnings per
     share.......................                $   .18       $   .18     $   .42     $   .38
                                                 ========    ==========    ========    ========

Weighted average shares
     outstanding - basic.........                222,675       206,900      214,831    206,900
                                                 ========    ==========    ========    ========

Weighted average shares
     outstanding - diluted.......                223,122       206,900      215,060    206,900
                                                 ========    ==========    ========    ========



   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                           JUNE 30,     DECEMBER 31,
                                                                            2001            2000
                                                                        ------------    ------------
ASSETS
Cash and cash equivalents.............................                   $  633,970      $  415,199
Securities segregated under federal regulations.......                      113,049          70,000
Securities owned, at market value.....................                       80,443         185,121
Securities borrowed...................................                      637,977         245,833
Receivable from broker-dealers........................                      399,947         660,319
Receivable from customers.............................                       74,668         149,080
Commissions and other receivables, net................                      152,921         123,609
Investments...........................................                       89,082          83,801
Receivable from Parent................................                       10,372              --
Receivable from affiliates, net.......................                           --          14,267
Fixed assets and leasehold improvements, net of
  accumulated depreciation and amortization...........                      234,794         195,636
Goodwill, net of accumulated amortization.............                       77,808          81,830
Deferred tax assets, net..............................                       73,489          76,917
Other assets..........................................                      115,991         138,812
                                                                         ----------      ----------
          Total assets................................                   $2,694,511      $2,440,424
                                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings.................................                   $  130,747      $  117,072
Payable to broker-dealers.............................                      205,487         542,731
Securities loaned.....................................                      285,928              --
Payable to customers..................................                      258,149         346,866
Taxes payable.........................................                       41,074          50,516
Payable to Parent.....................................                           --          22,488
Payable to affiliates, net............................                       25,878              --
Subordinated debt to affiliate........................                           --          50,417
Accrued compensation..................................                      170,538         202,767
Accounts payable, accrued expenses and other
  liabilities.........................................                      216,211         180,231
                                                                         ----------      ----------
          Total liabilities...........................                    1,334,012       1,513,088
                                                                         ----------      ----------
STOCKHOLDERS' EQUITY..................................
Historical combined equity ...........................                                      948,363
Common stock, $0.01 par value (950,000 shares
  authorized, 243,712 issued and outstanding) ........                        2,437
Additional paid-in capital............................                    1,354,884
Retained earnings.....................................                       20,187
Accumulated other comprehensive loss..................                       (1,801)         (2,029)
Unearned compensation.................................                      (15,208)        (18,998)
                                                                         ----------      ----------
          Total stockholders' equity..................                    1,360,499         927,336
                                                                         ----------      ----------
          Total liabilities and stockholders' equity..                   $2,694,511      $2,440,424
                                                                         ==========      ==========




   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ---------------------
                                                                                               2001        2000
                                                                                            ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................                                      $  90,838   $  79,502
Adjustments to reconcile net income to cash (used in) /
  provided by/ operating activities:
  Depreciation and amortization.......................                                         40,007      36,379
  Deferred taxes......................................                                            3,428     (28,361)
  Forfeitures and amortization of unearned
   compensation.......................................                                          3,790          --
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations.....                                        (43,049)         --
  Securities borrowed.................................                                       (392,144)    (33,026)
  Receivable from broker-dealers......................                                        260,372    (142,681)
  Receivable from customers...........................                                         74,412     (76,001)
  Commissions and other receivables, net..............                                        (29,312)    (12,713)
  Receivable from Parent..............................                                        (10,372)         --
  Receivable from affiliates, net.....................                                         14,267          --
  Other assets........................................                                         22,821     (20,990)
Increases/(decreases) in operating liabilities:
  Short-term borrowings...............................                                         13,675     (40,761)
  Securities loaned...................................                                        285,928          --
  Payable to broker-dealers...........................                                       (337,244)    175,333
  Payable to customers................................                                        (88,717)     47,529
  Taxes payable.......................................                                         (9,442)     81,772
  Payable to Parent...................................                                        (22,488)     15,328
  Payable to affiliates, net..........................                                         25,878       5,938
  Accrued compensation................................                                        (32,229)      3,683
  Accounts payable, accrued expenses and other
    liabilities.......................................                                         35,980      10,269
                                                                                            ---------   ---------
    Cash (used in) / provided by operating activities.                                        (93,601)    101,200
                                                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value...................                                        104,678    (238,675)
  Investments.........................................                                         (5,281)    (31,624)
  Proceeds from the sale of fixed assets to affiliate.                                             --      17,300
  Purchase of fixed assets and leasehold improvements.                                        (75,143)    (50,578)
  Acquisitions of businesses, net of assets acquired
    and liabilities assumed...........................                                             --     (48,500)
                                                                                            ---------    ---------
    Cash provided by / (used in) investing activities.                                         24,254    (352,077)
                                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated debt from affiliate....................                                             --      50,209
  Repayment of subordinated debt from affiliate.......                                        (50,417)         --
  Loan from Parent....................................                                        150,000          --
  Capital distribution to Parent......................                                       (150,000)         --
  Net proceeds from initial public offering ..........                                        488,097          --
  Repayment of loan from Parent.......................                                       (150,000)         --
  Proceeds from issuance of common stock..............                                            210          --
                                                                                            ---------    ---------
    Cash provided by financing activities.............                                        287,890      50,209
                                                                                            ---------    ---------
Effect of exchange rate differences in cash and cash
  equivalents.........................................                                            228       5,103
                                                                                            ---------    ---------
Increase/(decrease) in cash and cash equivalents......                                        218,771    (195,565)
Cash and cash equivalents, beginning of period........                                        415,199     349,522
                                                                                            ---------    ---------
Cash and cash equivalents, end of period..............                                      $ 633,970    $153,957
                                                                                            =========    =========




   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware corporation that, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers and institutional customers worldwide. As of June 30, 2001, the Company was approximately 85% owned by Reuters Group PLC ("Reuters" or "Parent") indirectly through certain Reuters subsidiaries.


2. BASIS OF PRESENTATION

     Reuters reorganized its ownership of Instinet's worldwide agency brokerage operations so that they would be wholly owned by and consolidated into the Company. Prior to September 30, 2000, Reuters ownership of the Company's global agency brokerage operations was structured such that its U.S. operations were owned through a U.S.-based holding company, and its European and Asian operations were owned through European-based holding companies. The reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated May 17, 2001, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.


3. INITIAL PUBLIC OFFERING

   On May 23, 2001, the Company completed its initial public offering. In that offering, the Company sold 36,800,000 shares of common stock and received net proceeds of approximately $488 million after deducting offering expenses.


4. SECURITIES OWNED ($ IN THOUSANDS)

     Securities owned are recorded on a trade date basis and primarily represent U.S. and foreign government securities, as well as shares of the London and Hong Kong stock exchanges, and are carried at their market value with unrealized gains and losses reported in income. Marketable securities owned consisted of the following:

                                                                    JUNE 30,     DECEMBER 31,
                                                                  ------------   ------------
                                                                      2001           2000
                                                                  ------------   ------------

U.S. government and federal agency obligations..............           $50,520       $167,360
Foreign sovereign obligations and other.....................            29,923         17,761
                                                                  ------------   ------------
          Total.............................................           $80,443       $185,121
                                                                  ============   ============

5. INVESTMENTS ($ IN THOUSANDS)

     From time to time, the Company makes strategic investments in other companies. The changes in the carrying values at the end of each period of investments made in non-U.S. dollars may result from fluctuations in exchange rates. A description of the Company's more significant investments are as follows:

     - WR Hambrecht + Co ("Hambrecht") -- In May 1999 and April 2000, the Company made strategic investments totaling $27,500, now representing a 7.2% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of June 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - TP Group LDC -- Beginning in May 1999, the Company made strategic investments, and also sold certain portions of its investment, in TP Group LDC. TP Group LDC is a consortium led by the Company that owns 54% of Tradepoint Financial Networks plc, a U.K.-based electronic order driven equities market for U.K. securities. In November 2000, the Company made an additional investment and, as of June 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $6,907, which was unchanged from the cost.

     - Archipelago Holdings LLC ("Archipelago") -- In July 1999, the Company made a strategic investment of 15,528 GBP, representing a 11.1% voting interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. As of June 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $22,050 and $23,137, respectively, which was unchanged from its original cost.

     - Vencast, Inc. ("Vencast") -- In March 2000, the Company made a strategic investment of 5,031 GBP, representing a 12.6% interest, in Vencast. Vencast provides solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of June 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $7,144 and $7,496, respectively, which was unchanged from its original cost.

     - The Nasdaq Stock Market, Inc. -- In April 2000, the Company made a strategic investment of $15,475 in The Nasdaq Stock Market, Inc. As of June 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - Tradeware S.A. ("Tradeware") -- In July 2000, April 2001 and June 2001, the Company made strategic investments of 4,000 euros, 66,925 Belgian francs and 1,500 euros, respectively, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of June 30, 2001 and December 31, 2000, the Company carried its investment at $6,469 and $3,723, respectively, as determined under the equity method.

     - Knight Roundtable Europe Ltd. ("Roundtable") -- In March 2001, the Company made a strategic investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. As of June 30, 2001, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - JapanCross Securities Co. Ltd. ("JapanCross") -- In February 2001 and May 2001, the Company made strategic investments of $1,722 and $815, respectively, representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of June 30, 2001, the Company carried its investment at $2,537 as determined under the equity method.


6.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of Financial Accounting Standards Board ("FASB") Statement No. 125, the Company is required to disclose the collateral received under securities borrowing, customer and non-customer agreements that it has the ability to sell or repledge, and the amount of collateral that has been pledged or resold. As of June 30, 2001 and December 31, 2000, the fair value of collateral held by the Company that can be sold or repledged totaled $689,076 and 307,424, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, approximately $434,526 and $236,000 has been sold or repledged generally to cover short sales or effect deliveries of securities as of June 30, 2001 and December 31, 2000, respectively. In addition, securities in customer accounts with a fair value of approximately $15,198 and $104,810 could be sold or repledged by the Company as of June 30, 2001 and December 31, 2000, respectively.


7. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

     As registered broker-dealers, the Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of June 30, 2001 and December 31, 2000, the U.S. broker-dealer subsidiaries were in compliance with their respective capital requirements and had net capital of $483,976 and $371,583, which was $479,318 and $363,429 in excess of their required net capital of $4,658 and $8,154, respectively.

     As of June 30, 2001 and December 31, 2000, the Company segregated $113,049 and $70,000 in the special reserve bank account for the exclusive benefit of customers in accordance with Federal regulations.

     The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2001 and December 31, 2000, these subsidiaries had met their local capital adequacy requirements.


8. COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

     In the normal course of conducting its securities business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition or results of operations of the Company.

9. SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

     The Company's activities as a provider of agency brokerage services constitute a single business segment pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accompanying table summarizes select data about the Company's domestic and international operations. Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.


                                                    THREE MONTHS               SIX MONTHS
                                                   ENDED JUNE 30,             ENDED JUNE 30,
                                                 ----------------------    --------------------
                                                   2001         2000         2001        2000
                                                 --------    ----------    --------    --------

Total revenues:
  Domestic.........................              $300,390      $269,176    $640,636    $510,894
  International....................                94,601        78,423     185,030     185,233
                                                 --------      --------    --------    --------
       Total.......................              $394,991      $347,599    $825,666    $696,127
                                                 ========      ========    ========    ========
Income before income taxes:
  Domestic.........................              $ 51,487      $ 51,667    $129,591    $107,693
  International....................                21,244        14,430      32,619      34,275
                                                 --------      --------    --------    --------
       Total.......................              $ 72,731      $ 66,097    $162,210    $141,968
                                                 ========      ========    ========    ========


                                                                        JUNE 30,    DECEMBER 31,
                                                                         2001           2000
                                                                      -----------    ----------

Identifiable assets:
  Domestic.............................................                $2,092,634    $1,579,761
  International........................................                   601,877       860,663
                                                                       ----------    ----------
       Total...........................................                $2,694,511    $2,440,424
                                                                       ==========    ==========


10. COMPREHENSIVE INCOME ($ IN THOUSANDS)

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                           THREE MONTHS               SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                      --------------------       ---------------------
                                                        2001         2000          2001         2000
                                                      --------     --------      --------     --------
Net income........................................    $ 40,730     $ 37,014      $ 90,838     $ 79,502
Changes in other comprehensive income/(loss):
  Foreign currency translation adjustment.........         128        6,374           228        9,676
                                                      --------     --------      --------     --------
Total comprehensive income, net of tax............    $ 40,858     $ 43,388      $ 91,066     $ 89,178
                                                      ========     ========      ========     ========

11.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. Options to purchase 22,629 shares of common stock at a weighted average exercise price of $16.20 per share were outstanding as of June 30, 2001. However, options to purchase 14,025 shares of common stock were not included in the computation of diluted EPS because the options were anti-dilutive. The options expire on dates ranging from August 2006 to November 2007.

      Earnings per share under the basic and diluted computations are as follows:

                                                          Three Months               Six Months
                                                          Ended June 30,           Ended June 30,
                                                      --------------------       ---------------------
                                                        2001         2000          2001         2000
                                                      --------     --------      --------     --------

Net income.......................................     $ 40,730     $ 37,014      $ 90,838     $ 79,502

Weighted average number of common shares
    outstanding -- basic.........................      222,675      206,900       214,831      206,900

Common stock equivalent shares related to stock
    incentive plans..............................          447           --           229           --

Weighted average number of common shares
    outstanding -- diluted.......................      223,122      206,900       215,060      206,900

Basic earnings per share.........................       $ 0.18       $ 0.18        $ 0.42       $ 0.38

Diluted earnings per share.......................       $ 0.18       $ 0.18        $ 0.42       $ 0.38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

       We are the world's largest electronic agency securities broker and have been providing investors with electronic trading solutions for more than 30 years. We operate an e-financial marketplace where buyers and sellers worldwide can trade securities directly and anonymously with each other, and have the opportunity to lower their overall trading costs. Through our electronic platforms, customers also can access 40 securities markets throughout the world, including Nasdaq, the NYSE and stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. We also provide customers with access to research generated by us and by third parties, various informational and decision-making tools and other brokerage services.

       On May 23, 2001, we completed an initial public offering of 36.8 million shares at an offering price of $14.50 per share. We received net proceeds of approximately $488 million in the offering after deducting our offering expenses.

       On July 23, 2001, we signed a binding agreement to acquire ProTrader Group, LP ("ProTrader"), a provider of advanced trading technologies and electronic brokerage services, subject to regulatory approval. The acquisition excludes ProTrader's proprietary trading business. The $150 million purchase price will consist of $50 million in cash and $100 million in shares of Instinet common stock. The transaction is expected to be completed in the third quarter of 2001, and we do not anticipate that it will be material to our 2001 financial results. The shares issued in this transaction will generally be subject to lock-up agreements similar to those described under "Underwriting" in our Prospectus and will be eligible for resale thereafter, subject to applicable limitations under the Securities Act of 1933. We have granted registration rights following the lock-up period with respect to these shares. Consistent with our strategy of providing a range of different product and services to serve the needs of a variety of institutional and professional investors, we believe that this acquisition, if completed, would enhance our customer interface and order routing technology.

       Total U.S. market share volume in the three months ended June 30, 2001 declined to 208.6 billion shares from 222.4 billion in the three months ended March 31, 2001. Nasdaq and NYSE share volumes were 122.7 billion and 18.8 billion shares, respectively, in the three months ended June 30, 2001, down from
132.7 billion and 20.1 billion shares in the three months ended March 31, 2001. Our percentage of market share, however, increased to 10.3% of total U.S. market share volume and 15.3% of Nasdaq share volume, and remained steady at 3.0% of NYSE share volume, in the three months ended June 30, 2001. We have experienced, and may continue to experience, significant seasonality in our business. As a result of this and other factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results" in the Prospectus, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results for any quarter are not necessarily indicative of results for any future period.

       In the second quarter of 2001, we continued to incur expenses related to the development of our fixed income securities platform. We did not, however, incur any additional expenses or restructuring charges related to the redeployment of our retail brokerage capability to our existing wholesale business.

       The following table shows the impact of our new business development efforts and our soft dollar and commission recapture businesses on our total expenses as a percentage of revenues. The required accounting for our soft dollar and commission recapture businesses has a dilutive effect on our operating margins. The portion of our transaction fee revenue representing soft dollar revenues and commission recapture is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties and in making payments representing commission recapture to pension plan and other plan sponsors. Although we will continue to incur costs for new business initiatives, we expect that they will decline as a percentage of revenues in the future. If our soft dollar business continues to increase at a faster rate than our other revenues, it will also continue to have an increasingly dilutive effect on our operating margins.

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        ---------------------   -------------------
                                                          2001        2000        2001       2000
                                                        --------   ----------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)

Total revenues.............................             $394,991     $347,599   $825,666   $696,127
Soft dollar revenues and commission
  recapture programs.......................               54,228       46,349    110,281     82,974
                                                        --------   ----------   --------   --------
Total revenues less soft dollar revenues
  and commission recapture programs........              340,763      301,250    715,385    613,153
                                                        --------   ----------   --------   --------

Total expenses.............................              322,260      281,502    663,456    554,159
Development expenses for fixed income and
  retail businesses........................               12,053       22,182     30,354     54,636
Soft dollar and commission recapture
  expenses.................................               54,228       46,349    110,281     82,974
                                                        --------   ----------   --------   --------
Total expenses less development expenses
  and soft dollar and commission recapture
  expenses.................................              255,979      212,971    522,821    416,549
                                                        --------   ----------   --------   --------
Total expenses less development expenses
  and soft dollar and commission recapture
  expenses, as a percentage of total
  revenue less soft dollar revenues and
  commission recapture programs............                75.1%        70.7%      73.1%      67.9%
                                                        ========   ==========   ========   ========

       The growth in the number of our employees has been the principal contributor to the increase in our compensation and benefits expense and occupancy expense. This increase in compensation expense, coupled with increased soft dollar and commission recapture expense, has resulted in reduced margins for the six months ended June 30, 2001 from the comparable period in 2000, despite the decrease in development expense discussed above.

       In order to address the decline in our margins, we have undertaken a review of spending initiatives with the aim of reducing our underlying operating cost structure by approximately $70 million annually compared to our total expenses in the first half of 2001. In order to achieve these cost reductions, we plan to reduce our employee headcount worldwide by approximately 240 from 2,244 employees as of June 30, 2001 (excluding the effect of the ProTrader acquisition), further cut back on the use of contractors and consultants, consolidate some working groups and offices, and curtail discretionary spending such as advertising and travel costs. We initiated these cost reduction measures in July 2001 and expect to substantially complete the targeted headcount reductions by the end of the third quarter of 2001. Based on current estimates, we anticipate incurring the full cost of these reductions in the third quarter of 2001 with a one-time charge of approximately $25 million.

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                               ------------------   -------------------
                                                                 2001      2000       2001       2000
                                                               --------   -------   --------   --------

Total U.S. market share volume (millions)(1)..............     208,587   173,683   430,976    369,796
Our total U.S. market share volume (millions)(1)..........      21,389    15,922    44,131     30,739
Our percentage of total U.S. market share volume(1).......        10.3%      9.2%     10.2%       8.3%
-------------------------------------------------------------------------------------------------------

Nasdaq share volume (millions)(2).........................     122,656   100,656   255,363    214,522
Our Nasdaq share volume (millions)(2).....................      18,776    13,645    38,829     26,499
Our percentage of Nasdaq share volume(2)..................        15.3%     13.6%     15.2%      12.4%
-------------------------------------------------------------------------------------------------------

NYSE share volume (millions)..............................       85,931    73,027   175,613    155,274
Our NYSE share volume (millions)..........................        2,613     2,277     5,302      4,240
Our percentage of NYSE share volume.......................          3.0%      3.1%      3.0%       2.7%
-------------------------------------------------------------------------------------------------------

Our U.S. equity transaction volume (thousands)............       27,208    19,594    54,695     37,695
Our international equity transaction volume (thousands)...        1,622     1,203     3,388      2,496
                                                                 -------   -------   -------    -------
Our total equity transaction volume (thousands)...........       28,830    20,797    58,083     40,190
-------------------------------------------------------------------------------------------------------

Our average U.S. equity transaction size (shares per
  transaction) ...........................................          786       813       807        815
Our average equity transactions per day (thousands).......          457       330       464        319

---------------
(1) U.S. shares consist of shares of NYSE-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Volume Calculations" in the Prospectus.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenues:

                                                            THREE MONTHS         SIX MONTHS
                                                               ENDED                ENDED
                                                              JUNE 30,             JUNE 30,
                                                           ---------------     ---------------
                                                           2001      2000      2001      2000
                                                           -----     -----     -----     -----
REVENUES:
Transaction fees...............................             96.2%     96.7%     96.3%     97.2%
Interest.......................................              2.9       2.9       3.0       2.6
Investments....................................              0.9       0.4       0.7       0.2
                                                           -----     -----     -----     -----
     Total revenues............................            100.0     100.0     100.0     100.0

EXPENSES:(1)
Compensation and benefits......................             30.6      29.1      30.8      28.1
Communications and equipment...................             11.3      10.3      10.9       9.3
Soft dollar and commission recapture...........             13.7      13.3      13.4      11.9
Brokerage, clearing and exchange fees..........              9.2      10.3       8.9      10.0
Depreciation and amortization..................              5.2       5.2       4.8       5.2
Professional fees..............................              2.3       6.0       3.0       6.7
Occupancy......................................              3.7       2.6       3.1       2.7
Marketing and business development.............              2.2       2.2       2.3       3.0
Other..........................................              3.4       2.0       3.2       2.7
                                                           -----     -----     -----     -----
     Total expenses............................             81.6      81.0      80.4      79.6
                                                           -----     -----     -----     -----
Income before income taxes.....................             18.4      19.0      19.6      20.4
Provision for income taxes.....................              8.1       8.4       8.6       9.0
                                                           -----     -----     -----     -----
     Net income................................             10.3%     10.6%     11.0%     11.4%
                                                           =====     =====     =====     =====

---------------
(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. See "-- Overview."


THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

     Overview

     Net income increased 10.0% from $37.0 million for the three months ended June 30, 2000 to $40.7 million for the comparable period in 2001. Our revenues grew 13.6% from $347.6 million for the three months ended June 30, 2000 to $395.0 million for the comparable period in 2001 primarily as a result of increased U.S. trading volumes.

     This revenue growth was offset by the 14.5% increase in expenses from $281.5 million for the three months ended June 30, 2000 to $322.3 million for the comparable period in 2001. This increase in expenses was primarily due to additional staffing as a result of our growth particularly in the United States, increased communications and equipment expenses primarily as a result of the significant increase in transaction volumes, and increased expenses related to our soft dollar and commission recapture businesses primarily due to increased customer demand for our soft dollar services and increased overall market transaction volumes.

     Expenses increased despite an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities, as well as a reduction in our professional fee expense. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, increased slightly from $11.0 million for the three months ended June 30, 2000 to $12.1 for the comparable period in 2001. We incurred no expenses related to the creation of a retail brokerage capability in the three months ended June 30, 2001, compared to expenses of $11.2 million in the three months ended June 30, 2000.

     Revenues

     Transaction fee revenue increased 13.0% from $336.1 million for the three months ended June 30, 2000 to $379.7 million for the comparable period in 2001. This increase was due to higher trading volumes both domestically and internationally, reflecting growth in trading volumes in the global securities markets. Transaction fee revenue earned from our international operations increased from $76.6 million for the three months ended June 30, 2000 to $90.8 million for the comparable period in 2001. This amount represented 22.8% of our transaction fee revenue for the three months ended June 30, 2000, and 23.9% for the comparable period in 2001. This growth represents our continued expansion in the international marketplace. Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 17.0% from $46.3 million for the three months ended June 30, 2000 to $54.2 million for the comparable period in 2001, primarily due to increased customer demand for our soft dollar services.

     Our trading volumes in Nasdaq-quoted and NYSE-listed stocks increased 37.6% and 14.7% for the three months ended June 30, 2001, respectively, compared to the comparable period in 2000. Our share of volume in Nasdaq-quoted stocks increased from 13.6% for the three months ended June 30, 2000 to 15.3% for the comparable period in 2001, and our share of volume in NYSE-listed stocks decreased slightly from 3.1% for the three months ended June 30, 2000 to 3.0% for the comparable period in 2001. Our average number of transactions in Nasdaq-quoted and NYSE-listed stocks per day increased 38.9% from 311,016 for the three months ended June 30, 2000 to 431,866 for the comparable period in 2001.

     Interest revenue increased 16.1% from $10.0 million for the three months ended June 30, 2000 to $11.6 million for the comparable period in 2001. This increase was primarily due to revenue generated by our clearing services.

     Investment income increased 134.8% from $1.6 million for the three months ended June 30, 2000 to $3.7 million for the comparable period in 2001. This increase was primarily due to mark-to-market and related gains on our shares of the London Stock Exchange and Hong Kong Stock Exchange.


     Expenses

     Compensation and benefits expense increased 19.5% from $101.1 million for the three months ended June 30, 2000 to $120.7 million for the comparable period in 2001. This increase was primarily due to the addition of new employees to support our rapid growth, particularly in the United States, severance costs related to certain employee departures, and an increase in incentive compensation due to growth in our revenues. Our headcount increased from 2,007 employees as of June 30, 2000 to 2,244 employees as of June 30, 2001. Severance costs and growth in our headcount contributed to the increase in our compensation and benefits expense as a percentage of revenues from 29.1% for the three months ended June 30, 2000 to 30.6% for the comparable period in 2001.

     Communications and equipment expense increased 25.8% from $35.7 million for the three months ended June 30, 2000 to $44.8 million for the comparable period in 2001. This increase was due in large part to higher costs related to our core communications, which increased 41.1% from $13.2 million for the three months ended June 30, 2000 to $18.6 million for the comparable period in 2001. Of this amount, $10.2 million related to network communications services that Radianz began providing to us in June 2000. We outsourced these services and transferred employees to Radianz at that time. In addition, our equipment and software costs for upgrading our existing systems to increase capacity and for other enhancements to and maintenance of those systems increased 30.5% from $11.1 million for the three months ended June 30, 2000 to $14.5 million in the comparable period in 2001. Primarily as a result of increased cost for our core communications, communications and equipment expense increased as a percentage of our revenues from 10.3% for the three months ended June 30, 2000 to 11.4% for the comparable period in 2001.

     Soft dollar and commission recapture expense increased 17.0% from $46.3 million for the three months ended June 30, 2000 to $54.2 million for the comparable period in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to increased customer demand for our soft dollar services and increased overall market transaction volumes. As a result, this expense increased as a percentage of our revenues from 13.3% for the three months ended June 30, 2000 to 13.7% for the comparable period in 2001.

     Brokerage, clearing and exchange fees increased 1.1% from $35.8 million for the three months ended June 30, 2000 to $36.2 million for the comparable period in 2001. This increase resulted primarily from higher domestic clearing fees due to increased volumes. Our international clearing fees decreased primarily as a result of lower rates charged by our clearing banks. In addition, we incurred lower brokerage fees internationally as our acquisition of memberships in additional securities exchanges enabled us to reduce our use of floor brokers. As a percentage of our revenues, brokerage, clearing and exchange fees decreased from 10.3% for the three months ended June 30, 2000 to 9.2% for the comparable period in 2001.

     Depreciation and amortization expense increased 13.9% from $18.0 million for the three months ended June 30, 2000 to $20.5 million for the comparable period in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements in connection with our move to our new corporate headquarters in New York. As a percentage of our revenues, depreciation and amortization expense was 5.2% for the three months ended June 30, 2000 and 2001.

     Professional fees decreased 55.5% from $20.8 million for the three months ended June 30, 2000 to $9.3 million for the comparable period in 2001. This decrease was primarily due to reduced use of technical and management consultants, as well as reduced legal expenses. These fees were higher in the three months ended June 30, 2000 as we were preparing for our reorganization and initial public offering. A total of $6.0 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. As a result, professional fees decreased as a percentage of our revenues, from 6.0% for the three months ended June 30, 2000 to 2.3% for the comparable period in 2001.

     Occupancy expense increased 58.5% from $9.1 million for the three months ended June 30, 2000 to $14.5 million for the comparable period in 2001. This increase was primarily due to higher lease payments and related expenses for our new corporate headquarters in New York.

     Marketing and business development increased 10.9% from $7.7 million for the three months ended June 30, 2000 to $8.6 million for the comparable period in 2000. This increase was due primarily to increased marketing costs related to our overall business.

     Other expenses increased 94.5% from $6.9 million for the three months ended June 30, 2000 to $13.4 million for the comparable period in 2001. This increase was primarily related to increased travel costs, allowance for doubtful accounts, and interest costs associated with our clearing business.

     Provision for Income Taxes

     Our tax provision increased 10.0% from $29.1 million for the three months ended June 30, 2000 to $32.0 million for the comparable period in 2001 as a result of our increased income before income taxes. Our effective income tax rate remained unchanged at 44.0% for the same periods.

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

Financial Overview

Overview

     Net income increased 14.3% from $79.5 million for the six months ended June 30, 2000 to $90.8 million for the comparable period in 2001. Our revenues grew 18.6% from $696.1 million for the six months ended June 30, 2000 to $825.7 million for the comparable period in 2001 primarily as a result of increased U.S. trading volumes. This growth offset the 2.5% decline in transaction fee revenue earned from our international operations primarily as a result of declines in share prices in non-U.S. securities markets despite our increased volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded).

     This revenue growth was offset by the 19.7% increase in expenses from $554.2 million for the six months ended June 30, 2000 to $663.5 million for the comparable period in 2001. This increase in expenses was primarily due to additional staffing as a result of our growth particularly in the United States, increased expenses related to our soft dollar and commission recapture businesses primarily as a result of our acquisition of Lynch, Jones & Ryan in February 2000, and increased communications and equipment expenses primarily as a result of the significant increase in transaction volumes.

     Expenses increased despite an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities, as well as a reduction in our professional fees and marketing and business development expenses. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, decreased from $31.0 million for the six months ended June 30, 2000 to $25.6 for the comparable period in 2001. Our expenses related to the creation of a retail brokerage capability decreased from $23.7 million for the six months ended June 30, 2000 to $4.7 million for the comparable period in 2001. Included in the 2001 amount is a restructuring charge of $4.0 million. All charges related to our change in strategy related to our retail brokerage capability were incurred as of March 31, 2001.

     Revenues

     Transaction fee revenue increased 17.5% from $676.9 million for the six months ended June 30, 2000 to $795.2 million for the comparable period in 2001. This increase was due to higher trading volumes both domestically and internationally, reflecting growth in trading volumes in the global securities markets. Offsetting this growth, however, was a 2.5% decline in transaction fee revenue earned from our international operations from $181.8 million for the six months ended June 30, 2000 to $177.3 million for the comparable period in 2001. This amount represented 26.9% of our transaction fee revenue for the six months ended June 30, 2000, and 22.3% for the comparable period in 2001. As previously noted, this decrease was primarily due to declines in share prices in non-U.S. securities markets despite our increased transaction volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded). Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 32.9% from $83.0 million for the six months ended June 30, 2000 to $110.3 million for the comparable period in 2001 primarily because our results in 2001 reflect a full six months of results of Lynch, Jones & Ryan, which we acquired in February 2000. This growth was also a result of increased customer demand for our soft dollar services.

     Our trading volumes in Nasdaq-quoted and NYSE-listed stocks increased 46.5% and 25.0%, respectively, for the six months ended June 30, 2001, compared to the comparable period in 2000. Our share of volume in Nasdaq-quoted stocks increased from 12.4% for the six months ended June 30, 2000 to 15.2% for the comparable period in 2001, and our share of volume in NYSE-listed stocks increased from 2.7% for the six months ended June 30, 2000 to 3.0% for the comparable period in 2001. Our average number of transactions in Nasdaq-quoted and NYSE-listed stocks per day increased 46.3% from 299,163 for the six months ended June 30, 2000 to 437,562 for the comparable period in 2001.

     Interest revenue increased 34.1% from $18.2 million for the six months ended June 30, 2000 to $24.4 million for the comparable period in 2001. This increase was primarily due to revenue generated by our clearing services.

     Investment income increased from $1.1 million for the six months ended June 30, 2000 to $6.1 million for the comparable period in 2001. This increase was primarily due to mark-to-market gains on our shares of the London Stock Exchange and Hong Kong Stock Exchange.

     Expenses

     Compensation and benefits expense increased 30.3% from $195.4 million for the six months ended June 30, 2000 to $254.5 million in 2001. This increase was primarily due to the addition of new employees to support our rapid growth, particularly in the United States, severance costs related to certain employee departures and increased incentive compensation due to the growth in our revenues. Our headcount increased from 2,007 employees as of June 30, 2000 to 2,244 employees as of June 30, 2001. Severance costs and the growth in our headcount contributed to the increase in our compensation and benefits expense as a percentage of revenues from 28.1% for the six months ended June 30, 2000 to 30.8% for the comparable period in 2001.

     Communications and equipment expense increased 39.8% from $64.6 million for the six months ended June 30, 2000 to $90.2 million for the comparable period in 2001. This increase was due in large part to higher costs related to our core communications, which increased 55.4% from $26.0 million for the six months ended June 30, 2000 to $40.4 million for the comparable period in 2001. Of this amount, $19.5 million related to network communications services that Radianz began providing to us in June 2000. We outsourced these services and transferred employees to Radianz at that time. In addition, our equipment and software costs for upgrading our existing systems to increase capacity and for other enhancements to and maintenance of those systems increased 19.7% from $19.4 million for the six months ended June 30, 2000 to $23.3 million in the comparable period in 2001. Primarily due to increased core communication costs, communications and equipment expense increased as a percentage of our revenues from 9.3% for the six months ended June 30,2000 to 10.9% for the comparable period in 2001.

     Soft dollar and commission recapture expense increased 32.9% from $83.0 million for the six months ended June 30, 2000 to $110.3 million for the comparable period in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to the acquisition of Lynch, Jones & Ryan in February 2000, as well as a increase in the overall use of our soft dollar services by our customers and increased market transaction volumes. Primarily as a result of our purchase of Lynch, Jones & Ryan, this expense increased as a percentage of our revenues from 11.9% for the six months ended March 31, 2000 to 13.4% for the comparable period in 2001.

     Brokerage, clearing and exchange fees increased 4.6% from $69.7 million for the six months ended June 30, 2000 to $73.0 million for the comparable period in 2001. This increase resulted primarily from higher domestic clearing fees due in large part to our acquisition of Lynch, Jones & Ryan, as well as increased volumes. Our international clearing fees decreased primarily as a result of lower rates charged by our clearing banks. In addition, we incurred lower brokerage fees internationally as our memberships in additional securities exchanges enabled us to reduce our use of floor brokers. As a percentage of our revenues, brokerage, clearing and exchange fees decreased from 10.0% for the six months ended June 30, 2000 to 8.8% for the comparable period in 2001.

     Depreciation and amortization expense increased 10.0% from $36.4 million for the six months ended June 30, 2000 to $40.0 million for the comparable period in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements, as a result of our move to our new corporate headquarters in New York.

As a percentage of our revenues, depreciation and amortization expense decreased from 5.2% for the six months ended June 30, 2000 to 4.8% for the comparable period in 2001.

     Professional fees decreased 46.3% from $46.5 million for the six months ended June 30, 2000 to $25.0 million for the comparable period in 2001. This decrease was primarily due to reduced use of technical and management consultants, as well as reduced legal expenses. These fees were higher in the six months ended June 30, 2000 as we were preparing for our reorganization and initial public offering. A total of $12.4 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. Professional fees decreased as a percentage of our revenues, from 6.7% for the six months ended June 30, 2000 to 3.0% for the comparable period in 2001.

     Occupancy expense increased 33.0% from $19.1 million for the six months ended June 30, 2000 to $25.4 million for the comparable period in 2001. This increase was primarily due to higher lease payments and related expenses for our new corporate headquarters in New York.

     Marketing and business development expense decreased 8.7% from $20.5 million for the six months ended June 30, 2000 to $18.8 million for the comparable period in 2001. This decrease was due primarily to a decreased level of advertising as a result of the change in strategy related to our retail brokerage capability.

     Other expenses increased 38.6% from $19.1 million for the six months ended June 30, 2000 to $26.4 million for the comparable period in 2001. This increase was primarily related to increased travel costs and interest expense associated with our subordinated borrowings from Reuters for our purchase of Lynch, Jones & Ryan. These borrowings were repaid in June 2001.

      Provision for Income Taxes

     Our tax provision increased 14.3% from $62.5 million for the six months ended June 30, 2000 to $71.4 million for the comparable period in 2001 as a result of our increased income before income taxes. Our effective income tax rate remained unchanged at 44.0% for both periods.


     Liquidity and Capital Resources

     Cash and cash equivalents, together with assets readily convertible into cash, accounted for 72.9% and 73.5% of our assets as of December 31, 2000 and June 30, 2001, respectively. Cash and cash equivalents increased from $415.2 million as of December 31, 2000 to $634.0 million as of June 30, 2001. This increase was primarily due to the $488.1 million of net proceeds we received from our initial public offering in May 2001, as well as a decrease in our securities owned. This increase was offset in part by our return of capital payment to Reuters and negative cash flows from operating activities. The decline in our cash flows from operating activities resulted primarily from an increase in securities borrowed related to our growing clearing business and reduced payables to broker-dealers and customers. These factors more than offset the positive cash impact of securities loaned in our clearing business and reduced receivables from broker-dealers and customers. Receivables from and payables to broker-dealers and customers declined primarily as a result of a lower amount of securities transactions that had not yet settled as of June 30, 2001.

     Our initial public offering also caused an increase in our total assets and stockholders' equity between December 31, 2000 and June 30, 2001. Higher balances of securities borrowed and loaned related to our growing clearing business also contributed to this increase. Offsetting these factors were the decreases in our receivables to and payables from broker-dealers and customers. These changes led to our negative cash flow from operating activities in the first six months of 2001. Changes in our total assets and liabilities generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Capital expenditures in the six months ended June 30, 2001 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our new office facilities to support our growth. Capital expenditures and investments in new technology were financed primarily through income from operations. Capital expenditures related to the move to our new corporate headquarters are expected to be approximately $67.0 million in 2001, of which approximately $56.0 million was made in the six months ended June 30, 2001. Our aggregate minimum lease commitment is approximately $12.0 million for the remainder of 2001. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

     Cash provided by financing activities totaled $50.2 million and $287.9 million in the six months ended June 30, 2000 and 2001, respectively. Reuters loaned us $49.0 million to fund our acquisition of Lynch, Jones & Ryan in February 2000. This loan bore interest at an annual rate based on six-month LIBOR plus 1.25% and was repaid in June 2001. In May 2001, we also made a return of capital of $150.0 million to Reuters. We funded that return of capital through an intercompany advance from Reuters. We repaid that advance in May 2001 out of the net proceeds we received from our initial public offering.

     As of June 30, 2001, we had access to $250 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations and had no borrowings outstanding under these lines. In addition, as of June 30, 2001, we had access to $819.6 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries, with $122.5 million outstanding under these lines.

     As of June 30, 2001, our U.S. registered broker-dealer subsidiaries had net capital on a consolidated basis of $484.0 million, which was $479.3 million in excess of their required consolidated net capital of $4.7 million. Included in these amounts are balances related to our clearing subsidiary, which is the counterparty to each of our customer transactions and which had net capital of $272.1 million, which was $268.2 million in excess of its required net capital of $3.9 million.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of June 30, 2001, these funds amounted to $113.0 million.

     We currently anticipate that the net proceeds from our initial public offering, together with our cash resources and credit facilities, will be sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements as well as other anticipated requirements for at least the next twelve months. To the extent that we further develop our correspondent clearing operations or provide financing of retail customers' account balances, whether through our wholesale business or otherwise, we may need to obtain additional financing.


     Recently Issued Accounting Standards

     SFAS No. 141, "Business Combinations," was issued in June 2001 and is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. At this time, we do not believe that adoption of this statement will have a material impact on our financial condition and results of operations.

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement. At this time, management is reviewing the potential impact of this statement on our financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For a more detailed discussion of our exposure to market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Prospectus.

     Interest Rate Risk

     The aggregate fair market value of our short-term investment portfolio, classified as securities owned on our statements of financial condition, was $178.3 million and $80.4 million as of December 31, 2000 and June 30, 2001, respectively. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points as of December 31, 2000 and June 30, 2001, the fair value of the portfolio would decline by $2.3 million and $891,000, respectively. We generally hold these securities until maturity and therefore would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, our short-term interest earning assets (mainly cash and money market instruments) totaled $415.2 million and $634.0 million as of December 31, 2000 and June 30, 2001, respectively. We also had short-term borrowings of $117.1 million and $130.7 million as of December 31, 2000 and June 30, 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, revenues or cash flows.


     Exchange Rate Risk

     Approximately $17.8 million and $29.9 million of our securities owned were denominated in foreign currencies as of December 31, 2000 and June 30, 2001, respectively. Of this amount, $4.8 million and $4.7 million were denominated in euros as of December 31, 2000 and June 30, 2001, respectively; $5.1 million and $5.0 million were denominated in Canadian dollars as of December 31, 2000 and June 30, 2001, respectively; $6.8 million and $10.4 million were denominated in British pounds as of December 31, 2000 and June 30, 2001, respectively; $8.3 million was denominated in Japanese yen as of June 30, 2001; and $1.0 million was denominated in the Hong Kong dollar as of June 30, 2001. Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $1.6 million and $2.7 million as of December 31, 2000 and June 30, 2001, respectively.

     Approximately 23.7% of our revenues and 25.3% of our expenses as of December 31, 2000, and 22.4% of our revenues and 23.0% of our expenses as of June 30, 2001 were denominated in non-U.S. dollar currencies. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $3.4 million for 2000, and $3.1 million for the six months ended June 30, 2001.

     Equity Price Risk

     As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, included in securities owned on our statements of financial condition are marketable securities of the London and Hong Kong stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $680,000 and $1.1 million as of December 31, 2000 and June 30, 2001, respectively.

  CREDIT RISK ON UNSETTLED TRADES

     In the six months ended June 30, 2001, our loss from transactions in which a party refused or was unable to settle and other credit losses have been immaterial.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     For a discussion of our legal and administrative proceedings, see "Business-Legal and Administrative Proceedings" in the Prospectus. There have been no material developments with respect to legal and administrative proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-55190 and 333-61186) relating to the Company's initial public offering of its Common Stock, par value $0.01, and the related Preferred Stock Purchase Rights, was May 17, 2001. The effective date of Post-Effective Amendment No. 1, filed solely to add an exhibit pursuant to Rule 462(d) under the Securities Act of 1933, was May 22, 2001. The maximum aggregate offering price of the Common Stock registered was $533.6 million. A total of 36,800,000 shares of the Company's Common Stock (including 4,800,000 shares resulting from the underwriters' exercise of their over-allotment option), together with the related Preferred Stock Purchase Rights, were sold. The managing underwriters for the offering were Credit Suisse First Boston Corporation; Deutsche Banc Alex. Brown Inc.; Bear, Stearns & Co. Inc.; J.P. Morgan Securities Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Salomon Smith Barney Inc. and WR Hambrecht + Co.

     The offering commenced on May 17, 2001 and was completed on May 23, 2001. The aggregate offering price of the 36,800,000 shares of Common Stock sold (together with the related Preferred Stock Purchase Rights and including the underwriters' over-allotment shares) was $533.6 million. Net proceeds to the Company were $488.1 million, after deduction of the underwriting discounts and commissions of $33.5 million and other offering expenses of approximately $12.0 million.

     From the proceeds of the offering, we used $150.0 million of the net proceeds to repay our indebtedness to Reuters for an advance to us in May 2001. We used this advance to fund a simultaneous return of capital to Reuters. We intend to use $50 million of the proceeds for our acquisition of ProTrader and the remaining proceeds for working capital and general corporate purposes. Pending use, we have invested the remaining proceeds in short-term, interest-bearing, money market investments.


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     In the second quarter of 2001, John C. Bogle, John Kasich and Kay Koplovitz were appointed to the Instinet Board of Directors as independent directors. With these three appointments, the size of the Instinet Board increased to ten members.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

     Exhibit
     Number         Description
     ---------      ------------------------------------------------------------

     2.1            Contribution Agreement between Instinet Corporation and
                    Instinet Group LLC, dated July 25, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (No. 333-55190)).

     2.2 Asset Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 31, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's registration statement on Form S-1 (No. 333-55190)).

     2.3            Subscription Agreement between Reuters Holdings Switzerland
                    SA and Instinet Group LLC, dated July 31, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company's registration statement on Form S-1 (No. 333-55190)).

     2.4            Contribution Agreement between Reuters C Corporation and
                    Instinet Group LLC, dated September 29, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's registration statement on Form S-1 (No. 333-55190)).

     2.5            Contribution Agreement between Reuters Holdings Switzerland
                    SA and Instinet Group LLC, dated September 29, 2000
                    (incorporated herein by reference to Exhibit 2.5 to the Company's registration statement on Form S-1 (No.
                    333-55190)).

     2.6            Contribution Agreement between Reuters Holdings Switzerland
                    SA and Instinet Group LLC, dated September 29, 2000
                    (incorporated herein by reference to Exhibit 2.6 to the Company's registration statement on Form S-1 (No.
                    333-55190)).

     3.1 Certificate of Incorporation of Instinet Group Incorporated, dated May 9, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company's registration statement on Form
                    S-1 (No. 333-55190)).

     3.2*           Bylaws of Instinet Group Incorporated.

     4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (No. 333-55190)).

     4.2*           Corporate Agreement between Instinet Group Incorporated and
                    Reuters Limited, dated May 17, 2001.

     4.3*           Rights Agreement between Instinet Group Incorporated and
                    Mellon Investor Services LLC, dated May 15, 2001.

     10.1 Instinet Group Annual Bonus Plan (incorporated herein by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.2           Instinet Earnings Participation Unit Plan effective January
                    1, 1993; form of 1998 Performance Award; Instinet 1999
                    Equity Super Plan Summary and Amendment; 1999 Super (EPU)
                    Plan for Fixed Income Group (incorporated herein by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.3 Instinet 2000 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.4           Employment Agreement between Instinet Group LLC and Douglas
                    M. Atkin, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's registration statement on Form S-1 (No. 333-55190)).


     10.5           Employment Agreement between Instinet Group LLC and Mark
                    Nienstedt, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.6           Employment Agreement between Instinet Group LLC and Kenneth
                    K. Marshall, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.7           Employment Agreement between Instinet Group LLC and Peter
                    Fenichel, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.8           Employment Agreement between Instinet Group LLC and
                    Andre-Francois Helier Villeneuve, dated April 30, 2001
                    (incorporated herein by reference to Exhibit 10.27 to the Company's registration statement on Form S-1 (No.
                    333-55190)).

     10.9           Fixed Income Data Agreement between Reuters Limited and
                    Instinet Corporation, dated October 1, 1999 (incorporated herein by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (No. 333-55190)).

     10.10          Letter agreement between Reuters Limited and Instinet
                    Corporation, dated August 1, 2000, amending the Fixed Income
                    Data Agreement (incorporated herein by reference to Exhibit
                    10.10 to the Company's registration statement on Form S-1
                    (No. 333-55190)).

     10.11          Global Reuters Services Contract between Reuters Limited and
                    Instinet Global Holdings, Inc., dated December 21, 2000
                    (incorporated herein by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (No.
                    333-55190)).

     10.12          Redistribution Addendum to Reuters Global Agreement between
                    Reuters Limited and Instinet Global Holding, Inc., dated
                    December 21, 2000, amending the Global Reuters Services
                    Contract (incorporated herein by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (No.
                    333-55190)).

     10.13*         Data Distribution Agreement between Instinet Global
                    Holdings, Inc. and Reuters America, Inc., dated May 17,
                    2001.

     10.14* License Agreement between Instinet Global Services Limited and Reuters Limited, dated May 17, 2001.

     10.15*         U.S. Tax Sharing Agreement by and among Reuters America
                    Holdings, Inc., Instinet Group Incorporated and Instinet
                    Global Holdings, Inc., dated May 17, 2001.

     10.16*         U.K. Tax Sharing Agreement between Reuters Group PLC,
                    Instinet Group Incorporated and Instinet Holdings Limited, dated May 16, 2001.

     10.17*         Sublease between Reuters C Corp. and Instinet Global
                    Holdings, Inc., dated May 16, 2001.

     10.18*         Corporate Services Agreement between Reuters Limited and
                    Instinet Group Incorporated, dated May 16, 2001.


     99.1*          Information incorporated by reference into Form 10-Q (Risk
                    Factors from the Prospectus).

* Filed electronically herewith.


      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 10, 2001:

Date of Report     Item Number         Financial Statements Required to be Filed
---------------    ------------------  -----------------------------------------

 July 24, 2001      Items 5 & 7         No

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2001


                                                     INSTINET GROUP INCORPORATED

                                                          By: /s/ MARK NIENSTEDT
                                                     ---------------------------
                                                            Name: Mark Nienstedt
           Title: Executive Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
---------      -----------------------------------------------------------------

2.1            Contribution Agreement between Instinet Corporation and Instinet
               Group LLC, dated July 25, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's registration statement on Form
               S-1 (No. 333-55190)).

2.2            Asset Contribution Agreement between Instinet Corporation and
               Instinet Group LLC, dated July 31, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's registration statement on Form S-1 (No. 333-55190)).

2.3 Subscription Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated July 31, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company's registration statement on Form S-1 (No. 333-55190)).

2.4            Contribution Agreement between Reuters C Corporation and Instinet
               Group LLC, dated September 29, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's registration statement on Form S-1 (No. 333-55190)).

2.5 Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company's registration statement on Form S-1 (No. 333-55190)).

2.6 Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (incorporated herein by reference to Exhibit 2.6 to the Company's registration statement on Form S-1 (No. 333-55190)).

3.1 Certificate of Incorporation of Instinet Group Incorporated, dated May 9, 2001 (incorporated herein by reference to Exhibit
               4.2 to the Company's registration statement on Form S-1 (No.
               333-55190)).

3.2*           Bylaws of Instinet Group Incorporated.

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (No. 333-55190)).

4.2*           Corporate Agreement between Instinet Group Incorporated and
               Reuters Limited, dated May 17, 2001.

4.3*           Rights Agreement between Instinet Group Incorporated and Mellon
               Investor Services LLC, dated May 15, 2001.

10.1 Instinet Group Annual Bonus Plan (incorporated herein by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (No. 333-55190)).

10.2           Instinet Earnings Participation Unit Plan effective January 1,
               1993; form of 1998 Performance Award; Instinet 1999 Equity Super
               Plan Summary and Amendment; 1999 Super (EPU) Plan for Fixed
               Income Group (incorporated herein by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (No.
               333-55190)).

10.3 Instinet 2000 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Company's registration statement on Form
               S-1 (No. 333-55190)).

10.4           Employment Agreement between Instinet Group LLC and Douglas M.
               Atkin, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's registration statement on Form S-1
               (No. 333-55190)).

10.5           Employment Agreement between Instinet Group LLC and Mark
               Nienstedt, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.2 to the Company's registration statement on Form
               S-1 (No. 333-55190)).

10.6           Employment Agreement between Instinet Group LLC and Kenneth K.
               Marshall, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.3 to the Company's registration statement on Form
               S-1 (No. 333-55190)).

10.7           Employment Agreement between Instinet Group LLC and Peter
               Fenichel, dated April 2, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company's registration statement on Form
               S-1 (No. 333-55190)).

10.8           Employment Agreement between Instinet Group LLC and
               Andre-Francois Helier Villeneuve, dated April 30, 2001
               (incorporated herein by reference to Exhibit 10.27 to the Company's registration statement on Form S-1 (No. 333-55190)).

10.9           Fixed Income Data Agreement between Reuters Limited and Instinet
               Corporation, dated October 1, 1999 (incorporated herein by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (No. 333-55190)).

10.10          Letter agreement between Reuters Limited and Instinet
               Corporation, dated August 1, 2000, amending the Fixed Income Data
               Agreement (incorporated herein by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (No.
               333-55190)).

10.11          Global Reuters Services Contract between Reuters Limited and
               Instinet Global Holdings, Inc., dated December 21, 2000
               (incorporated herein by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (No. 333-55190)).

10.12          Redistribution Addendum to Reuters Global Agreement between
               Reuters Limited and Instinet Global Holding, Inc., dated December
               21, 2000, amending the Global Reuters Services Contract
               (incorporated herein by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (No. 333-55190)).

10.13*         Data Distribution Agreement between Instinet Global Holdings,
               Inc. and Reuters America, Inc., dated May 17, 2001.

10.14*         License Agreement between Instinet Global Services Limited and
               Reuters Limited, dated May 17, 2001.

10.15*         U.S. Tax Sharing Agreement by and among Reuters America Holdings,
               Inc., Instinet Group Incorporated and Instinet Global Holdings,
               Inc., dated May 17, 2001.

10.16*         U.K. Tax Sharing Agreement between Reuters Group PLC, Instinet
               Group Incorporated and Instinet Holdings Limited, dated May 16,
               2001.

10.17*         Sublease between Reuters C Corp. and Instinet Global Holdings,
               Inc., dated May 16, 2001.

10.18*         Corporate Services Agreement between Reuters Limited and Instinet
               Group Incorporated, dated May 16, 2001.

99.1*          Information incorporated by reference into Form 10-Q (Risk
               Factors from the Prospectus).

* Filed electronically herewith.