Form 10-Q
period 2001-09-30
INSTINET GROUP INC
filed 2001-11-14
CIK 1132327

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended September 30, 2001

                                       or


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

                             Yes X         No
                                --           --


Number of shares outstanding of each of the registrant's classes of Common Stock at November 12, 2001.


Common Stock, $0.01 par value                                 248,351,339 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended September 30, 2001

Table of Contents                                                       Page

Part I. Financial Information
     Item 1. Financial Statements
       Consolidated Statements of Income for the three
         months and nine months ended September 30, 2001 and 2000         3
       Consolidated Statements of Financial Condition as of
         September 30, 2001 and December 31, 2000                         4
       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000                                5
       Notes To Consolidated Financial Statements                         6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11
     Item 3. Quantitative and Qualitative Disclosures about              21
             Market Risk

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                           22
     Item 2. Changes in Securities and Use of Proceeds                   22
     Item 3. Defaults Upon Senior Securities                             23
     Item 4. Submission of Matters to a Vote of Security Holders         23
     Item 5. Other Information                                           23
     Item 6. Exhibits and Reports on Form 8-K                            23

     Signatures                                                          24

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

                           INSTINET GROUP INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)





                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                  ----------------------    --------------------
                                    2001         2000         2001        2000
                                  --------    ----------    --------    --------


REVENUES
Transaction fees................. $312,546      $327,920  $1,107,736  $1,004,804
Interest.........................   14,254        10,031      38,636      28,204
Investments......................   (6,330)        9,644        (236)     10,704
                                  --------    ----------   ---------    --------
          Total revenues.........  320,470       347,595   1,146,136   1,043,722
EXPENSES
Compensation and benefits........   92,467       105,039     346,972     300,430
Communications and equipment.....   39,036        36,175     129,271     100,733
Soft dollar and commission
  recapture......................   51,595        47,406     161,876     130,380
Brokerage, clearing and exchange
  fees...........................   33,314        32,725     106,272     102,460
Depreciation and amortization....   22,014        20,075      62,021      56,454
Professional fees................    8,534        22,523      33,493      69,007
Occupancy........................   15,110        10,360      40,473      29,423
Marketing and business
  development....................      923         4,147      19,654      24,661
Other............................   15,195        10,796      41,612      29,857
Restructuring costs..............   22,821             -      22,821           -
Loss of fixed assets at World
   Trade Center .................   19,528             -      19,528           -
Insurance recovery of fixed
   asset loss ...................  (19,528)            -     (19,528)          -
                                  --------    ----------    --------    --------
          Total expenses.........  301,009       289,246     964,465     843,405
                                  --------    ----------    --------    --------
Income before income taxes.......   19,461        58,349     181,671     200,317
Provision for income taxes.......   11,251        25,674      82,623      88,140
                                  --------    ----------    --------    --------
          Net income.............   $8,210       $32,675     $99,048    $112,177
                                  ========    ==========    ========    ========

Basic and diluted earnings per
     share....................... $   .03       $   .16     $   .44     $   .54
                                  ========    ==========    ========    ========

Weighted average shares
     outstanding - basic......... 243,719       206,900      224,566    206,900
                                  ========    ==========    ========    ========

Weighted average shares
     outstanding - diluted....... 243,722      206,900      224,567    206,900
                                  ========    ==========    ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001         2000
                                                     ------------  ------------

ASSETS
Cash and cash equivalents..........................   $  715,328   $  415,199
Securities segregated under federal regulations....      129,009       70,000
Securities owned, at market value..................       87,384      185,121
Securities borrowed................................      599,648      245,833
Receivable from broker-dealers.....................      710,664      660,319
Receivable from customers..........................       77,288      149,080
Commissions and other receivables, net.............      121,186      123,609
Investments........................................       76,514       83,801
Receivable from Parent.............................        4,212           --
Receivable from affiliates, net....................           --       14,267
Fixed assets and leasehold improvements, net of
  accumulated depreciation and amortization........      213,022      195,636
Goodwill, net of accumulated amortization..........       75,799       81,830
Deferred tax assets, net...........................       86,737       76,917
Other assets.......................................      187,346      138,812
                                                      ----------   ----------
          Total assets.............................   $3,084,137   $2,440,424
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings..............................   $  202,681   $  117,072
Securities loaned..................................      123,680           --
Payable to broker-dealers..........................      515,529      542,731
Payable to customers...............................      388,393      346,866
Taxes payable......................................       72,502       50,516
Payable to Parent..................................           --       22,488
Payable to affiliates, net.........................       13,003           --
Subordinated debt to affiliate.....................           --       50,417
Accrued compensation...............................      120,358      202,767
Accounts payable, accrued expenses and other
  liabilities......................................      280,266      180,231
                                                      ----------   ----------
          Total liabilities........................    1,716,412    1,513,088
                                                      ----------   ----------
STOCKHOLDERS' EQUITY...............................
Historical combined equity ........................           --      948,363
Common stock, $0.01 par value (950,000 shares
  authorized, 243,719 issued and outstanding) .....        2,437           --
Additional paid-in capital.........................    1,353,772           --
Retained earnings..................................       28,397           --
Accumulated other comprehensive loss...............       (4,601)      (2,029)
Unearned compensation..............................      (12,280)     (18,998)
                                                      ----------   ----------
          Total stockholders' equity...............    1,367,725      927,336
                                                      ----------   ----------
          Total liabilities and stockholders'
          equity...................................   $3,084,137   $2,440,424
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

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ---------------------
                                                           2001        2000
                                                        ---------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................  $  99,048   $ 112,177
Adjustments to reconcile net income to cash (used in)/
  provided by/ operating activities:
  Depreciation and amortization.......................     62,021      56,454
  Deferred taxes......................................     (9,820)    (20,234)
  Forfeitures and amortization of unearned
   compensation.......................................      6,718         174
  Loss of fixed assets at World Trade Center..........     19,528          --
  Insurance recovery of fixed asset loss..............    (19,528)         --
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations.....    (59,009)         --
  Securities borrowed.................................   (353,815)    (98,964)
  Receivable from broker-dealers......................    (50,345)   (252,174)
  Receivable from customers...........................     71,792     (94,895)
  Commissions and other receivables, net..............      2,423     (28,783)
  Receivable from Parent..............................     (4,212)        --
  Receivable from affiliates, net.....................     14,267     (85,526)
  Other assets........................................    (48,534)    (51,956)
Increases/(decreases) in operating liabilities:
  Short-term borrowings...............................     85,609     (48,206)
  Securities loaned...................................    123,680      10,846
  Payable to broker-dealers...........................    (27,202)    139,888
  Payable to customers................................     41,257      87,470
  Taxes payable.......................................     21,986     102,507
  Payable to Parent...................................    (22,488)     14,074
  Payable to affiliates, net..........................     13,003      (2,372)
  Accrued compensation................................    (82,409)    (48,677)
  Accounts payable, accrued expenses and other
    liabilities.......................................    100,035     120,353
                                                        ---------    ---------
    Cash used in operating activities.................    (15,725)    (87,844)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value...................     97,737      25,845
  Investments.........................................      7,287     (32,977)
  Proceeds from the sale of fixed assets to affiliate.         --      17,300
  Purchase of fixed assets and leasehold improvements. (73,376) (74,937) Acquisitions of businesses, net of assets acquired
    and liabilities assumed...........................         --     (48,500)
                                                        ---------    ---------
    Cash provided by / (used in) investing activities.     31,648    (113,269)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated debt from affiliate....................         --      49,355
  Repayment of subordinated debt from affiliate.......    (50,417)         --
  Loan from Parent....................................    150,000          --
  Capital distribution to Parent......................   (150,000)         --
  Net proceeds from initial public offering ..........    486,916          --
  Repayment of loan from Parent.......................   (150,000)         --
  Proceeds from issuance of common stock..............        279          --
                                                        ---------    ---------
    Cash provided by financing activities.............    286,778      49,355
                                                        ---------    ---------
Effect of exchange rate differences in cash and cash
  equivalents.........................................     (2,572)      2,103
                                                        ---------    ---------
Increase/(decrease) in cash and cash equivalents......    300,129    (149,655)
Cash and cash equivalents, beginning of period........    415,199     349,522
                                                        ---------    ---------
Cash and cash equivalents, end of period..............  $ 715,328    $199,867
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

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware corporation that, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers and institutional customers worldwide. As of September 30, 2001, the Company was approximately 85% owned by Reuters Group PLC ("Reuters" or "Parent") indirectly through certain Reuters subsidiaries.


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


3. SECURITIES OWNED ($ IN THOUSANDS)

     Securities owned are recorded on a trade date basis and primarily represent U.S. and foreign government securities, as well as shares of the London, Hong Kong and Euronext stock exchanges, and are carried at their market value with unrealized gains and losses reported in income. Marketable securities owned consisted of the following:



                                                  SEPTEMBER 30,     DECEMBER 31,
                                                  -------------   ------------
                                                       2001           2000
                                                  -------------   ------------


U.S. government and federal agency obligations..        $45,835       $167,360
Foreign sovereign obligations ..................         19,178         10,981
Stock exchanges ................................         22,371          6,780
                                                  -------------   ------------
          Total.................................        $87,384       $185,121
                                                  =============   ============






4. INVESTMENTS ($ IN THOUSANDS)

     From time to time, the Company makes strategic investments in other companies. The changes in the carrying values at the end of each period of certain investments made in non-U.S. dollars may result from fluctuations in exchange rates. A description of the Company's more significant investments are as follows:

     - WR Hambrecht + Co ("Hambrecht") -- In May 1999 and April 2000, the Company made strategic investments totaling $27,500, now representing a 7.2% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of September 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $16,450 and $27,500, respectively.

     - TP Group LDC -- Beginning in May 1999, the Company made strategic investments, and also sold certain portions of its investment, in TP Group LDC. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. In November 2000, the Company made an additional investment and, as of September 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $10,907 and $6,907, respectively.

     - Archipelago Holdings LLC ("Archipelago") -- In July 1999, the Company made a strategic investment of 15,528 GBP, representing a 11.1% voting interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. As of September 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $22,671 and $23,137, respectively, which was unchanged from its original cost.

     - Vencast, Inc. ("Vencast") -- In March 2000, the Company made a strategic investment of 5,031 GBP, representing a 12.6% interest, in Vencast. Vencast provides solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of September 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value of $1,595 and $7,496, respectively.

     - The Nasdaq Stock Market, Inc. -- In April 2000, the Company made a strategic investment of $15,475 in The Nasdaq Stock Market, Inc. As of September 30, 2001 and December 31, 2000, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - Tradeware S.A. ("Tradeware") -- In July 2000, April 2001 and June 2001, the Company made strategic investments of 4,000 euros, 66,925 Belgian francs and 1,500 euros, respectively, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of September 30, 2001 and December 31, 2000, the Company carried its investment at $4,634 and $3,723, respectively, as determined under the equity method.

     - Knight Roundtable Europe Ltd. ("Roundtable") -- In March 2001, the Company made a strategic investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. As of September 30, 2001, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - JapanCross Securities Co. Ltd. ("JapanCross") -- In February and May 2001, the Company made strategic investments of $1,722 and $815, respectively, representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of September 30, 2001, the Company carried its investment at $3,782 as determined under the equity method.

5.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

     As of September 30, 2001 and December 31, 2000, the fair value of collateral held by the Company that can be sold or repledged totaled $680,574 and $307,424, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, approximately $447,222 and $236,000 has been sold or repledged generally to cover short sales or effect deliveries of securities as of September 30, 2001 and December 31, 2000, respectively. In addition, securities in customer accounts with a fair value of approximately $21,765 and $104,810 could be sold or repledged by the Company as of September 30, 2001 and December 31, 2000, respectively.


6. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

     The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined. As of September 30, 2001 and December 31, 2000, the U.S. broker-dealer subsidiaries were in compliance with their respective capital requirements and had net capital of $298,999 and $371,583, which was $290,840 and $363,429 in excess of their required net capital of $8,159 and $8,154, respectively. Included in these amounts are balances related to the Company's clearing subsidiary, which is the counterparty to each of our customer transactions and which had net capital of $262.8 million, which was $255.4 million in excess of its required net capital of $7.4 million.

     As of September 30, 2001 and December 31, 2000, the Company segregated $129,009 and $70,000 in the special reserve bank account for the exclusive benefit of customers in accordance with Federal regulations.

     The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2001 and December 31, 2000, these subsidiaries had met their local capital adequacy requirements.


7. COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

     In the normal course of conducting its securities business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition or results of operations of the Company.


8. SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

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

                                  THREE MONTHS               NINE MONTHS
                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                               ----------------------    --------------------
                                 2001         2000         2001        2000
                               --------    ----------    --------    --------


Total revenues:
  Domestic.................... $251,138      $262,468    $891,774     $773,362
  International...............   69,332        85,127     254,362      270,360
                               --------      --------  ----------   ----------
       Total.................. $320,470      $347,595  $1,146,136   $1,043,722
                               ========      ========  ==========   ==========
Income before income taxes:
  Domestic.................... $ 18,688      $ 44,658    $148,279     $152,351
  International...............      773        13,691     33,392        47,966
                               --------      --------    --------     --------
       Total.................. $ 19,461      $ 58,349    $181,671     $200,317
                               ========      ========    ========     ========

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2001           2000
                                                    -----------    ----------
Identifiable assets:
  Domestic...........................                $2,068,885    $1,579,761
  International......................                 1,015,252       860,663
                                                     ----------    ----------
       Total.........................                $3,084,137    $2,440,424
                                                     ==========    ==========

9. COMPREHENSIVE INCOME ($ IN THOUSANDS)

     Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                          THREE MONTHS                NINE MONTHS
                                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                      --------------------       ---------------------
                                                        2001         2000          2001         2000
                                                      --------     --------      --------     --------

Net income........................................    $  8,210     $ 32,675      $ 99,048     $112,177
Changes in other comprehensive income/(loss):
  Foreign currency translation adjustment.........      (2,800)      (2,831)       (2,572)      (6,845)
                                                      --------     --------      --------     --------
Total comprehensive income, net of tax............    $  5,410     $ 29,844      $ 96,476     $105,332
                                                      ========     ========      ========     ========


10.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. Options to purchase 21,611 shares of common stock at a weighted average exercise price of $16.18 per share were outstanding as of September 30, 2001. However, options to purchase 21,464 shares of common stock were not included in the computation of diluted EPS for the three months and nine months ended September 30, 2001, respectively, because the options were anti-dilutive. The options expire on dates ranging from August 2006 to February 2007.

      Earnings per share under the basic and diluted computations are as follows:

                                                          THREE MONTHS                NINE MONTHS
                                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                      --------------------       ---------------------
                                                        2001         2000          2001         2000
                                                     --------     --------      --------     --------

Net income.......................................   $  8,210     $ 32,675      $ 99,048     $112,177

Weighted average number of common shares
    outstanding -- basic.........................    243,719      206,900       224,566      206,900

Common stock equivalent shares related to stock
    incentive plans..............................          3           --             1           --

Weighted average number of common shares
    outstanding -- diluted.......................    243,722      206,900       224,567      206,900

Basic earnings per share.........................     $ 0.03       $ 0.16        $ 0.44       $ 0.54

Diluted earnings per share.......................     $ 0.03       $ 0.16        $ 0.44       $ 0.54

11.  RESTRUCTURING

         In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure by approximately $70 million annually. This program was largely completed in the third quarter at a pre-tax cost of $22.8 million. The program included:

     - Workforce - During the third quarter of 2001, the Company reduced its employee headcount levels by 200 or 8.9% to 2,044 at September 30, 2001. The Company expects to reach its target level of 2,000 employees by the end of the fourth quarter of 2001, excluding the effect of the ProTrader acquisition (Note 12). The departments primarily affected were various operational areas in its international offices due to office closures and technology support functions, sales and trading, administrative functions and clearing operations in the U.S. The Company recorded a pre-tax charge of approximately $20.4 million related to its workforce reduction.

     - Office closures - During the third quarter of 2001, the Company closed its office in Sydney, Australia and consolidated its European trading and clearing operations, significantly reducing the size of its Zurich office. The Company recorded a pre-tax charge of approximately $1.6 million related to its office closures.


12. SUBSEQUENT EVENT

     On October 1, 2001, the Company completed its acquisition of ProTrader Group, LP. The $150 million purchase price consisted of $100 million in cash and 5,017,058 shares of Instinet common stock valued at $50 million.

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

     A weakening economic climate, as well as the events of September 11, which closed the U.S. equity markets for four days, led to a decline in overall market volumes, as well as our volumes and revenues. Total U.S. market share volume in the three months ended September 30, 2001 declined to 180.7 billion shares from
208.6 billion in the three months ended June 30, 2001. Nasdaq and U.S. exchange-listed share volumes were 96.8 billion and 83.9 billion shares, respectively, in the three months ended September 30, 2001, down from 122.7 billion and 85.9 billion shares in the three months ended June 30, 2001. Our percentage of market share decreased to 8.6% of total U.S. market share volume and 13.5% of Nasdaq share volume, and remained steady at 3.0% of U.S. exchange-listed share volume, in the three months ended September 30, 2001.

     The decline in our Nasdaq market share is primarily attributable to lower volumes from our broker-dealer customers. We had strong volume growth from this group during the first half of 2001. Since then, the profitability of those broker-dealers has come under significant pressure due to lower overall trading volumes and reduced investment banking activities as a result of the weak and uncertain economic conditions, as well as the impact of decimalization. These factors, together with the introduction of Nasdaq's SuperSoes system during the third quarter, contributed to a decline in our market share in Nasdaq-quoted trading. Our volumes in Nasdaq-listed stocks from other customer groups have varied in proportion with overall market volumes.

     In order to address these issues, in September 2001, we implemented a new pricing schedule for our broker-dealer customers and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees. We have also established a pilot program to test pricing incentives for liquidity providers. Our aim is to be price competitive while still stressing the advantages of our functionality and liquidity in order to grow our liquidity and market share.

     In July 2001, we announced a review of spending initiatives with the aim of reducing our underlying operating cost structure by approximately $70 million annually compared to our total expenses in the first half of 2001. This program was largely completed in the third quarter at a pre-tax cost of $22.8 million. Employee headcount levels were reduced to 2,044 at the end of the third quarter of 2001, down from the previous quarter. We expect to reach our target level of 2,000 employees in the fourth quarter of 2001, excluding the effect of the ProTrader acquisition. The departments primarily affected were various operational areas in our international offices due to office closures, technology support functions, sales and trading, administrative functions and clearing operations. We closed our office in Sydney, Australia and consolidated our European trading and clearing operations, significantly reducing the size of our Zurich office. We have also aggressively managed discretionary spending in areas such as marketing costs, professional fees to advisors and travel costs.

     In addition to the restructuring costs we incurred as a result of our cost reduction initiatives, we continue to incur expenses related to the development of our fixed income platform in the third quarter of 2001. The following table shows the impact of our new business development efforts, our soft dollar and commission recapture businesses and our restructuring costs on our total expenses as a percentage of revenues. The required accounting for our soft dollar and commission recapture businesses has a dilutive effect on our operating margins. The portion of our transaction fee revenue representing soft dollar revenues and commission recapture is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties and in making payments representing commission recapture to pension plan and other plan sponsors. Although we will continue to incur costs for new business initiatives, we expect that they will decline as a percentage of revenues in the future. If our soft dollar business continues to increase at a faster rate than our other revenues, it will also continue to have an increasingly dilutive effect on our operating margins.


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                            ---------------------   -------------------
                                              2001        2000        2001       2000
                                            --------   ----------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)


Total revenues............................. $320,470     $347,595  $1,146,136  $1,043,722
Soft dollar revenues and commission
  recapture programs.......................   51,595       47,406     161,876     130,380
                                            --------   ----------  ----------  ----------
Total revenues less soft dollar revenues
  and commission recapture programs........  268,875      300,189     984,260     913,342
                                            --------   ----------  ----------  ----------

Total expenses.............................  301,009      289,246     964,465     843,405
Development expenses for fixed income and
  retail businesses........................   12,680       26,885      43,034      81,521
Soft dollar and commission recapture
  expenses.................................   51,595       47,406     161,876     130,380
Restructuring costs........................   22,821            -      22,821           -
                                            --------   ----------  ----------  ----------
Total expenses less development expenses,
  soft dollar and commission recapture
  expenses and restructuring costs.........  213,913      214,955     736,734     631,504
                                            --------   ----------  ----------  ----------
Total expenses less development expenses,
  soft dollar and commission recapture
  expenses, restructuring costs as a
  percentage of total revenue less soft
  dollar revenues and commission recapture
  programs.. ..............................    79.6%        71.6%       74.9%       69.1%
                                            ========   ==========   =========  ==========

     Our margins declined significantly in the three months ended September 30, 2001 from the comparable period in 2000, largely as a result of our lower revenues due to the market closures, as well as decreased trading volumes. In addition, a loss of $6.3 million from our investments, primarily as a result of a writedown in certain of our strategic investments which are in the business of capital raising, further reduced our revenues.

     On October 1, 2001, we completed our acquisition of ProTrader Group, LP ("ProTrader"), a provider of advanced trading technologies and electronic brokerage services. The acquisition excludes ProTrader's proprietary trading business. Consistent with our strategy of providing a range of different product and services to serve the needs of a variety of institutional and professional investors, we believe that this acquisition will enhance our customer interface and order routing technology. The $150 million purchase price consists of $100 million in cash and 5,017,058 shares of Instinet common stock valued at $50 million. The shares issued in this transaction are generally subject to lock-up agreements similar to those described under "Underwriting" in the Prospectus and are eligible for resale thereafter, subject to applicable limitations under the Securities Act of 1933. We have granted registration rights following the lock-up period with respect to these shares. We do not anticipate that this transaction will be material to our 2001 financial results.

     We have experienced, and may continue to experience, significant seasonality in our business. As a result of this and other factors described above and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results" in the Prospectus, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results for any quarter are not necessarily indicative of results for any future period.

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                               ------------------   -------------------
                                                                 2001      2000       2001       2000
                                                               --------   -------   --------   --------


Total U.S. market share volume (millions)(1)..............     180,711   171,756   611,687    541,551
Our total U.S. market share volume (millions)(1)..........      15,550    15,472    59,681     46,211
Our percentage of total U.S. market share volume(1).......         8.6%      9.0%      9.8%       8.5%
-------------------------------------------------------------------------------------------------------

Nasdaq share volume (millions)(2).........................      96,778   100,042   352,141    314,563
Our Nasdaq share volume (millions)(2).....................      13,048    13,072    51,877     39,571
Our percentage of Nasdaq share volume(2)..................        13.5%     13.1%     14.7%      12.6%
-------------------------------------------------------------------------------------------------------

U.S. exchange-listed share volume (millions)..............      83,933    71,714   259,546    226,988
Our U.S. exchange-listed share volume (millions)..........       2,502     2,400     7,804      6,640
Our percentage of U.S. exchange-listed share volume.......         3.0%      3.4%      3.0%       2.9%
-------------------------------------------------------------------------------------------------------

Our U.S. equity transaction volume (thousands)............      19,713    18,986    74,409     56,681
Our international equity transaction volume (thousands)...       1,887     1,217     5,211      3,713
                                                                -------   -------   -------    -------
Our total equity transaction volume (thousands)...........      21,600    20,203    79,620     60,394
-------------------------------------------------------------------------------------------------------

Our average U.S. equity transaction size (shares per
  transaction) ...........................................         788       815       802        815
Our average equity transactions per day (thousands).......         366       321       433        320
-------------------------------------------------------------------------------------------------------

Our net transaction fees from U.S. equities (thousands)(3)    $214,578  $235,684  $783,475   $709,601
Our net transaction fees from non-U.S. equities
  (thousands)(3) .........................................     $43,662   $44,720  $152,250   $161,560
                                                                -------   -------  -------   -------
Our total net equity transaction fees (thousands)(3)......    $258,240  $280,404  $935,725   $871,161
-------------------------------------------------------------------------------------------------------

(1) U.S. shares consist of shares of U.S exchange-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Volume Calculations" in the Prospectus.

(3) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses for equity transactions from the related transaction fees. The required accounting for our soft dollar and commission recapture businesses is to add the related dollar-for-dollar expenses to those equity transaction fee revenues.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenues:


                                             THREE MONTHS         NINE MONTHS
                                                ENDED                ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                            ---------------     ---------------
                                            2001      2000      2001      2000
                                            -----     -----     -----     -----

REVENUES:
Transaction fees............................ 97.5%     94.3%     96.6%     96.3%
Interest....................................  4.5       2.9       3.4       2.7
Investments................................. (2.0)      2.8       0.0       1.0
                                            -----     -----     -----     -----
     Total revenues.........................100.0     100.0     100.0     100.0

EXPENSES:(1)
Compensation and benefits................... 28.8      30.2      30.3      28.8
Communications and equipment................ 12.2      10.4      11.3       9.7
Soft dollar and commission recapture........ 16.1      13.6      14.1      12.5
Brokerage, clearing and exchange fees....... 10.4       9.4       9.3       9.8
Depreciation and amortization...............  6.9       5.8       5.4       5.4
Professional fees...........................  2.7       6.5       3.0       6.6
Occupancy...................................  4.7       3.0       3.5       2.8
Marketing and business development..........  0.3       1.2       1.7       2.4
Other.......................................  4.7       3.1       3.6       2.8
Restructuring costs.........................  7.1         -       2.0         -
Loss of fixed assets at World Trade Center .  6.1         -       1.7         -
Insurance recovery of fixed assets loss .... (6.1)        -      (1.7)        -
                                            -----     -----     -----     -----
     Total expenses......................... 93.9      83.2      84.2      80.8
                                            -----     -----     -----     -----
Income before income taxes..................  6.1      16.8      15.8      19.2
Provision for income taxes..................  3.5       7.4       7.2       8.4
                                            -----     -----     -----     -----
     Net income.............................  2.6%      9.4%      8.6%     10.8%
                                            =====     =====     =====     =====

---------------
(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. See "-- Overview."


THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2000

     Overview

     Net income decreased 74.9% from $32.7 million for the three months ended September 30, 2000 to $8.2 million for the comparable period in 2001. Our revenues decreased 7.8% from $347.6 million for the three months ended September 30, 2000 to $320.5 million for the comparable period in 2001 primarily as a result of decreased trading volumes and the market closures as a result of the events of September 11.

     Expenses increased 4.1% from $289.2 million for the three months ended September 30, 2000 to $301.0 million for the comparable period in 2001. This increase in expenses was primarily due to a restructuring charge of $22.8 million related to our cost reduction initiatives. See "--- Overview."

     There was an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, decreased from $14.1 million for the three months ended September 30, 2000 to $12.7 for the comparable period in 2001. We incurred no expenses related to the creation of a retail brokerage capability in the three months ended September 30, 2001, compared to expenses of $12.7 million in the three months ended September 30, 2000.


     Revenues

     Transaction fee revenue decreased 4.7% from $327.9 million for the three months ended September 30, 2000 to $312.5 million for the comparable period in 2001. This decrease was primarily due to the market closures as a result of the events of September 11. Partly offsetting the effects of the market closures was a rebound in trading volumes after the markets reopened.

     Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 8.8% from $47.4 million for the three months ended September 30, 2000 to $51.6 million for the comparable period in 2001, primarily due to increased customer demand for our soft dollar services.

     Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, declined 2.4% from $44.7 million for the three months ended September 30, 2000 to $43.7 million for the comparable period in 2001. This amount represented 15.9% of our total net equity transaction fee revenue for the three months ended September 30, 2000, and 16.9% for the comparable period in 2001. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

     Our trading volumes in Nasdaq-quoted stocks decreased 0.2% and our trading volumes in U.S. exchange-listed stocks increased 4.3% for the three months ended September 30, 2001, compared to the comparable period in 2000. Our share of volume in Nasdaq-quoted stocks increased from 13.1% for the three months ended September 30, 2000 to 13.5% for the comparable period in 2001, and our share of volume in U.S. exchange-listed stocks decreased from 3.4% for the three months ended September 30, 2000 to 3.0% for the comparable period in 2001. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day increased 10.9% from 301,365 for the three months ended September 30, 2000 to 334,111 for the comparable period in 2001.

     Interest revenue increased 42.1% from $10.0 million for the three months ended September 30, 2000 to $14.3 million for the comparable period in 2001. This increase was primarily due to revenue generated by our clearing services, as well as higher cash balances as a result of our initial public offering in May 2001.

     Investment income decreased from a gain of $9.6 million for the three months ended September 30, 2000 to a loss of $6.3 million for the comparable period in 2001. This decrease was primarily due to a writedown in our strategic investments in businesses which are in the area of capital raising, in particular WR Hambrecht + Co. This writedown was in part offset by gains related to our ownership stake in the demutualization of the Euronext stock exchange as well as the commencement of operations of virt-x.


     Expenses

     Compensation and benefits expense decreased 12.0% from $105.0 million for the three months ended September 30, 2000 to $92.5 million for the comparable period in 2001. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our domestic offices, as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,098 employees as of September 30, 2000 to 2,044 employees as of September 30, 2001. The decrease in headcount contributed to the decrease in our compensation and benefits expense as a percentage of revenues from 30.2% for the three months ended September 30, 2000 to 28.8% for the comparable period in 2001.

     Communications and equipment expense increased 7.9% from $36.2 million for the three months ended September 30, 2000 to $39.0 million for the comparable period in 2001. This increase was due in large part to higher costs related to our core communications, which increased 10.9% from $21.6 million for the three months ended September 30, 2000 to $24.0 million for the comparable period in 2001. In addition, our office communication costs increased 11.5% from $3.1 million for the three months ended September 30, 2000 to $3.5 million for the comparable period in 2001 primarily due to the move to our new corporate headquarters. Primarily as a result of increased cost for our core communications, communications and equipment expense increased as a percentage of our revenues from 10.4% for the three months ended September 30, 2000 to 12.2% for the comparable period in 2001.

     Soft dollar and commission recapture expense increased 8.8% from $47.4 million for the three months ended September 30, 2000 to $51.6 million for the comparable period in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to increased customer demand for our soft dollar services. As a result, this expense increased as a percentage of our revenues from 13.6% for the three months ended September 30, 2000 to 16.1% for the comparable period in 2001.

     Brokerage, clearing and exchange fees increased 1.8% from $32.7 million for the three months ended September 30, 2000 to $33.3 million for the comparable period in 2001. This increase resulted from higher domestic and international brokerage and exchange fees as well as higher domestic clearing fees primarily due to an increase in the number of transactions. Partly offsetting this increase was a decrease in our international clearing fees due to lower rates charged by our clearing banks. Primarily as a result of the increase in our brokerage and exchange fees, as a percent of revenues brokerage, clearing and exchange fees increased from 9.4% for the three months ended September 30, 2001 to 10.4% for the comparable period in 2001.

     Depreciation and amortization expense increased 9.7% from $20.1 million for the three months ended September 30, 2000 to $22.0 million for the comparable period in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements in connection with our move to our new corporate headquarters in New York. As a result, as a percentage of our revenues, depreciation and amortization expense increased from 5.8% for the three months ended September 30, 2000 to 6.9% for the comparable period in 2001.

     Professional fees decreased 62.1% from $22.5 million for the three months ended September 30, 2000 to $8.5 million for the comparable period in 2001. This decrease was primarily due to reduced use of technical and management consultants, as well as reduced legal expenses. These fees were higher in the three months ended September 30, 2000 as we were preparing for our reorganization and initial public offering. A total of $5.3 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. As a result, professional fees decreased as a percentage of our revenues, from 6.5% for the three months ended September 30, 2000 to 2.7% for the comparable period in 2001.

     Occupancy expense increased 45.8% from $10.4 million for the three months ended September 30, 2000 to $15.1 million for the comparable period in 2001. This increase was primarily due to higher lease payments and related expenses from our new corporate headquarters in New York.

     Marketing and business development decreased 77.7% from $4.1 million for the three months ended September 30, 2000 to $0.9 million for the comparable period in 2001. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives.

     Other expenses increased 40.7% from $10.8 million for the three months ended September 30, 2000 to $15.2 million for the comparable period in 2001. This increase was primarily due to securities lending activities as well as costs associated with the events of September 11.

     Provision for Income Taxes

     Our tax provision decreased 56.2% from $25.7 million for the three months ended September 30, 2000 to $11.3 million for the comparable period in 2001 as a result of our decreased income before income taxes. Our effective income tax rate increased from 44.0% for the three months ended September 30, 2000 to 57.8% for the comparable period in 2001. This increase resulted from the fact that many of the strategic investments and securities that were written down are held in lower-tax jurisdictions.


NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

Overview

     Net income decreased 11.7% from $112.2 million for the nine months ended September 30, 2000 to $99.0 million for the comparable period in 2001. Our revenues grew 9.8% from $1.0 billion for the nine months ended September 30, 2000 to $1.1 billion for the comparable period in 2001 primarily as a result of increased U.S. trading volumes, notwithstanding the effects of the market closures from the events of September 11. This growth offset a 5.8% decline in our net transaction fee revenue earned from our non-U.S. equities primarily as a result of declines in share prices in non-U.S. securities markets despite our increased volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

     This revenue growth was offset by the 14.4% increase in expenses from $843.4 million for the nine months ended September 30, 2000 to $964.5 million for the comparable period in 2001. This increase in expenses was primarily due to higher compensation and benefits expense, increased expenses related to our soft dollar and commission recapture businesses, increased communications and equipment expenses primarily as a result of the significant increase in transaction volumes and the restructuring charge related to our cost reduction initiatives.

     Expenses increased despite an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities, as well as a reduction in our professional fees and marketing and business development expenses. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, decreased from $45.1 million for the nine months ended September 30, 2000 to $38.3 for the comparable period in 2001. Our expenses related to the creation of a retail brokerage capability decreased from $36.4 million for the nine months ended September 30, 2000 to $4.7 million for the comparable period in 2001. Included in the 2001 amount is a restructuring charge of $4.0 million. All charges related to our change in strategy related to our retail brokerage capability were incurred as of March 31, 2001.

     Revenues

     Transaction fee revenue increased 10.2% from $1.0 billion for the nine months ended September 30, 2000 to $1.1 billion for the comparable period in 2001. This increase was due to higher trading volumes both domestically and internationally, reflecting growth in trading volumes in the global securities markets.

     Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 24.2% from $130.4 million for the nine months ended September 30, 2000 to $161.9 million for the comparable period in 2001 primarily a result of increased customer demand for our soft dollar services as well as our purchase of Lynch, Jones & Ryan in February 2000.

     Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, declined 5.8% from $161.6 million for the nine months ended September 30, 2000 to $152.3 million for the comparable period in 2001. This amount represented 18.5% of our total net equity transaction fee revenue for the nine months ended September 30, 2000, and 16.3% for the comparable period in 2001. This decrease was primarily due to declines in share prices in non-U.S. securities markets despite our increased transaction volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.


     Our trading volumes in Nasdaq-quoted and U.S. exchange-listed stocks increased 31.1% and 17.5%, respectively, for the nine months ended September 30, 2001, compared to the comparable period in 2000. Our share of volume in Nasdaq-quoted stocks increased from 12.6% for the nine months ended September 30, 2000 to 14.7% for the comparable period in 2001, and our share of volume in U.S. exchange-listed stocks increased from 2.9% for the nine months ended September 30, 2000 to 3.0% for the comparable period in 2001. Our average number of transactions in Nasdaq-quoted and NYSE-listed stocks per day increased 34.8% from 299,897 for the nine months ended September 30, 2000 to 404,390 for the comparable period in 2001.

     Interest revenue increased 36.9% from $28.2 million for the nine months ended September 30, 2000 to $38.6 million for the comparable period in 2001. This increase was primarily due to revenue generated by our clearing services, as well as higher cash balances as a result of our initial public offering in May 2001.

     Investment income decreased from a gain of $10.7 million for the nine months ended September 30, 2000 to a loss of $0.2 million for the comparable period in 2001. This decrease was primarily due to a writedown in our strategic investments in businesses which are in the area of capital raising, in particular WR Hambrecht + Co. This writedown was in part offset by a net mark-to-market gain related to our ownership stake in various stock exchanges.

     Expenses

     Compensation and benefits expense increased 15.5% from $300.4 million for the nine months ended September 30, 2000 to $347.0 million in 2001. This increase was primarily due to higher salary costs. Our headcount increased in the nine months ended September 30, 2001 as compared to the comparable period in 2000, reaching 2,244 employees as of June 30, 2001, but then declining as of September 30, 2001 to 2,044 employees as part of our cost reduction initiatives. Higher salary costs contributed to the increase in our compensation and benefits expense as a percentage of revenues from 28.8% for the nine months ended September 30, 2000 to 30.3% for the comparable period in 2001.

     Communications and equipment expense increased 28.3% from $100.7 million for the nine months ended September 30, 2000 to $129.3 million for the comparable period in 2001. This increase was due in large part to higher costs related to our core communications, which increased 35.2% from $47.6 million for the nine months ended September 30, 2000 to $64.4 million for the comparable period in 2001. Of this amount, $44.4 million related to network communications services that Radianz began providing to us in June 2000. We outsourced these services and transferred employees to Radianz at that time. In addition, our equipment and software costs for upgrading our existing systems to increase capacity and for other enhancements to and maintenance of those systems increased 10.2% from $29.4 million for the nine months ended September 30, 2000 to $32.4 million in the comparable period in 2001. Our office communication expense increased 33.7% from $8.1 million for the nine months ended September 30, 2000 to $10.9 million for the comparable period in 2001 primarily due to the move to our new corporate headquarters. Primarily as a result of increased core communications costs, communications and equipment expense increased as a percentage of our revenues from 9.7% for the nine months ended September 30, 2000 to 11.3% for the comparable period in 2001.

     Soft dollar and commission recapture expense increased 24.2% from $130.4 million for the nine months ended September 30, 2000 to $161.9 million for the comparable period in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to increase in the overall use of our soft dollar services by our customers, increased market transaction volumes and our acquisition of Lynch, Jones & Ryan in February 2000. Primarily as a result of our purchase of Lynch, Jones & Ryan, this expense increased as a percentage of our revenues from 12.5% for the nine months ended September 30, 2000 to 14.1% for the comparable period in 2001.

     Brokerage, clearing and exchange fees increased 3.7% from $102.5 million for the nine months ended September 30, 2000 to $106.3 million for the comparable period in 2001. This increase resulted from higher domestic and international brokerage and exchange fees as well as higher domestic clearing fees primarily due to an increase in the number of transactions. Partly offsetting this increase was a decrease in our international clearing fees due to lower rates charged by our clearing banks. Primarily as a result of decreased revenues, as a percent of revenue brokerage, clearing and exchange fees decreased from 9.8% for the nine months ended September 30, 2000 to 9.3% for the comparable period in 2001.

     Depreciation and amortization expense increased 9.9% from $56.5 million for the nine months ended September 30, 2000 to $62.0 million for the comparable period in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements, in connection with our move to our new corporate headquarters in New York. As a percentage of our revenues, depreciation and amortization expense remained at 5.4% for the nine months ended September 30, 2000 and 2001.

     Professional fees decreased 51.5% from $69.0 million for the nine months ended September 30, 2000 to $33.5 million for the comparable period in 2001. This decrease was primarily due to reduced use of technical and management consultants, as well as reduced legal expenses. These fees were higher in the nine months ended September 30, 2000 as we were preparing for our reorganization and initial public offering. A total of $17.7 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. Professional fees decreased as a percentage of our revenues, from 6.6% for the nine months ended September 30, 2000 to 3.0% for the comparable period in 2001.

     Occupancy expense increased 37.6% from $29.4 million for the nine months ended September 30, 2000 to $40.5 million for the comparable period in 2001. This increase was primarily due to higher lease payments and related expenses for our new corporate headquarters in New York.

     Marketing and business development expense decreased 20.3% from $24.7 million for the nine months ended September 30, 2000 to $19.7 million for the comparable period in 2001. This decrease was due primarily to a decreased level of advertising as a result of our cost reduction initiatives as well as the change in strategy related to our retail brokerage capability.

     Other expenses increased 39.4% from $29.9 million for the nine months ended September 30, 2000 to $41.6 million for the comparable period in 2001. This increase was primarily due to our securities lending activities, allowance for doubtful accounts, as well costs associated with the events of September 11.

     Provision for Income Taxes

     Our tax provision decreased 6.3% from $88.1 million for the nine months ended September 30, 2000 to $82.6 million for the comparable period in 2001 as a result of our decreased income before income taxes. Our effective income tax rate increased from 44.0% for the nine months ended September 30, 2000 to 45.5% for the comparable period in 2001. This increase resulted from the fact that many of the strategic investments and securities that were written down are held in lower tax jurisdictions.


     Liquidity and Capital Resources

     Cash and cash equivalents, together with assets readily convertible into cash, accounted for 72.9% and 74.9% of our assets as of December 31, 2000 and September 30, 2001, respectively. Cash and cash equivalents increased from $415.2 million as of December 31, 2000 to $715.3 million as of September 30, 2001. This increase was primarily due to the $486.9 million of net proceeds we received from our initial public offering in May 2001, as well as increases in our securities loaned. This increase was offset in part by an increase in our securities borrowed and our return of capital payment to Reuters. The increase in our securities loaned related to our clearing business was also the main factor that caused our slight negative cash flows from operating activities in the nine months ended September 30, 2001.

     Our initial public offering also caused an increase in our total assets and stockholders' equity between December 31, 2000 and September 30, 2001. Higher balances of securities borrowed and loaned related to our clearing business also contributed to this increase, as well as an increase in our receivable from broker-dealers and payable to customers. Offsetting these factors were the decreases in our receivable from customers and payable to broker-dealers. Changes in our total assets and liabilities generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Capital expenditures in the nine months ended September 30, 2001 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our new office facilities to support our growth. We incurred losses of approximately $19.5 million related to fixed assets at our offices in the World Trade Center as a result of the events of September 11. We fully expect these losses to be recoverable from our insurance carrier. Capital expenditures and investments in new technology were financed primarily through income from operations. Capital expenditures related to the move to our new corporate headquarters are expected to be approximately $67.0 million in 2001, of which approximately $62.6 million was made in the nine months ended September 30, 2001. Our aggregate minimum lease commitment is approximately $6.0 million for the remainder of 2001. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

     Cash provided by financing activities totaled $49.4 million and $286.8 million in the nine months ended September 30, 2000 and 2001, respectively. Reuters loaned us $49.0 million to fund our acquisition of Lynch, Jones & Ryan in February 2000. This loan bore interest at an annual rate based on six-month LIBOR plus 1.25% and was repaid in June 2001. In May 2001, we also made a return of capital of $150.0 million to Reuters. We funded that return of capital through an intercompany advance from Reuters. We repaid that advance in May 2001 out of the net proceeds we received from our initial public offering.

     As of September 30, 2001, we had access to $250 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations and had no borrowings outstanding under these lines. In addition, as of September 30, 2001, we had access to $819.6 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries, with $137.5 million outstanding under these lines.

     As of September 30, 2001, our U.S. registered broker-dealer subsidiaries had net capital in the aggregate of $371.6 million, which was $363.4 million in excess of their required consolidated net capital of $8.2 million. Included in these amounts are balances related to our clearing subsidiary, which is the counterparty to each of our customer transactions and which had net capital of $262.8 million, which was $255.4 million in excess of its required net capital of $7.4 million.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of September 30, 2001, these funds amounted to $129.0 million.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement. At this time, management believes the potential impact to be approximately $8 million, on a pre-tax basis, on our results of operations.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At this time, management is reviewing the potential impact, if any, that adoption of this statement may have on our financial condition and results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 develops an accounting model for long lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. At this time, management is reviewing the potential impact, if any, that adoption of this statement may have on our financial condition and results of operations.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For a more detailed discussion of our exposure to market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Prospectus.

     Interest Rate Risk

     The aggregate fair market value of our short-term investment portfolio, classified as securities owned on our statements of financial condition, was $178.3 million and $65.0 million as of December 31, 2000 and September 30, 2001, respectively. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points as of December 31, 2000 and September 30, 2001, the fair value of the portfolio would decline by $2.3 million and $630,000, respectively. We generally hold these securities until maturity and therefore would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, our short-term interest earning assets (mainly cash and money market instruments) totaled $415.2 million and $715.3 million as of December 31, 2000 and September 30, 2001, respectively. We also had short-term borrowings of $117.1 million and $202.7 million as of December 31, 2000 and September 30, 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, revenues or cash flows.

     Exchange Rate Risk

     Approximately $17.8 million and $41.5 million of our securities owned were denominated in foreign currencies as of December 31, 2000 and September 30, 2001, respectively. Of this amount, $4.8 million and $16.8 million were denominated in euros as of December 31, 2000 and September 30, 2001, respectively; $5.1 million and $5.3 million were denominated in Canadian dollars as of December 31, 2000 and September 30, 2001, respectively; $6.8 million and $9.6 million were denominated in British pounds as of December 31, 2000 and September 30, 2001, respectively; $8.4 million was denominated in Japanese yen as of September 30, 2001; and $1.0 million was denominated in Hong Kong dollars as of September 30, 2001. Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $1.6 million and $3.8 million as of December 31, 2000 and September 30, 2001, respectively.

     Approximately 23.7% of our revenues and 25.3% of our expenses as of December 31, 2000, and 22.2% of our revenues and 22.9% of our expenses as of September 30, 2001 were denominated in non-U.S. dollar currencies. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $3.4 million for 2000, and $3.1 million for the nine months ended September 30, 2001.

     Equity Price Risk

     As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, included in securities owned on our statements of financial condition are marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $680,000 and $2.3 million as of December 31, 2000 and September 30, 2001, respectively.

  CREDIT RISK ON UNSETTLED TRADES

     In the nine months ended September 30, 2001, our loss from transactions in which a party refused or was unable to settle and other credit losses have been immaterial.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     For a discussion of our legal and administrative proceedings, see "Business -- Legal and Administrative Proceedings" in the Prospectus. There have been no material developments with respect to legal and administrative proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-55190 and 333-61186) relating to the Company's initial public offering of its Common Stock, par value $0.01, and the related Preferred Stock Purchase Rights, was May 17, 2001. The effective date of Post-Effective Amendment No. 1, filed solely to add an exhibit pursuant to Rule 462(d) under the Securities Act of 1933, was May 22, 2001. Net proceeds to the company from the offering of 36,800,000 shares of Common Stock (together with the related Preferred Stock Purchase Rights and including the underwriters' over-allotment shares) were $486.9 million after deduction of underwriting discounts and commissions and other offering expenses.

         We are using $100 million of the proceeds for our acquisition of ProTrader and the remaining proceeds for working capital and general corporate purposes. Pending use, we have invested the remaining proceeds in short-term, interest-bearing, money market investments.


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

         Shareholders who, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, wish to present proposals for inclusion in the proxy materials to be distributed by us in connection with our 2002 Annual Meeting (the date of which will be announced subsequently) must submit their proposals to our Secretary on or before December 11, 2001. As the rules of the SEC make clear, simply submitting a proposal does not guarantee its inclusion.

         In accordance with our Bylaws, in order to be properly brought before the 2002 Annual Meeting, a shareholder's notice of the matter the shareholder wishes to present must be delivered to the Secretary of Instinet at 3 Times Square, New York, New York 10036, not later than the close of business on the later of (i) the day ninety (90) days in advance of the date of the 2002 Annual Meeting or (ii) the day ten (10) days following the day on which public announcement of the date of the 2002 Annual Meeting is first made.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit
Number         Description
---------      ------------------------------------------------------------


 99.1 Information incorporated by reference into Form 10-Q (Risk Factors from the Prospectus).


      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 12, 2001:



Date of Report     Item Number         Financial Statements Required to be Filed
---------------    ------------------  -----------------------------------------

 July 24, 2001      Items 5 & 7         No
 October 17, 2001   Items 5 & 7         No

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001


                                          INSTINET GROUP INCORPORATED

                                         By: /s/ MARK NIENSTEDT
                                            ----------------------
                                            Name:  Mark Nienstedt
                                            Title: Executive Vice President,
                                                   Chief Financial Officer
                                                   and Director
                                                   (Duly Authorized Officer
                                                   and Principal Financial
                                                   Officer)

                                                             EXHIBIT INDEX
Exhibit
Number         Description
---------      ------------------------------------------------------------


 99.1 Information incorporated by reference into Form 10-Q (Risk Factors from the Prospectus).