Form 10-K
period 2001-12-31
INSTINET GROUP INC
filed 2002-03-27
CIK 1132327

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-32717

                          INSTINET GROUP INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      13-4134098
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or Organization)                      Identification No.)

                3 TIMES SQUARE                                     10036
                 NEW YORK, NY                                    (Zip Code)
   (Address of Principal Executive Offices)

                                  212-310-9500
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
    Common Stock $0.01 par value per share                 Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The number of shares of Common Stock outstanding as of March 20, 2002 was 248,738,970 shares. As of March 20, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $272,356,973, based upon the Nasdaq National Market closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

     Portions of the Instinet Group Incorporated Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INSTINET GROUP INCORPORATED

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
          Certain Factors that May Affect Our Business................   29
Item 2.   Properties..................................................   41
Item 3.   Legal Proceedings...........................................   41
Item 4.   Submission of Matters to a Vote of Security Holders.........   41

PART II
Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................   42
Item 6.   Selected Financial Data.....................................   43
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   46
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   66
Item 8.   Financial Statements and Supplementary Data.................   68
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   94

PART III
Item 10.  Directors and Executive Officers of the Company.............   94
Item 11.  Executive Compensation......................................   94
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   94
Item 13.  Certain Relationships and Related Transactions..............   94

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   94

Exhibit Index.........................................................  100

     Unless otherwise indicated or the context otherwise requires, references to the "company," "we," "us," and "our" mean Instinet Group Incorporated and its subsidiaries.

     We have made forward-looking statements in this Annual Report on Form 10-K for 2001, including in the sections entitled Business, Certain Factors that May Affect Our Business, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words believes, expects, anticipates, intends, plans, estimates, may or might or other similar expressions.

     Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors, in addition to those discussed in the section entitled Certain Factors that May Affect Our Business and elsewhere in this annual report, could cause our results to differ materially from those expressed or suggested in forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions for more than 30 years. Our services enable buyers and sellers worldwide to trade securities directly and anonymously with each other, gain price improvement for their trades and lower their overall trading costs. Through our electronic platforms, our customers also can access over 40 securities markets throughout the world, including Nasdaq, the NYSE, and stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. We also provide our customers with access to research generated by us and by third parties, as well as various informational and decision-making tools. Our customers primarily consist of institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds, as well as broker-dealers. Our revenues consist primarily of transaction fees generated by our securities brokerage and related services. In 2001, we had revenues of $1.5 billion and earned net income of $144.8 million.

     Our global electronic agency securities brokerage business centers almost exclusively on serving the needs of institutional investors and broker-dealers in the global markets for equity securities. In the United States, our customers include approximately 1,000 institutional investors and 720 broker-dealers as of December 31, 2001. We have operations in Europe and Asia, where we had approximately 900 customers as of December 31, 2001, and are continuing to grow our global presence. During 2001, our customers used our systems to execute
106.0 million transactions globally, of which 98.3 million transactions were in U.S. equity securities. Those U.S. transactions represented approximately 65.9 billion shares of Nasdaq-quoted stocks and 11.0 billion shares of U.S. exchange-listed stocks. More than 80% of our customers' transactions in U.S. equity securities using our electronic trading systems were executed within our internal liquidity pool. We also offer our customers technology (known as order-routing technology) that directs their equity securities transactions to either our own liquidity pool or one of the various markets to which we are connected to obtain better execution. . In addition to our core execution services, we offer our customers services that enhance their ability to achieve their trading objectives, including extended hours trading, crossing services, block trading and portfolio trading, as well as global clearing and settlement of trades. We are also one of the largest independent providers of research and other brokerage services through soft dollar or other similar arrangements.

     We have built our business on a model that incorporates the following four core values:

     - Independence and Neutrality -- As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. As a result, unlike exchange specialists, market makers and other market participants that trade for their own account, we have no direct interest in, or in maintaining, the trading spread (the difference between the price offered by a buyer and that asked by a seller) in the Nasdaq market or on an exchange. We avoid conflicts with our customers that interfere with their obtaining better pricing for their trades.

     - Anonymity -- Our systems do not require the identity of the ultimate buyer or seller to be disclosed to the counterparty or other market participants at any point in the trading process. We believe that anonymous trading can reduce the potential market impact of large transactions and transactions by certain investors whose trading activity, if known, may be more likely to influence other market activity, and may contribute to improved pricing for our customers.

     - Equal and Direct Access -- We provide all of our customers, without regard to their size or volume of trading, with equal and direct access to markets. Direct market access can increase the speed at which trades are executed and level the playing field among market participants. This enhanced market access also allows our customers to have available real-time information on the demand for and supply of one or more securities, a concept commonly referred to as transparency.

     - Customer Empowerment -- We use and develop, and may acquire, technology to empower our customers to achieve their trading objectives. Our trading services and tools give our customers flexibility in choosing their level of direct participation in carrying out their trades.

     As a result of these core values, we believe that we provide our customers with valuable benefits that help them achieve their trading objectives at reduced costs and with greater speed and efficiency.

     While our global institutional equities business continues to be our core business, we have developed several other services. Our global electronic platform for trading fixed income securities provided brokerage and execution services to approximately 115 banks and broker-dealers as of December 31, 2001. We also provide correspondent clearing services to a few securities brokers in the United States.

     In an effort to expand the scope of our business and complement our existing services, in recent years, we have acquired a number of companies. In October 1999, we acquired Montag Popper & Partner GmbH, a German fixed income voice broker. In February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers. In October 2001, we acquired ProTrader Group, L.P., a provider of advanced trading technologies and electronic brokerage services.

     We were founded in 1969 and, although continuously headquartered in New York since then, were a wholly owned subsidiary of Reuters Group PLC from May 1987 until our initial public offering in May 2001. Reuters currently owns approximately 83.3% of our outstanding common stock. We opened a London office in 1988 and currently also have offices in Frankfurt, Hong Kong, Paris, Tokyo, Toronto and Zurich.

INDUSTRY BACKGROUND

GROWTH IN EQUITY TRADING VOLUME

     Over the past decade, the volume of trading in the world's major stock markets has grown dramatically. For example, from January 1, 1991 to December 31, 2001, average daily trading volume in the Nasdaq market increased at a compound annual rate of 25% from 162.9 million shares to 1.9 billion shares, while on U.S. exchanges, average daily trading volume increased at a compound annual rate of 20%, from 189.0 million shares to 1.5 billion shares. In 2001, this growth rate has slowed and there was significant volatility in the U.S. markets over the year.

     This overall growth in volumes over the past decade was due to a number of factors, including strong economic conditions and increased issuances of equity securities in the United States and record high returns in U.S. equity markets through much of the period. Favorable market conditions had increasingly allowed companies to raise capital through initial public offerings, resulting in significant growth in the overall NYSE and Nasdaq market capitalization from approximately $3.7 trillion and $521.4 billion, respectively, as of December 31, 1991 to approximately $11.7 trillion and $2.9 trillion, respectively, as of December 31, 2001, despite a decrease in the overall NYSE and Nasdaq market capitalization from 2000 to 2001. Increased personal wealth and disposable income, greater availability of self-directed investment programs (including employer-sponsored programs) and a trend towards more self-directed individual investing had all contributed to increased public interest in investing in equity securities. This trend resulted in a greater allocation of investment funds to equity securities which increased trading volume. In addition, technological innovation, including the emergence of the Internet and market acceptance of electronic brokers, reduced transaction costs and further stimulated trading activity. The decline in the growth rate and volatility of U.S. market volumes in 2001 was due to a number of factors including a weakened and uncertain economic climate (which was exacerbated by the events of September
11th), reduced capital raising activities and increased unemployment rates.

     The overall growth in non-U.S. markets has paralleled that of the U.S. markets in the past decade and continues to grow. From January 1, 1996 to December 31, 2001, average daily trading volume on the London Stock Exchange increased from 870.2 million shares to 2.3 billion shares, and on the Tokyo Stock Exchange from approximately 405 million shares to 829 million shares. A number of factors have contributed to this growth, including increased availability of market information, a growing trend toward public (rather than governmental) ownership of companies in Europe and Asia, greater access to equity investing and advances in trading technology. Additionally, growing interest in the opportunities available in global markets, as well as a heightened focus on diversification, have also resulted in increased cross-border trading.

 U.S. MARKET STRUCTURE

     Until 1968, stock markets operated primarily in a physical environment -- on a trading floor -- through an auction conducted by open outcry. The NYSE continues to operate an auction system on a physical trading floor, with orders for each listed stock being routed on the floor of the exchange, either electronically or physically, to a designated dealer, known as a specialist. In 1971, the Nasdaq system, a new electronic marketplace without a physical trading floor, was introduced as an outgrowth of the traditional and inefficient telephone-based over-the-counter market. Nasdaq dealers, known as market makers, are linked together via a screen-based electronic communications system, known as the Nasdaq quote montage.

     While both of these trading markets have accommodated historical trading patterns and volumes, they have substantial shortcomings, the most significant of which is limited access. Neither market enables buyers and sellers to deal directly with each other. Instead, trading is conducted indirectly through intermediaries -- the specialists, in the case of the NYSE, and the market makers, in the case of Nasdaq. Access to these intermediaries is further restricted. For example, in the case of the NYSE, only a member owning a "seat" on the exchange (or a brokerage firm to which that member has granted the use of his seat) may trade with or through a specialist. Until 1997, when the SEC adopted its Nasdaq order handling rules, only market makers had access to the Nasdaq quote montage. In some cases, investors access a NYSE member firm or Nasdaq market maker through the intervention of yet another securities brokerage firm. Indirect access reduces the speed with which a desired trade is executed. In some cases, this delay may prevent an investor from trading at the last published price of which the investor had knowledge when placing an order for the trade. In addition, an investor with indirect access often has more limited pricing information than others with direct access (such as market makers or the specialists). An SEC report issued in January 2001 determined that indirect access and market fragmentation were primary causes for the longer execution times and significantly larger effective and realized spreads in Nasdaq-quoted stocks than those in NYSE-listed stocks. Market fragmentation refers to a market environment in which prices are determined and orders are executed in a number of different places (physical or electronic) rather than a single place.

     Other shortcomings are also apparent. Paper or telephone-based trading, which continues to be used where access to electronic systems is limited, also reduces the speed of execution and increases potential for errors and disputes. These factors lead to increased costs and market and execution risk for both broker-dealers and traders. Sophisticated trading strategies, such as those involving the execution of trades in more than one security or using multiple types of financial instruments, are particularly difficult to accomplish without rapid, direct and anonymous electronic market access.

     Regulatory and technological developments over the past five years have led to gradual increases in competition for trading shares that are listed on the NYSE or quoted on Nasdaq. Alternative methods of trading NYSE-listed stocks by non-NYSE members without recourse to the exchange trading floor -- the so-called third market -- have emerged alongside the traditional structure of the NYSE. Off-exchange trading by all broker-dealers, including NYSE members and member firms, has been permitted in those stocks listed or traded on the NYSE after April 26, 1979. In May 2000, the NYSE rescinded its Rule 390, which had required all NYSE members and member firms to execute transactions in stocks listed or traded on or before April 26, 1979, only on the floor of the NYSE, subject to some exceptions. Because these stocks accounted for approximately 50% of average daily trading volume in 2001, the abolition of Rule 390 may eventually lead to increased competition in trading NYSE-listed stocks that were previously subject to the rule. See also "-- Regulation."

     Competition has also developed for trading in Nasdaq-quoted stocks. Most significantly, in 1997, the SEC's order handling rules for market makers and exchange specialists took effect. These rules provided a specified role for ECNs, or electronic systems that widely disseminate to third parties orders entered into them by a market maker or specialist and permit execution of those orders against each other. The order handling rules deal specifically with the processing of limit orders, which are orders with an associated limit price above which a buyer, or below which a seller, will not trade. In particular, the rules prohibit a market maker or exchange specialist from displaying its own limit order for a security through an ECN at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that security and permits execution against those orders through Nasdaq. Similarly, a market maker that receives a limit order better than its own published quote, must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access.

     The emergence of ECNs and later ATSs -- a term that refers generally to all systems, including ECNs, that bring together the orders of buyers and sellers of securities through automated means -- has provided efficient means of access to market centers and has resulted in a shift in liquidity, or trading activity, from the major established market centers to the ATSs. According to Nasdaq, ECNs alone accounted for 30.9% of the total Nasdaq trade volume in 2001.

     Following the adoption of the order handling rules, in 1998 the SEC adopted Regulation ATS, which regulates the operation of ATSs (including all recognized
ECNs) registered as broker-dealers. ATSs may register as national securities exchanges. To date, two ATSs have applications pending for exchange status, and one ATS has already been approved to serve as a facility of an exchange. With exchange status, an ATS gains direct access to the National Market System and the Intermarket Trading System, enabling it to publicly display orders in U.S. exchange-listed stocks and make those orders available for execution. As an exchange, an ATS also becomes a self-regulatory organization, no longer subject to NASD regulation.

     Recently, the NASD has implemented or proposed a number of rule changes for the Nasdaq market that move Nasdaq from a quote-driven display system to an order-driven execution system that will directly compete with ECNs. First, in part as a reaction to the growing competitive pressures from ECNs, in July 2001, the NASD implemented SuperSoes as its new platform for the trading of the most widely held Nasdaq-quoted stocks (Nasdaq National Market stocks). SuperSoes substantially expanded the functionality of SOES -- Nasdaq's existing small order execution system available only for small orders from public customers -- by incorporating many features common among ECNs, as well as improving the speed of order execution. In addition, unlike SOES, SuperSoes may be used by market makers when trading for their own accounts. Full participation in SuperSoes is mandatory for all market makers in any SuperSoes-eligible securities in which they make markets. We believe a number of SuperSoes' features disadvantage ECNs with significant internal liquidity pools, so that only one ECN to date has chosen to participate in SuperSoes both for order-entry and for display of its best-priced orders in the Nasdaq market ("full" participation), with the remainder choosing instead order-entry only participation. Without full participation in SuperSoes, ECNs must rely on SelectNet to display and provide access to their customers' orders in the Nasdaq market. (SelectNet is an older order delivery and negotiation system that electronically facilitates, but does not automatically provide, order executions.) In addition, SuperSoes' pricing structure is disadvantageous to order-entry only participants. SuperSoes, in light of its features and functionality, may have shifted, and may continue to shift, some order flow away from ECNs.

     Second, on January 10, 2001, the SEC approved the NASD's rules changes creating a new trading platform for the Nasdaq market, known as SuperMontage. These new rules will significantly change the way the Nasdaq market operates, including changing the information displayed on, and the method of operation of, the Nasdaq quote montage. The new structure will combine a computer display containing more bid and offer information about trading interest in individual Nasdaq-quoted stocks than is currently displayed, together with new rules establishing the execution priority of quotes and orders submitted to Nasdaq. Nasdaq has announced that it expects to implement this structure beginning around the third quarter of 2002. The NASD rules as approved by the SEC were significantly modified, and we believe improved, from the proposals previously submitted by the NASD. The SEC conditioned its approval of the SuperMontage proposal on the NASD establishing an alternative facility that market makers and ECNs can use to meet their order display obligations. The SEC is also considering making non-exclusive Nasdaq's role as a collector and distributor of data (known as a securities information processor) regarding quotations in Nasdaq-quoted stocks. Nasdaq's current role as the exclusive information processor gives it financial and other competitive advantages.

     In addition, Nasdaq is in the process of becoming a for-profit exchange, independent from the NASD. On March 15, 2001, Nasdaq submitted its application for registration as a national securities exchange to the SEC. By operating as an exchange with SuperMontage as its trading platform, Nasdaq is continuing to evolve as a direct competitor of ATSs. Nasdaq is currently considering the fee structure it would introduce as an independent, for-profit exchange. We are unable to predict what fee changes Nasdaq might propose or eventually implement, but Nasdaq's fee structure may have a significant impact on the competitive landscape for ECNs.

     The SEC has noted that even if Nasdaq gains status as an exchange, the NASD will continue to be required to collect bids, offers and quotation sizes for parties seeking to trade U.S. exchange-listed stocks -- which would then include Nasdaq stocks -- other than on an exchange. As a result, the SEC has indicated that the NASD must have an alternative display facility (ADF) operational by the time Nasdaq is granted exchange status. Accordingly, on December 7, 2001, the NASD submitted to the SEC proposed changes to the NASD's rules to reflect Nasdaq's anticipated approval as an exchange, its resultant separation from the NASD and the creation of an ADF. The NASD has indicated that in creating the ADF, it intends to provide a facility that will display quotes and collect trade data, while keeping its obligations to operate a market to a minimum. Other than providing access to the Intermarket Trading System -- a system that links market centers that trade U.S. exchange listed equity securities, the NASD's proposed ADF would not provide for order execution or routing services, so that ADF market participants themselves would be required to provide NASD member broker-dealers with electronic access, either directly or indirectly, to their quotations. It is unclear when and in what form the ADF might be implemented and whether the ADF, as currently contemplated, would prove to be a viable marketplace. For a further discussion of SuperSoes, SuperMontage and the NASD's proposed ADF, see "-- Regulation" and "Certain Factors that May Affect Our Business -- We Operate in a Highly Regulated Industry and Regulatory Changes Could Adversely Affect Our Business."

     The introduction of decimalization in April 2001 -- the quoting of stock prices in dollars and cents rather than in dollars and fractions of a dollar (such as 1/8 or 1/16) -- has also had an impact on the U.S. securities markets and increased competition for ATSs. Decimalization may assist investors in obtaining price improvement because improvement in smaller increments is possible. Because decimalization narrows the average trading spreads, it has had a significant negative impact on the profitability of traditional broker-dealers. As a result, some market makers are moving from a business model in which they trade as principal for their own account to an agency business model. The SEC's recently expanded interpretation of Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis, may further encourage this trend. Decimalization has also caused traditional broker-dealers to execute their customers' orders internally rather than route them to external market centers for execution, because the additional price risk they incur to fill orders internally has decreased to as little as a penny a share.

 IMPACT OF TECHNOLOGICAL DEVELOPMENTS

     Innovations in technology, particularly the growth of the Internet, have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and simultaneously decreased the cost of electronic commerce. New methods have developed to enable institutional investors to access and participate in the equity securities markets more easily and less expensively. Electronic markets have substantially reduced the need for intermediation, such as by NYSE members and NYSE specialists or Nasdaq market makers, because direct access is effectively unlimited and technology enhances the ability to determine the best price at which a trade can be executed. These developments, combined with the regulatory changes discussed above that allowed for the emergence of ATSs, have led to dramatic growth in electronic trading and provide us with significant opportunities.

     Technological developments have also affected investing by individuals. Technological advances have created new and inexpensive means for individual investors to access markets directly on-line. As technology continues to improve and regulatory and customer scrutiny of execution and trading services intensifies, we believe that individual investors will increasingly demand institutional-quality services.

 INTERNATIONAL SECURITIES MARKETS

     Until the early 1990s, equity markets outside the United States were generally less developed than those in the United States, with relatively low trading volumes and less advanced trading systems. Thereafter, technological and regulatory changes, other competitive pressures, and increased globalization contributed to increasing trading activity and major structural changes in the established European exchanges, which generally moved to an electronic model. In this model, an electronic system receives and matches orders that are routed through the system. Intermediaries provide execution services to their customers primarily by providing connectivity to the exchange system. In addition, in Europe there has been an increasing trend towards consolidation of exchanges, encouraged by technology and the adoption of the euro. We believe that while economic and financial difficulties and disruptions in Asia since 1997 have made trends in Asian securities markets less predictable, similar competitive, demographic and technological developments will lead over time to an evolution in Asia comparable to that in Europe over the last decade.

 FIXED INCOME MARKETS

     The markets for fixed income securities are among the largest in the world. According to the Bank for International Settlements quarterly review issued in December 2001, approximately $29.5 trillion of fixed income securities were outstanding as of June 30, 2001, representing $14.8 trillion of U.S. fixed income securities and $14.7 trillion of non-U.S. fixed income securities. In addition, approximately $300 billion of U.S. government securities are traded among primary dealers and investors each day. In Europe, the introduction of the euro has created a single fixed income securities market which, together with the United States and Japan, make up the three largest markets in the world in terms of size.

     The fixed income markets are far less transparent than the equity markets. Less information is available to investors regarding supply and demand, pricing and trading volume. General acceptance of electronic fixed income trading platforms has varied considerably across the markets and among the different fixed income instruments.

OUR COMPETITIVE STRENGTHS

  WE ARE A MARKET LEADER WITH STRONG BRAND AWARENESS

     We pioneered an electronic screen-based trading system and have been providing investors with electronic trading solutions for more than 30 years. We have been a market leader in the trading of Nasdaq-quoted stocks for many years and accounted for 14.0% of the total trading volume in that market in 2001. For an explanation of how we calculate our trading volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Key Statistical Information -- Nasdaq Volume Calculations." Our substantial share trading volume, particularly in Nasdaq-quoted stocks, attracts significant customer attention and order flow. CNBC and CNNfn broadcast live daily from our sales trading centers in the pre-and post-market hours. As a result, we have strong name and brand recognition among institutional investors.

  WE DELIVER COMPELLING BENEFITS TO OUR CUSTOMERS

     We believe that our core values of independence and neutrality, anonymity, equal and direct access and customer empowerment enable our customers to obtain superior execution of their trades, including better pricing and reduced transaction costs than are generally achievable using traditional trading channels. For example, we believe that one of the biggest concerns of institutional investors in securities trading today is the market impact of the disclosure of their identity and trading intentions. Customers, therefore, often seek to break up orders to hide their overall intentions, but if the market becomes aware of a large investor seeking to sell securities, the price of those securities may drop before the investor's position can be fully liquidated. Similarly, market awareness of a large investor seeking to buy a large amount of securities may result in an increase in the price of the securities before the order can be fully executed. By allowing our customers to trade directly but anonymously, we reduce the potential for this market impact, which we believe can result in better pricing for the customer.

     We believe that we allow our customers to obtain significant price improvement and reduced transaction costs in executing their trades. In a report published in January 2002 based on data for the 12 months ended September 30, 2001, Plexus Group, an independent market research group, ranked Instinet first in execution quality in Nasdaq-listed stocks when compared to a universe of the 12 most-active full-service brokers for which Plexus has data. Instinet also tied for first in execution quality in U.S. exchange-listed stocks when compared to the same universe of brokers.

  WE OFFER A BROAD RANGE OF SERVICES

     As an electronic agency broker, in addition to trade execution, we offer our customers a wide variety of other services. Companies acting solely as ECNs are generally limited to small order electronic execution and order routing. Our broader business model extends beyond these functions, and we provide service offerings tailored to our customers' diverse trading needs. These service offerings include a variety of trading services, research, and clearing and settlement, all of which add value for our customers. For example, we provide services such as:

     - simultaneous execution of multiple orders of securities (known as portfolio trading);

     - trading of large orders (referred to as block trading);

     - automatically matching orders at specified levels (known as crossing);

     - extended hours trading;

     - technical assistance to customers in inputting orders; and

     - managing the execution of orders for customers over time (often referred to as working orders).

     We also are one of the largest global independent providers of research and other brokerage services through soft dollars or other similar arrangements.

  WE OPERATE GLOBALLY

     Our customers use our systems to trade securities in over 30 non-U.S. securities markets, and we are members of 9 non-U.S. exchanges. As of December 31, 2001, approximately 750 customers in Europe and approximately 150 customers in Asia had access to the INSTINET(R) trading system. The number of transactions in non-U.S. equity securities executed through our systems has grown from approximately 0.3 million transactions in 1996 to 7.7 million transactions in 2001.

     In addition, we are a substantial independent provider of research and other brokerage services through soft dollar and similar arrangements outside the United States, and we offer a fixed income platform in Europe. We led, and are the largest investor in, the consortium that owns 38.9% of virt-x, an electronic order-driven equities market for pan-European securities.

  WE HAVE A PROVEN ABILITY TO INNOVATE AND ADAPT

     Throughout our 30-year history, we have been an innovator in using technology to enhance securities trading, have seized market opportunities and have adapted to numerous changes in our operating and regulatory environment while continuing to grow. Some of our most significant developments include the following:

     - At a time when most investors were paying fixed commissions to trade in NYSE-listed stocks, we pioneered an electronic screen-based trading system that allowed customers to trade without paying fixed commissions.

     - After the abolition of fixed commissions in 1975 placed significant price pressure on our business, we established the first service to display real-time information showing NYSE and regional exchange quotes together on an electronic screen and provided our customers direct access to trade NYSE-listed or regional exchange-listed stocks through the regional exchanges.

     - In 1984, we created an electronic marketplace in which market makers and institutional investors could trade directly among themselves and obtain automated execution of trades inside the publicly quoted spreads for those stocks. In 1989, we enhanced this service by enabling our customers to interact and trade anonymously on our system.

     - In the late 1990s, we adapted to cost and pricing pressures in our equities business, to the introduction of the SEC's order handling rules, which substantially changed activity for Nasdaq participants, and to the adoption by the SEC of Regulation ATS, which imposed new requirements on our activities. We enhanced and modified our services, lowered our prices and changed our cost structure to adjust to these changes in our operating environment.

     - In response to the increasing volumes in cross-border trading and the fragmentation of securities markets, we offered our customers ways to access multiple liquidity pools. We introduced the first integrated electronic trading platform to permit direct electronic access to equities markets across Europe, together with facilities to negotiate and trade directly and anonymously with other customers.

     - We introduced one of the first order management tools that allowed customers to manage, deliver and execute baskets of securities in the Nasdaq market. We also introduced tools that allow customers to use our technology to enter alternative pricing for trades (commonly referred to as discretionary pricing) or for alternative trade sizes (commonly referred to as reserve book features), which had in the past required a high degree of manual intervention.

     - We have been an innovator in developing extended hours trading and crossing capabilities starting in 1995 and 1986, respectively. These new services responded to globalization and continuous availability of information about markets and issuers, and the resulting demand by investors to trade equity securities after traditional exchanges and markets are closed.

  WE HAVE AN ESTABLISHED TECHNOLOGY INFRASTRUCTURE

     We developed one of the earliest electronic businesses in any field of commerce and introduced the first screen-based system through which institutional investors could trade Nasdaq-quoted stocks directly with each other. Our technology enables all of our customers to access the liquidity pool within our own electronic trading system in order to trade these securities with one another. In addition, our customers can use our electronic platforms to connect to other markets in order to trade indirectly with other participants in those markets. We believe that our ability to use technology effectively to improve our services has been a key component in the development of our business.

OUR STRATEGY

     We are focused on using technology to deliver services that empower our customers to reduce their total transaction costs, gain price improvement on their trades and better achieve their trading objectives. Our objective is to take advantage of growth opportunities that are arising in the securities industry as a result of changing technology, regulation and market demands. We believe that our strong global competitive position, breadth and scale of operations, unique business model, and proven ability to innovate and use technology give us an advantage in this pursuit. We also continue to explore ways to take advantage of the synergies between us and Reuters, as well as our respective capabilities, as part of our effort to provide value-added products and services to our customers in a cost effective manner.

     The principal elements of our strategy include the following:

     Extend our global brokerage offering. We intend to continue to develop our global agency brokerage business by aligning our existing resources and focusing our initiatives on developing products and services tailored to our various customer categories, based upon our customers' specific needs and their diverse business models. These services include portfolio trading, block trading, crossing, enhanced technology and research. We believe these services will enable our customers to improve their execution performance. We are also increasing our focus on our soft dollar and plan sponsor service programs, as part of our efforts to enhance our global brokerage offering.

     We believe that international markets offer a significant growth opportunity for our institutional equities business. We are expanding our European equities business, introducing services that add value for our customers, while managing our costs to allow us to respond to anticipated future pricing pressure. We are also continuing to develop our Asian institutional equities business. In addition, international markets present high potential growth for our fixed income business. We are continuing to focus our fixed income securities activities on the specific needs of our existing customer base. We are also exploring possible alliances and expansion opportunities in the United States, Europe and Asia to further develop our customer base and our capabilities for fixed income trading. For example, we are currently negotiating with two major banks that, subject to the signing of definitive agreements, we expect will provide liquidity and product support to our fixed income activities. In return, the banks would have the right to acquire an ownership stake in the fixed income broker-dealer operations that are presently 100% owned by us. We are also continuing to evaluate our fixed income business and explore various strategic options.

     Maintain and expand our Nasdaq liquidity pool. At the same time we continue to develop our global agency brokerage business, we intend to maintain and expand our Nasdaq liquidity pool. Recently, we have experienced a decline in our Nasdaq market share, primarily due to lower volumes from our broker-dealer customers. As a result, in September 2001, we reduced our pricing, implementing a new pricing schedule for our U.S. broker-dealer customers, and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees and also established a pilot program to test pricing incentives for liquidity providers. In March 2002, we aggressively reduced pricing, implementing a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by adjusting certain pre-set volume levels at which we offer those customers lower per share transaction fees. We expect these pricing initiatives will result in better executions for all of our customers. In anticipation of the impact of price reductions on our revenue from U.S. broker-dealer customers, we have taken action to reduce costs, including the cutback of staff levels in a number of areas, and we continue to evaluate further cost initiatives. We are also continuing to improve our integration with our customers' trading systems. We expect that focusing on increasing liquidity, improving system and network efficiencies and implementing our cost reduction program will enable us to maintain and expand our Nasdaq liquidity pool.

     Continue to enhance our technology. We plan to continue to improve our technology by offering new trading products and functionality both to provide improved services and to contain costs. Recently, we introduced smart order-routing technology for trading in Nasdaq-quoted stocks, which provides our customers with enhanced order execution capabilities. We are also developing a new, more flexible platform for our communications with, and connections to, our customers. We have introduced new trading functionality to improve our customers' performance and efficiency when executing large, complex orders. In addition, we have developed and are currently testing two new products to enhance execution quality, both in U.S. equities and in overseas markets, and to improve our customers' investment and trading performance. The first product, based on the technology we acquired through our acquisition of ProTrader, is a trading application, aimed primarily at active fund managers and hedge funds, which will enable us to enhance our customer interface and order-routing technology. The second product is a new program trading application that we have developed in conjunction with passive and quantitative fund managers in the United States and Europe which will enhance our customers' ability to execute transactions involving multiple stocks, such as baskets and portfolios of stocks -- commonly referred to as portfolio trade transactions -- in global markets.

     Pursue select acquisitions and strategic alliances. We plan to continue to supplement our internal growth through select acquisitions of businesses or technologies that will enable us to strengthen our current businesses, enter new markets, provide services that we do not currently offer or advance our technology. We will also continue to enter into strategic alliances and make further strategic investments in companies that we believe are well-positioned to capitalize on potential changes in the industry. As a result, we engage in discussions on a regular basis regarding various types of transactions, including possible acquisitions or investments, some of which could be material to us. We may agree to pay the consideration in connection with a transaction in cash, our securities or some combination of the two. Some acquisition transactions that involve our securities could have a dilutive effect on our earnings per share. It is also possible that the number of shares of our common stock that may be issued in connection with a transaction could constitute a material portion of our then outstanding common stock not held by Reuters, even if not material compared to the total amount of common stock outstanding. See "Certain Factors that May Affect Our
Business -- Future Sales of Our Shares Could Adversely Affect the Market Price of Our Common Stock." At present, we have no agreements or understandings for any material acquisitions or investments.

OUR BUSINESS

  OUR GLOBAL INSTITUTIONAL EQUITIES BUSINESS

     We offer our customers a broad range of trade, execution and ancillary services, enabling them to trade equity securities directly with each other through our platform, as well as with other investors in over 40 securities markets throughout the world. The size, nature and geographic distribution of our customers have generated a distinct pool of liquidity on our electronic platform. We also offer our customers order-routing technology that directs their equity transactions among the various markets to which we are connected to obtain better execution. On a worldwide basis, in 2001, our customers used our platform to complete a total of 106.0 million transactions, representing an average of approximately 427,500 transactions each trading day.

     We are one of the largest ATSs participating in Nasdaq. We accounted for 14.0% of the total trading volume in Nasdaq-quoted stocks during 2001 (although that figure fluctuated significantly during the year). Our average daily trading volume in Nasdaq-quoted stocks has increased at a compound annual rate of 25% from 85.7 million shares in 1996 to 265.7 million shares in 2001. For an explanation of how we calculate our Nasdaq trading volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Key Statistical Information -- Nasdaq Volume Calculations."

     Our share of the total trading volume in U.S. exchange-listed stocks has increased from 1.8% in 1996 to 3.1% in 2001. Our average daily trading volume in U.S. exchange-listed stocks increased during that period at a compound annual rate of 39% from 8.7 million shares in 1996 to 44.4 million shares in 2001. Our transactions in non-U.S. stocks during that period increased from approximately
0.3 million transactions in 1996 to 7.7 million transactions in 2001, representing a compound annual growth rate of 95%.

  Customers

     Institutional investors (including mutual funds, hedge funds, pension funds, banks, insurance companies and investment portfolio managers) and market professionals (broker-dealers, including Nasdaq market makers) are the core of our customer base. We provide our equities trading services to approximately 2,600 customers, of which approximately 750 are in Europe and 150 are in Asia. In the United States, our customers include approximately 1,000 institutional investors and 720 broker-dealers.

  Our customers fall into the following broad categories:

Institutional Investors:

     - ACTIVE INSTITUTIONS, which generally include mutual funds and asset managers that make stock specific equity investment decisions based on fundamental company research;

     - PASSIVE AND QUANTITATIVE INSTITUTIONS, which include mutual funds and asset managers with a passive or quantitative approach to investing;

     - PLAN SPONSORS, which generally include pension fund managers; and

     - HEDGE FUNDS.

Market Professionals:

     - MARKET MAKERS, which include broker-dealers and agency traders;

     - DIRECT ACCESS, which includes smaller institutions and professional non-institutional traders who seek to manage their own trading activity by accessing the markets directly instead of through market professionals or institutional investors; and

     - PROGRAM DRIVEN TRADERS, which include customers who execute a variety of arbitrage strategies and use automated computer processes to trade.

     We have developed and are continuing to develop product and service offerings tailored to these customer categories, based upon their specific needs. Due to the diverse business models of our customers, some of our customers may fall into several of these categories. In this case, we provide our tailored services to each aspect of the customer's business model, rather than assigning the customer to one particular category. We believe that by offering our customers a tailored package of value-added services and functionality, together with anonymous trading, access to our liquidity pool and connections to other trading platforms, we can enhance our customers' ability to achieve their trading objectives in this complex economic environment.

  Services

     We offer our customers a broad range of trade execution and other services including the following:

     Core Execution Services. We enable our customers to view market information and execute trades directly with each other over our electronic platform, and to trade with other investors in over 40 securities markets worldwide. Direct trading between our customers over our platform creates a deep liquidity pool, in particular for Nasdaq-quoted stocks and exchange-traded funds (an index fund representing a basket of stocks that trades on the exchange, with pricing throughout the day). Customers can also access market makers or other ECNs through us using our smart order-routing technology. Our recently introduced automated market interaction system automatically routes our customers' transactions in Nasdaq-quoted stocks to either our own liquidity pool or one of the various markets to which we are connected to obtain better execution.

     In the case of stocks listed on the NYSE or any other exchange, we primarily provide connections to the exchange and, in the case of the NYSE, the specialist for each listed stock, although our customers can trade directly with each other over our platform.

     For non-U.S. securities that are not traded in U.S. markets, although our customers can trade directly with each other over our platform, we primarily provide direct connections to the principal non-U.S. exchanges on which those securities are listed. We are members of 9 non-U.S. exchanges and provide our customers with direct access to those exchanges to execute their trades. For more than 20 additional non-U.S. markets, we provide access through local exchange members, with which some of whom we have clearing arrangements.

     Negotiating Orders. Our technology allows our customers to communicate anonymously both with all customers and with specific customers who have placed an order. As a result, customers can determine whether there is interest by another customer in a potential transaction and negotiate the volume and price of that transaction, all directly and anonymously through our system, without requiring any intermediation from anyone or displaying any of the communications or negotiations to other customers. This capability facilitates the execution of large orders and also allows customers to manage the delivery and execution of their orders by themselves to minimize the market impact of a large order and obtain price improvement. We have recently introduced new trading functionality to improve our customers' performance and efficiency when executing these large, complex orders.

     Sales Trading Assistance. We have a dedicated group of sales and trading professionals who provide our customers with various types of sales and trading assistance. They provide technical assistance in the use of our screen-based trading system. Customers can also place orders by telephone with our sales and trading professionals, who enter the orders into our system on the customers' behalf. These professionals can also work orders to manage the execution of a large order over time for a customer to attempt to reduce the market impact and achieve price improvement. For example, they may divide a large order into a series of smaller orders that are entered over a period of time, possibly at different prices. In addition, a dedicated team of sales and trading professionals is available to assist our customers with their portfolio trading.

     As of December 31, 2001, we had 344 sales and trading professionals, of which 184 were located in North America, 124 in Europe and 36 in Asia. In Europe, for those areas where we do not have a local presence, our sales traders in London are responsible for providing brokerage services to those customers and coverage of those markets. Recently, we streamlined our local presence coverage in Europe, centralizing more of our European brokerage services in London. London also has a specialized desk to service European portfolio traders. In Asia, we provide coverage of our Japanese customers and the Japanese market through our Tokyo office, with the remainder of Asia and Australia serviced through our Hong Kong office. We also have coverage in each of our offices in the United States, Canada, Europe and Asia to assist customers who wish to place orders in a different region (for example, a European institutional investor seeking to trade a U.S. or Japanese equity security). These cross-region trades are also covered by our sales and trading professionals for that market, thereby affording our customers in other regions access to local market expertise. Because we have offices worldwide, we also are able to provide sales and trading assistance to our customers 24 hours a day without requiring additional sales and trading professionals to be staffed in any one office on a continuous basis throughout the day.

     Extended Hours Trading. Our customers can input orders for a security and execute the trade with other customers in our liquidity pool before, during and after normal market hours. This service has allowed us to expand globally to include customers and markets in Europe and Asia, whose trading hours do not coincide with those in the United States. It also permits us to make the liquidity pool generated by our customers available on a 24-hour basis. Extended hours trading has been a particularly important innovation for our customers when material information about a market or company is released or reported after that market or the principal market for that company's securities is closed. When a pre- or post-market, price-moving event occurs, market participants can interact directly at their election to discover a price, which could be significantly different from the closing price, at which they can trade following dissemination of news regarding the event. For example, after Adelphia Communications Corp. announced raising a gross $1.5 billion from offerings of common stock and securities on January 16, 2002, 7.5 million Adelphia shares traded through our system between the close on January 15, 2002 and the open on January 16, 2002. This represented approximately 197% of average daily trading volume of Adelphia common stock during the prior 90-day period.

     Crossing. Through our GLOBAL INSTINET CROSSING(TM), we enable customers to enter buy or sell orders in U.S. traded securities for execution in a "crossing session." In a crossing session, we electronically aggregate all orders to buy or sell at a pre-specified time; match (or "cross") them with other orders to sell or buy, respectively, and automatically execute them at a pre- determined benchmark price. A crossing trade will be executed only if there is a counterparty for that order (or portion of an order). Our crossing service provides an electronic platform with enhanced liquidity for block trades and better pricing outside regular trading hours than traditional brokerage or other intermediaries might provide, together with the reduced trading risk of a pre-determined benchmark price. We have two crossing sessions each trading day, both of which occur outside of regular trading hours, the more significant of which is in the evening. Following the close of the market each day, we have one crossing session for orders priced at that day's closing price. On average in 2001, during each evening crossing session we received buy and sell orders from 370 customers for approximately 107 million shares of which trades were executed for approximately 10 million shares. Before the market opens, we have another crossing session using the volume-weighted average price for that trading day. In addition, we now offer our customers access to a crossing system for Japanese equity securities through JapanCross Securities Co., Ltd., our 50-50 joint venture with Nikko Salomon Smith Barney Ltd. JapanCross, which began operating in November 2001, enables customers worldwide to enter orders to buy or sell Japanese equity securities in a pre-market crossing session at the volume-weighted average price for that trading day.

     Portfolio Trading. Our trading services also include portfolio trading, which allows a customer to execute multiple orders in a number of different securities simultaneously, including both orders to buy and sell shares of stock as well as securities that are based on an index or basket of stocks. This portfolio trading capability, combined with our global access, also enables our customers to manage and execute portfolios of securities denominated in a number of different currencies. Our Trading Research Group provides portfolio managers and traders with tools that track and evaluate trading costs by strategy, broker, market or stock. We are also continuing to further develop technology to enhance our client's ability to implement their trade strategies on a global basis. We are currently testing a new program trading application that has been developed in conjunction with passive and quantitative fund managers in the United States and Europe, which will enhance our customers' ability to execute portfolio trade transactions. This new trading application will continue to use our existing execution, smart order-routing and clearing capabilities, as well as Reuters market data infrastructure. In addition, our system will allow for interaction between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers. We believe these features will help our customers to manage their order flow in a more efficient manner. We anticipate deploying this new product to our customers during the third quarter of this year.

     Enhanced Customer Interface (Portal). Based upon the technology we acquired through our acquisition of ProTrader, we have developed a trading application that will enable us to enhance our customer interface and order-routing technology. This new trading application will continue to use our existing infrastructure while giving our customers a broader view and broader access to multiple markets. Our customers will now have the ability to view information for a single stock in multiple markets, increasing their ability to execute their orders in multiple markets for better execution. We believe this enhanced functionality will help our customers to manage their order flow in a more efficient manner. We anticipate deploying this new product to our customers during the second quarter of this year.

     Soft Dollar Program. Institutional investors often allocate a portion of their gross brokerage transaction fees for the purchase of proprietary and independent third-party research products, as well as other brokerage services. The amounts so allocated for those purposes are commonly referred to as soft dollar revenues. We are one of the largest independent providers of research and other brokerage services through soft dollar or other similar arrangements and have offered soft dollar programs for over 15 years. We offer soft dollar programs in order to increase the amount of business our institutional customers conduct through us, thereby increasing our transaction volumes and the depth of our liquidity pool. We are currently increasing our focus on these programs, as part of our efforts to enhance our global brokerage offering and maintain and expand our liquidity pool. In particular, we are developing tailored packages of independent third-party research products for our various customer categories.

     In 2001, more than one-third of our customers obtained proprietary and third-party research services from us on a soft dollar basis. The portion of our transaction fee revenue representing soft dollar revenues is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties. We made $154.4 million in soft dollar payments to independent research providers on behalf of our customers in 2001.

     Research. Consistent with our agency brokerage approach, we believe our clients can benefit from greater availability of research provided by independent research providers who have no actual or potential conflicts of interest with respect to the companies they analyze. In addition to the independent third-party research that we provide to our customers through our soft dollar programs (described above), we also offer proprietary research tools and services, including those of our subsidiary, Lynch, Jones & Ryan, as well as co-branded research. Our customers, primarily institutional investors, generally use soft dollars or other similar arrangements to pay for these products and services as well.

     Our proprietary research is designed to enable our clients to design efficient portfolio and trading strategies. Our proprietary research tools and services for our customers include the following:

     - INVESTMENT STRATEGY GROUP produces quantitative research, in the form of both models and customized analysis, as well as general market commentary.

     - TECHNICAL ANALYSIS GROUP produces packaged and customized technical analysis, as well as daily market commentary.

     - REDBOOK publishes fundamental research on retail and related sectors. Its REDBOOK RETAIL SALES AVERAGE is recognized as a leading indicator of economic activity.

     - THE GREAT LAKES REVIEW focuses on uncovering stock opportunities among lesser-known companies in the Midwest.

     In September 2001, we sold our Research and Analytics (R&A) product, an integrated equity workstation that provides users with real-time quotes and news as well as advanced analytics, to Reuters. The sale of R&A has enabled us to focus on our core service offerings and reduce our costs associated with providing the R&A product to our customers. We can continue to make available soft-dollar payment options to our customers in connection with their use of the R&A product.

     Our co-branded research focuses on several different aspects of specific industries and these research products include market studies, surveys and detailed industry and company analysis. We are continuing to explore additional co-branding relationships with other established research providers that have expertise in specific sectors, products or companies.

     Plan Sponsor Services. As part of our transactional services to pension plans and other funds through their sponsors, such as corporations, unions, state and local governments, endowments and foundations, we enable pension plan and other fund sponsors to recapture a portion of the gross transaction fees that the fund managers pay us. As of December 31, 2001, we provided these services to approximately 1,200 pension plans and other funds. In addition, we provide our plan sponsor customers with services that assist them when they transfer from one money manager to another. For example, our crossing, portfolio trading and trading research services can help these customers manage this transition.

     ProTrader. Through our recently acquired ProTrader subsidiary, we provide advanced trading technologies and electronic brokerage services primarily to professional non-institutional traders, active fund managers and hedge funds.

  OUR FIXED INCOME SECURITIES BUSINESS

     We offer dealers and market makers in the United States and Europe a platform for trading primarily U.S. and European bonds. We offer approximately 270 U.S. government bonds, 30 U.S. federal agency bonds, 260 euro-denominated government bonds, 20 Eurobonds and 290 German mortgage bond (Pfandbriefe) products, as of December 31, 2001. Our subsidiary, Montag Popper, a German fixed income broker, provides us with a presence in an important market in Europe. In addition, we are exploring possible alliances and expansion opportunities in the United States, Europe and Asia to further develop our capabilities for fixed income trading. We are also continuing to evaluate our fixed income business and explore various strategic options.

  Customers

     As of December 31, 2001, our fixed income business had over 115 customers, with over 35 in the United States (including 23 of the 24 primary dealers in U.S. government securities) and over 80 in Europe, representing a total of approximately 1,000 traders.

  Services

     We perform the same trading role for our fixed income customers as for our equities customers, with an electronic fixed income trading platform that operates separately from our equities platform and that permits similar direct access, anonymous trading and the opportunity for reduced transaction costs. Our fixed income platform is available to customers in both the United States and Europe. We support our electronic trading capability with broker desks staffed with sales and trading professionals based in New York, London, Paris and Frankfurt. We offer simultaneous communication of trade execution data to our customer's trading desks and clearing and settlement information to their middle- and back-offices, commonly referred to as "straight-through processing." Straight-through processing can reduce costs and errors associated with our customers' manual keyboard entry of execution data into their recordkeeping, risk management and settlement systems.

Our customers can access our platform using either our graphical user interface or our application program interface (API). The API can be integrated with our customers' order management system or trading engine, allowing our customers greater ease in submitting their orders electronically. When we introduced the API, we also enhanced the capacity and performance of our fixed income platform, which gives us the ability to manage increasing order flows and trade volumes from our customers.

     In addition to trading in single instruments, we enable our customers to execute swaps in U.S. government securities and spread trades in euro-denominated government bonds (both of which are the simultaneous purchase of one bond and sale of another bond to take advantage of expected relative changes in bond yields). We also offer basis trading (joint trading of a bond together with a number of futures contracts, which is generally used to neutralize market risk) in the United States and Europe.

  OUR CORRESPONDENT CLEARING BUSINESS

     We provide correspondent clearing services to a few securities brokers in the United States. We offer transaction processing, clearing and settlement of trades, recordkeeping and financing to our correspondent customers, as well as various products and services oriented toward the institutional investor community.

CLEARING AND SETTLEMENT OPERATIONS

     We provide clearing and settlement services in nearly all of the markets in which we execute trades for customers. Our clearing and settlement operations are similar in design and function to other clearing brokers. We self-clear through our subsidiary, Instinet Clearing Services (ICS), which uses our proprietary CLEARING INFORMATION SYSTEM(TM) (CIS) to handle customer ticketing, processing of allocations and communications with industry clearing agents, depositories and books and records processing providers. For processing of books and records, ICS uses Automatic Data Processing, Inc. (ADP) in the United States, Nomura Institute's I-Star system in Japan and ACT Fiscal for all other non-U.S. business. We also clear and settle for customers who have a contract with ICS. With respect to these trades, we are responsible for a variety of activities that take place after a securities trade has been executed, including confirmation of trades before settlement, submitting executed transaction information to industry clearing and settlement utilities, managing failed trades, communicating trade and settlement data including allocations to customers, management of corporate actions and updating and maintaining Instinet's books and records.

  STRATEGIC ALLIANCES AND INVESTMENTS

     To enhance our core service offerings in our global electronic agency securities business, we have made a number of strategic investments in companies with operations or technology that we believe will enable investors and issuers to better achieve their trading objectives. During the past three years, we have acquired beneficial ownership interests in the following companies:

     - 13.8% of TP GROUP LDC, a consortium that owns 38.9% of virt-x, an electronic order-driven equities market for pan-European securities.

     - 7.8% of W.R. HAMBRECHT + CO., INC., a U.S.-based investment banking firm that enables issuers to conduct auction-based securities offerings via the Internet through its OPENIPO(R). In addition, we have an option to buy additional shares in the event WR Hambrecht becomes a publicly-traded company.

     - 9.6% of the voting interest of ARCHIPELAGO HOLDINGS, LLC, the parent company of an ECN that has received approval for registration as a U.S. stock exchange. In March 2002, Archipelago, LLC merged with REDIBook ECN LLC, another ECN. We beneficially own approximately 4.8% of the voting interest of the surviving entity.

     - 48.5% of VENCAST, INC., a U.S.-based company that offers opportunities for capital raising by, and investing in equity securities of, private companies via the Internet.

     - 47.9% of TRADEWARE S.A., a European-based provider of integrated order routing solutions to broker-dealers in Europe. We also have warrants, exercisable after October 1, 2002, that if fully exercised, would increase our beneficial ownership to 57.3%.

     - 12.8% of STARMINE INC., a U.S.-based provider of independent ratings of Wall Street equity analysts.

EXCHANGE MEMBERSHIPS

     Overall, we are a member of 18 exchanges in North America, Europe and Asia, and we continue to develop our direct connections to non-U.S. exchanges. The following chart shows our various exchange memberships:

                              EXCHANGE MEMBERSHIPS

NORTH AMERICA                            EUROPE             ASIA-PACIFIC REGION
-------------                            ------             -------------------
American Stock Exchange         Euronext(2)               Hong Kong Stock Exchange
Archipelago Exchange(1)         Frankfurt Stock Exchange  Tokyo Stock Exchange
Bermuda Stock Exchange          London Stock Exchange
Boston Stock Exchange           Milan Stock Exchange
Chicago Board Options Exchange  Stockholm Stock Exchange
Chicago Stock Exchange          Swiss Stock Exchange
Cincinnati Stock Exchange       virt-x
Philadelphia Stock Exchange
Toronto Stock Exchange

---------------

(1) On October 25, 2001, the SEC approved the merger of the equities division of the Pacific Exchange with Archipelago, LLC to create a fully electronic national securities exchange under the name Archipelago Exchange (ArcaEx). In March 2002, Archipelago merged with REDIBook, another ECN.

(2) The Paris, Amsterdam and Brussels Stock Exchanges merged on September 22, 2000 to form Euronext N.V. On February 6, 2002, Lisbon Stock Exchange also joined Euronext. We currently provide customers with access to Euronext for trades in French and Dutch stocks.

MARKETING AND COMMUNICATIONS

     Our marketing and communications strategy is focused on three goals:

     - strengthening corporate brand awareness;

     - attracting new customers; and

     - retaining our existing customers and cross-selling value-added services to them.

     We pursue these goals through a combination of marketing communications through media (for example, in exchange for information about our extended hours liquidity pool, CNBC and CNNfn broadcast live daily segments from our trading floor in the pre- and post-market hours explaining market activity), print and broadcast advertising, interactive marketing on our own Internet website and other on-line channels, sponsorship of customer events, direct one-on-one marketing, traditional public relations, a variety of alliances and co-marketing programs and the production of client premiums and promotional items. Through our website, prospective customers can get detailed information on our services, as well as news about us and our market environment. We also distribute Instinet Research's proprietary reports to a variety of journalists. We design our advertising campaigns and other communications activities to educate the marketplace regarding the nature of our agency brokerage business and our services.

OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

  TECHNOLOGY

     Our sophisticated and proprietary technology connects us to our customers, automates traditionally labor-intensive securities transactions, provides us with a platform to support our operations, and is an important part of our compliance activities. We believe that our ability to use technology effectively to expand and enhance our services has been a key component in the development of our business.

     Our systems provide customers with efficient service and have a proven track record of adaptability as usage has increased and service and product offerings have expanded. Our systems are designed to be interoperable and flexible. For example, our core matching systems use an architecture that allows us to independently develop and evolve the functionality of the systems in different areas as business needs and opportunities demand.

     To enhance the capacity and reliability of our systems, we have two core data centers located in Jersey City, New Jersey and Bedford, Massachusetts, which support our client connectivity, as well as our trading and execution systems, clearing and settlement operations and customer interfaces. These two data centers provide redundancy for our critical applications, systems and services, allowing us to continue to operate from either site should the other site fail. Prior to September 11, 2001, we had three core data centers; however, as a result of the September 11th terrorist attacks, we lost one of them, which had been located in the World Trade Center. If one of our two remaining data centers were to be damaged, disabled or otherwise fail or experience difficulties, it may be more difficult for us to continue operating without disruption to our services. In order to mitigate this risk, we are installing additional power, telecommunications and hardware at our remaining two core data centers in order to replace the functionality and capabilities that the World Trade Center facility provided. Our goal is to be able to support our client connectivity and critical systems and services from these two facilities, with each one being able to provide independent support. We also have two subsidiary data centers and distribution points in London serving European clients.

     Our central order matching engines for our institutional equities trading platform, including our crossing services, and fixed income platform, which provide order management functions, use sophisticated technologies including Linux, Sun Enterprise Servers, Tibco's Rendezvous and Java and Enterprise Java Beans (EJB).

     Currently, our customers can access our trading systems through INSTINET(R) display screens, direct links to our systems from those of our customers using the FIX or other protocols, or our proprietary software. Most of the methods of connecting to our trading systems are by means of dedicated networks provided by Radianz. We are currently seeking to develop technology that will allow us to replace our proprietary systems of communications and connectivity with an Internet-based system that will shift communications and connectivity requirements to our customers.

     In the future, we expect to continue to make significant investments in systems technology to upgrade services for the development of our business.

     In order to deal with increasing demands on our execution and clearing capacity in our equity securities trading system due to greater service levels and external circumstances such as decimalization, we have a team of employees dedicated to managing our capacity. We believe that it will be important not only to add capacity in the future, but to make this capacity more flexible to handle the complexity of changing circumstances. We have a test network to simulate complex system trading scenarios and to carry out various performance tests on our capacity. In addition, we have other ongoing capacity projects relating to clearing and other areas.

  INTELLECTUAL PROPERTY

     To protect our proprietary technology and intellectual property rights, we rely primarily on patent, copyright, trade secret and trademark law. We principally use material, software and technology that we have developed and that are protected by our own intellectual property rights. However, we also use software, as well as other material and technology that is protected primarily by intellectual property rights belonging to third parties. We have taken measures to register and protect our tradename, logos, trademarks and service marks both in the United States and in various countries throughout the world. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our proprietary rights.

COMPETITION

     The financial services industry generally, and the securities brokerage business in which we engage in particular, is very competitive, and we expect competition to intensify in the future. We expect to face competition from a number of different sources varying in size, business objectives and strategy. In our various businesses, we compete with the following entities and types of entities, among others:

     - market makers and other traditional broker-dealers (including many of our own customers) acting as agent or principal;

     - traditional and electronic trading methods in use on U.S. and international exchanges, including NYSE specialists and the electronic matching systems of international exchanges;

     - Nasdaq's trading services that enable NASD members to trade electronically in Nasdaq-quoted stocks, such as SelectNet, SuperSoes and the planned SuperMontage structure;

     - the NYSE's Institutional XPress(TM), NYSE Openbook(TM) and NYSE Direct(TM) products;

     - ECNs, ATSs, electronic brokers and other electronic trading systems, including but not limited to Bloomberg Tradebook, the Island ECN, eSpeed and Archipelago (in March 2002, Archipelago merged with REDIBook);

     - automated trade execution services developed by third party vendors for commercialization in a wide range of financial products markets;

     - trading system software companies; and

     - consortia comprised of leading financial institutions and service providers, such as BrokerTec Global LLC and EuroMTS.

     In our institutional equity securities business, we compete on the basis of a number of factors, including:

     - total transaction cost;

     - amount and frequency of price improvement;

     - the depth and breadth of our liquidity pool;

     - our speed and quality of connectivity to other trading markets;

     - anonymity, attributable to customer orders;

     - reputation; and

     - the quality and availability of our value-added brokerage and research services.

     We have experienced intense price competition in our equity securities business in recent years. We believe that the downward pressure on prices will continue as a result of the following factors:

     - continuing advances in technology;

     - price competition;

     - increased customer awareness and regulatory scrutiny of execution costs; and

     - continuing unbundling of financial services.

     To maintain our customer base and attempt to counter this pressure, we have aggressively reduced pricing for our broker-dealer customers. In addition, we seek to continue to innovate and use technology on a global basis to reduce costs; increase customer awareness of the value of price improvement and the benefits we provide as a result of our core values of independence and neutrality, anonymity, equal and direct access and customer empowerment; provide value-added brokerage and other services, tailored for our various types of customers, and maintain and expand our Nasdaq liquidity pool and the related benefits.

     In our fixed income business, we face competition from traditional broker-dealers, electronic brokers, ATSs and other electronic trading systems, and also from other competitors and potential competitors referred to above. We compete on the basis of a number of factors, including:

     - our business model that offers value-added services, such as broker desk support;

     - speed and quality of connectivity to customers; and

     - quality, cost and speed of execution.

     In our correspondent clearing business, we face competition from traditional clearing firms. Our main competitive factors are price competition and quality of execution.

     Many of the financial service providers with which we compete are substantially larger than we are and have substantially greater financial, technical, marketing and other resources. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with banks and other financial institutions that are well-capitalized and larger than we are and may have long-standing, well-established and, in some cases, dominant positions in their trading markets.

     Competition may intensify for the following principal reasons:

     - As the profitability of broker-dealers has come under significant pressure due to the general economic downturn, as well as the impact of decimalization, they have increasingly focused on price in their selection of trading services. If this trend continues, the price competition we have experienced in recent years, and in particular in the fourth quarter of 2001 and into 2002, will likely persist.

     - Commercial banks and other financial institutions have expanded their product offerings to include many of the financial services traditionally provided by broker-dealers. We expect competition from commercial banks to increase as a result of regulatory initiatives in the United States to remove or relax restrictions on combining commercial banks and other types of financial service providers.

     - Consolidations and alliances among broker-dealers and ECNs and between commercial banks and broker-dealers have resulted, and we believe will continue to result, in increasingly large and well-capitalized financial service providers. Consolidation has occurred between multi-service financial institutions and market makers (including exchange specialists) that could result in better capitalized market makers that compete directly with us and our agency brokerage model.

     - ECNs who apply for and receive status as securities exchanges under Regulation ATS will be able to benefit from direct connectivity to the Intermarket Trading System. As a result, these ECNs will have a competitive advantage over us in attracting business in U.S. exchange-listed stocks. In addition, there may be other potential competitive advantages associated with securities exchange status. One ECN, Archipelago, has already been approved to serve as a facility of a U.S. stock exchange.

     - Nasdaq and the NYSE have announced plans to become for-profit entities (and Nasdaq has applied to become a national securities exchange) and to introduce services in order to attract order flow and trading volume. Implementation of these plans would put them in direct competition with us for order flow, liquidity and trading commissions.

     - Multi-service competitors are able to cross-subsidize their agency brokerage and market making activities, with which we directly compete, with their revenues and profits from their other activities in which we do not engage, such as principal trading and investment banking.

     - As a result of decimalization, some market makers are moving from a business model in which they trade as principal for their own account to an agency business model in which they charge commissions rather than profit from the "bid-ask" spread. The SEC's recently expanded interpretation of

       Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis, may further encourage this trend. These developments may increase our competition, particularly in the provision of soft dollar programs.

     - Regulatory changes, such as NASD and Nasdaq rule changes, have altered, and may continue to alter, the competitive landscape in which we operate. Sometimes these changes give our competitors competitive advantages over us. See "-- Industry Background" and "-- Regulation."

     - Increased profit levels in the financial services industry have strengthened many of our existing competitors and attracted new competitors to that industry.

     - New competitors have emerged, including companies who provide use of order routers or similar technology, that may not need to have any securities industry experience and potentially may compete against us effectively with lower overhead costs. Some of these competitors may also be better positioned than we are to exploit recent developments in Internet-related technology and to build more attractive or flexible competing products that could capture some of our business.

     - A variety of existing companies may seek to expand their own businesses to compete against us because of the ongoing growth of the securities markets, the relationships between information and trading, and the importance of technology in creating efficient trading systems. These potential competitors could include companies that provide trading services for products and services other than securities, software companies, information and media companies, and other companies that are not currently in the securities business.

     We compete with Nasdaq as a trading venue for Nasdaq-quoted stocks. We own an equity interest of less than 1% in Nasdaq. The NASD regulates the activities of our U.S. broker-dealer subsidiaries through its own subsidiary, NASDR, and also operates and regulates Nasdaq. The NASD is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to Nasdaq's competitive benefit as a securities marketplace and our competitive disadvantage. In addition, we are required to provide quotation data to Nasdaq in its current role as an exclusive securities information processor, and Nasdaq then collects a fee from market participants to whom it disseminates these data. The SEC conditioned its approval of the SuperMontage proposal on January 10, 2001 on the NASD establishing an alternative facility that market makers and ECNs can use to meet their order display obligations. The SEC is also moving toward making Nasdaq's role as a securities information processor non-exclusive in the future, Nasdaq's current exclusive role provides it financial and other competitive advantages. See "-- Industry Background" and "-- Regulation."

     On December 7, 2001, the NASD submitted to the SEC proposed changes to the NASD's rules to reflect Nasdaq's anticipated approval as an exchange, its resultant separation from the NASD and the creation of an alternative display facility to display quotations and collect trade data for parties (such as ECNs) trading outside a registered securities exchange. Other than providing access to the Intermarket Trading System, the NASD's proposed ADF would not provide for order execution or routing services, so that ADF market participants themselves would be required to provide NASD member broker-dealers with electronic access, either directly or indirectly, to their quotations. It is unclear when and in what form the ADF might be implemented and whether the ADF, as currently contemplated, would prove to be a viable marketplace. We are unable to predict accurately at this time the impact the NASD's proposed ADF would have on our business.

     For a further discussion of the risks relating to our competitive environment, see "Certain Factors that May Affect Our Business -- We Face Substantial Competition That Could Reduce Our Market Share and Harm Our Financial Performance."

REGULATION

     As a securities broker, an ATS, an ECN and an operator of a clearing business for our own customers and third parties, we are subject to extensive regulation in the United States and in certain other jurisdictions in which we operate. This regulatory framework generally applies directly to our affiliates that are registered or licensed in the various jurisdictions. Instinet Corporation, Instinet Clearing Services, Inc., Instinet Fixed Income Inc., Lynch, Jones & Ryan, Inc. and ProTrader Securities, Limited Partnership are each registered as broker-dealers with, and are subject to regulation by, the SEC and other entities, as described below.

     The purpose of these regulations is to generally safeguard the integrity of the markets and to protect the interests of investors participating in those markets, rather than the interests of securities firms or their creditors or stockholders. As a result, these regulations cannot be expected to protect or further the interests of our company and may have the effect of limiting or curtailing our activities, including activities that might be profitable. Furthermore, additional rule-making or the initiation of proceedings could adversely affect our business, financial results and condition, prospects and reputation.

     Regulation covers all aspects of our brokerage business, including:

     - registration of offices and personnel;

     - conduct of personnel;

     - acceptance, execution, clearing and settlement of customer orders;

     - trading practices;

     - record keeping;

     - capital structure;

     - sales practices and advertising; and

     - handling of customer funds and securities and supervision of accounts in connection with our wholesale business.

In addition, our business may be significantly affected by regulation that extends to the structure of the markets for equities securities.

     The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers. If we fail to remain in regulatory compliance, we could be censored or fined. Alternatively, regulators could issue cease-and-desist orders against us, prohibit us from engaging in some of our businesses, or suspend or expel us or any of our officers or employees from the securities industry. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties. In the case of non-compliance, we could also, in some situations, be subject to civil lawsuits, by customers, in some cases for substantial damages. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel.

  OUR U.S. ACTIVITIES

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Our U.S. brokerage, clearing and fixed income brokerage subsidiaries are registered with the SEC as broker-dealers, and our primary brokerage subsidiary is also registered with the SEC as an investment advisor. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, including the NASD, which has been designated by the SEC as our principal regulator. The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealer industry and govern the market structure of Nasdaq. These rules regulate the conduct of our U.S. broker-dealer subsidiaries and their activities in Nasdaq-quoted stocks. The NASD, through its subsidiary, NASDR, also conducts periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealer and clearing subsidiaries also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business. Instinet Clearing Services, Inc., Lynch, Jones & Ryan and ProTrader Securities, Limited Partnership are also subject to regulation by the regional exchanges of which they are members.

     In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation (SIPC). SIPC provides certain protection for customers' accounts in the event of the liquidation of a broker-dealer. SIPC is funded through assessments on registered broker-dealers, including us.

     This regulatory environment is also subject to change. Our business, financial condition and operating results may be adversely affected as a result of new or revised regulations or rules imposed by the SEC, other U.S. regulatory authorities or self-regulatory organizations, such as the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other regulatory authorities and self-regulatory organizations.

     Over the last five years, the SEC and the NASD have proposed a number of regulatory changes in an effort to shape or respond to developments in the securities markets and market structure that have resulted from advances in technology and the growth of electronic trading. Because a substantial part of our business involves electronic trading and relies heavily on technological advances, these proposals may have a direct and substantial impact on us.

  The Order Handling Rules

     Starting in 1994, the SEC and the U.S. Department of Justice conducted anti-trust investigations of the NASD and the Nasdaq market, including the market makers, addressing concerns of fraud, price fixing and collusion. In December 1997, 30 major brokerage firms and the Department of Justice entered into a settlement of these anti-trust proceedings. In a report discussing deficiencies in the NASD's oversight of the Nasdaq market and the NASD's failure to enforce broker-dealer compliance with NASD rules and the requirements of the federal securities laws, the SEC specifically noted that we were not a subject of the Department of Justice investigation or the SEC report. In response to the findings of these investigations and consistent with the recommendations in the SEC Market 2000 Report issued in 1994, the SEC adopted the order handling rules for market makers and exchange specialists in 1996. These rules took effect with respect to Nasdaq-quoted stocks in 1997.

     The order handling rules prohibit a market maker or exchange specialist from displaying a limit order for a security through an ECN that is better than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that security and permits execution against those orders through Nasdaq. Similarly, a market maker that receives a limit order better than its own published quote, must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. Regulation ATS, discussed below, requires display of institutional orders that represent the best price on the Nasdaq quote montage.

     When the order handling rules were introduced, we were the first and only existing ECN, and the best bids and offers from our trading system were directly displayed for the first time in the Nasdaq quote montage. The order handling rules, however, facilitated the proliferation of ECNs by providing a role for ECNs in the display and execution of orders. As additional ECNs came into existence, their quotes were also displayed in the Nasdaq quote montage, which has produced greater price transparency for investors in the market for Nasdaq-quoted stocks and resulted in greater competition for us.

     Since the introduction of the order handling rules, the SEC's Division of Market Regulation has issued a series of "no-action" letters to us over a number of years verifying and extending our status as an ECN in compliance with these rules. The most recent "no-action" letter is valid until March 31, 2002. The Division continues to condition its "no-action" position upon, among other things, our representation that we have sufficient capacity to handle reasonably anticipated peak volumes of trading. The Division also conditions its position upon specified limitations on the fees we charge brokers for access to our trading system. We expect that the Division will continue to extend its "no-action" position, but we cannot assure you that it will do so or that its applicable rules or the enforcement of those rules will not change. In connection with its annual examination of the capacity of market participants, the Division has from time to time raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity, which we believe we have addressed.

  Regulation ATS

     In December 1998, following the issuance of the order handling rules, the SEC promulgated new rules relating to the regulation of certain ATSs. The SEC expanded its interpretation of the definition of "exchange" under the U.S. securities laws to encompass a range of electronic brokerage activities, including those conducted by us. At the same time, Regulation ATS permits systems to register as broker-dealers, rather than as national securities exchanges with the SEC, if they comply with the regulation.

     The requirements of Regulation ATS applicable to us include:

     - mandatory public display of, and public access to, best-priced orders displayed within the system;

     - the establishment and application of fair access and capacity, integrity and security standards; and

     - additional notice, recordkeeping, reporting, confidential treatment and other requirements.

We have modified and enhanced our trading systems to comply with Regulation ATS and continue to review and monitor our systems and procedures for compliance.

  SuperSoes

     In part as a reaction to the growing competitive pressures from ECNs, in July 2001, the NASD implemented SuperSoes as its new platform for the trading of the most widely held Nasdaq-quoted stocks (Nasdaq National Market stocks). SuperSoes substantially expanded the functionality of SOES -- Nasdaq's existing automatic execution system available only for small orders from public customers -- by incorporating many trading features common among ECNs. (SOES remains the trading system for Nasdaq SmallCap stocks, which are not eligible to be traded on SuperSoes.) Unlike SOES, SuperSoes may be used by market makers when trading for their own accounts. SuperSoes also improves the speed of executions and provides the ability to enter large orders, obtain automatic executions of orders, and interact with both publicly displayed orders and non-publicly displayed (reserve) orders. Full participation in SuperSoes is mandatory for all market makers in any SuperSoes-eligible securities in which they make markets. Although ECNs may elect to participate in SuperSoes either only for order-entry or also for display of its best priced orders in the Nasdaq market ("full" participation), only one ECN to date has chosen full participation. There are a number of disadvantages to full participation for ECNs, particularly those with significant internal liquidity pools, one of the most significant of which is the manner in which the automatic execution functionality of SuperSoes is designed, generally exposing ECNs -- but not market makers -- to the risk of multiple executions against the same order. Without full participation in SuperSoes, ECNs must rely on SelectNet to display and provide access to their customers' orders in the Nasdaq market. (SelectNet is an older order delivery and negotiation system that electronically facilitates, but does not automatically provide, order executions.) In addition, SuperSoes' pricing structure is disadvantageous to order-entry only participants. SuperSoes, in light of its features and functionality, may have shifted, and may continue to shift, some order flow away from ECNs.

  SuperMontage

     On January 10, 2001, the SEC approved the NASD's rule changes creating a new trading platform for the Nasdaq market, generally known as SuperMontage. These new rules will significantly change the nature of trading in Nasdaq-quoted stocks, including changing the information required to be displayed on, and the method of operation of, the Nasdaq quote montage. When implemented, SuperMontage will combine a computer display containing more bid and offer information about trading interest in individual Nasdaq-quoted stocks than is currently displayed, together with new rules establishing the execution priority of quotes and orders submitted to Nasdaq. The execution priority rules also contain provisions that could disadvantage us by comparison to market makers and any ECN that does not charge broker fees for accessing orders in its trading system through Nasdaq. We are unable to predict the impact that the implementation of

SuperMontage will have on our business, but it could cause us to receive fewer orders and execute fewer orders in our liquidity pool for Nasdaq-quoted stocks, leading to a reduction in our liquidity pool.

  Nasdaq Exchange Application

     Nasdaq is in the process of becoming a for-profit exchange, independent from the NASD. On March 15, 2001, Nasdaq submitted its application for registration as a national securities exchange to the SEC. By operating as an exchange with SuperMontage as its trading platform, Nasdaq continues to move from a quote-driven display system to an order-driven execution system that will directly compete with us and other ATSs. Nasdaq is currently considering the fee structure it would introduce as an independent, for-profit exchange. We are unable to predict what fee changes Nasdaq might propose or eventually implement, but Nasdaq's fee structure may have a significant impact on our equity securities business.

  Alternative Display Facility, NASD Fees and Securities Information Processor

     The SEC conditioned its approval of SuperMontage on the NASD establishing an alternative facility that market makers and ECNs can use to meet their order display obligations. The SEC has also noted that even if Nasdaq gains status as an exchange, the NASD will continue to be required to collect bids, offers and quotation sizes for parties seeking to trade U.S. exchange-listed stocks -- which would then include Nasdaq stocks -- other than on an exchange. As a result, the SEC has indicated that the NASD must have an alternative display facility (ADF) operational by the time Nasdaq is granted exchange status. Accordingly, on December 7, 2001, the NASD submitted to the SEC proposed changes to the NASD's rules to reflect Nasdaq's anticipated approval as an exchange, its resultant separation from the NASD and the creation of an ADF. The NASD has indicated that in creating the ADF, it intends to provide a facility that will display quotes and collect trade data, while keeping its obligations to operate a market to a minimum. Other than providing access to the Intermarket Trading System, the NASD's proposed ADF would not provide for order execution or routing services, so that ADF market participants themselves would be required to provide NASD member broker-dealers with electronic access to their quotations. It is unclear when and in what form the ADF might be implemented and whether the ADF, as currently contemplated, would prove to be a viable marketplace. We continue to review the NASD's ADF proposal and consider its possible implications for our business and our potential participation in the ADF.

     The SEC is also considering the establishment of a securities information processor for data regarding quotations in Nasdaq-quoted stocks independent from Nasdaq. Nasdaq's current role as the exclusive information processor gives it financial and other competitive advantages. It is uncertain what form this new securities information processor might take and what effect it might have on our business.

     The NASD has also proposed changes in its fee structure that would impose a fee on all transactions in Nasdaq-quoted stocks regardless of where those transactions occur. In addition, in order to assess this fee, the NASD would require NASD members not using Nasdaq's Automated Confirmation Transaction (ACT) service to otherwise report all of their transactions in Nasdaq-quoted stocks. We are unable to predict what impact these fee changes and required reporting would have on our business.

  Decimalization

     The introduction of decimalization in April 2001 has also had an impact on the U.S. securities markets and increased competition for ATSs. Decimalization may assist investors in obtaining price improvement because improvement in smaller increments is possible. Because decimalization narrows the average trading spreads, it has also had a significant negative impact on the profitability of traditional broker-dealers. As a result, we have received, and may continue to receive, fewer orders from our broker-dealer customers. Decimalization has also caused, and may continue to cause, traditional broker-dealers to execute their customers' orders internally rather than route them to external market centers, other than our own, for execution, because the additional price risk they incur to fill orders internally has decreased to as little as a penny a share. Increased internal trading by traditional broker-dealers has also reduced, and could continue to reduce, our order flow.

     In addition, the decline in broker-dealer profitability has resulted in some market makers moving from a business model in which they trade as principal for their own account to an agency business model. The SEC's recently expanded interpretation of Section 28(e) of the Exchange Act, discussed below, may further encourage this trend, which may increase our competition.

  Section 28(e)

     Section 28(e) of the Exchange Act creates a limited safe harbor that allows investment advisers to cause their client accounts to pay more than the lowest available commission rate, as long as the adviser determines in good faith that the commission is reasonable in relation to the value of the research and brokerage services the broker provides to the adviser. In December, 2001, the SEC issued an expanded interpretation of Section 28(e) allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis (which is how Instinet executes transactions). Coupled with the move of some market makers from a business model in which they trade as principal for their own account to an agency business model as a result of decimalization, this new SEC interpretation may create greater competition for our soft dollar business.

  Abolition of Rule 390

     In addition to our activity in Nasdaq-quoted stocks, we provide our customers with access to U.S. exchange-listed stocks, including connectivity to the NYSE and its exchange specialists. NYSE Rule 390 was abolished, in May 2000. This rule had required that all NYSE members and member firms execute transactions in stocks listed or traded on or before April 26, 1979, during market hours only on the floor of the NYSE, subject to exceptions. Rule 390 had prevented NYSE members from executing some transactions with their customers completely in-house, but it also prevented them from exposing orders in other market centers such as ours. As a result, we are able to execute trades involving all NYSE-listed stocks on behalf of all of our customers. Because these stocks accounted for approximately 50% of average daily trading volume in 2001, abolition of Rule 390 may eventually lead to increased competition in trading NYSE-listed stocks that were previously subject to the rule.

  Order Routing and Execution Disclosure Rules

     On January 30, 2001, SEC rules became effective (and were fully implemented by the end of November 2001) that require many market participants, including us, to make detailed public disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities. Market centers must disclose information, categorized by security, size and type of order about the time frames in which orders are executed and on the prices offered by participants relative to each other and the marketplace. The rules also require securities brokers, including us, to provide detailed disclosure in electronic form regarding their order routing practices. In September 2001, the SEC issued an interpretation that provides an exemption from this order routing disclosure as long as the average number of customer non-directed orders routed by the security broker during the calendar quarter is 500 or less. To date, Instinet Clearing Services, Inc. has satisfied the requirements of the exemption.

     We cannot predict what impact these rules and the consequent disclosures will have on the number and size of orders we receive from customers.

  Regulation of Clearing Activities

     We are a self-clearing broker in the United States through our subsidiary Instinet Clearing Services, Inc. We also have a correspondent clearing business in which we provide clearing services in the United States for broker-dealers that are not affiliated with us. Brokers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to civil penalties imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our customers, the customers of our wholesale customers and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

     In addition, securities industry regulators in the United States are currently reviewing the extent to which clearing firms should be held accountable for the improper activities of the broker-dealers for which they provide clearing services. We cannot assure you that our procedures will be sufficient to protect us from liability for the acts of broker-dealers that use our correspondent clearing services under current laws and regulations. We can also not assure you that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations in a manner that would increase our potential liability.

  Net Capital Requirements

     The SEC and the NASD, as well as other regulatory agencies and securities exchanges within and outside the United States, have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers. These rules include the SEC's net capital rule, to which our U.S. broker-dealer subsidiaries are subject. The failure by one of these subsidiaries to maintain its required net capital may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD and other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against the net capital of one of our broker-dealer subsidiaries could limit its operation, particularly those, such as correspondent clearing, that are capital intensive. A large charge to the net capital of one of these subsidiaries could result from an error or other operational failure or a failure of a customer to complete one or more transactions, including as a result of that customer's insolvency or other credit difficulties, and we cannot assure you that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The net capital rules could also restrict our ability to withdraw capital from our broker-dealer subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to maintain our present levels of business, or to expand, which could have a material adverse effect on our business, financial condition and operating results.

  Other U.S. Regulation

     The SEC and NASD are currently considering, and we are periodically in discussions with them regarding, other regulatory issues. These currently include:

     - the continuing ability of ECNs to charge access fees and the levels of those fees;

     - the criteria for customers' access to an ECN's system;

     - data dissemination requirements; and

     - the capacity, scalability and back-up of our trading systems.

     The SEC had also indicated that it is reviewing issues concerning the Intermarket Trading System. The NYSE had advocated the redesign or elimination of the Intermarket Trading System, which links market centers that trade listed equity securities, allowing an order to trade a security that is listed on two or more markets to be executed in the market displaying the best price. The NYSE had also suggested that, if the Intermarket Trading System is maintained, access should be limited to exchanges and self-regulatory organizations, such as the NYSE and Nasdaq. The NYSE could also seek to withdraw from the Intermarket Trading System. Changes in the Intermarket Trading System, such as restrictions on our access to the system, the withdrawal of the NYSE from the system or the elimination of the system in its entirety, could adversely affect our ability to attract business in NYSE-listed stocks.

     We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure and regulatory framework, although these issues or other issues of market structure may have a significant impact on our equities business. In this regard, we may consider it desirable to modify our regulatory position to advance our business strategy. Potential steps could include the creation of new subsidiaries regulated in the United States or abroad, the establishment of linkages that would enable us to act as a facility of a regulated exchange, display some or all of our orders in Nasdaq-quoted stocks on another exchange or the ADF, report some or all of our Nasdaq trades to another exchange or the ADF, or efforts to register as an exchange to conduct some or all of our business. On January 23, 2001, the SEC approved new rules requiring the reporting to the NASD of transactions in specified fixed income securities. These rules will become effective once the NASD's new price reporting and dissemination system for the corporate bond market (TRACE) is in place. We anticipate that TRACE will be implemented by July 1, 2002. If we extend our fixed income trading platform to include corporate bonds, we will become subject to these reporting rules.

     In December 2000, Congress passed the Commodity Futures Modernization Act, which allows single stock futures to be traded on the exchanges and adds guidelines for the SEC's role in regulating some equity based derivative securities. This act also streamlines the regulation of U.S. futures exchanges and limits the jurisdiction of the CFTC. If we were to seek to expand into the execution of options and futures trades, then we would be subject to this additional regulation.

     We expect that our business, especially our communications with and connectivity to customers, will increasingly rely on the Internet and other electronic communications gateways. We intend to expand use of these gateways. Although to date the use of the Internet has been relatively free from regulatory restraints, the SEC, certain self regulatory organizations and certain states are beginning to address the regulatory issues that may arise in connection with the use of the Internet for securities and financial services transactions. Accordingly, new regulations or interpretations may be adopted that constrain our ability and our customers' ability to transact business through the Internet or other electronic communications gateways and could have a material adverse effect on our business, financial condition and operating results.

  Regulation of the Non-U.S. Securities Industries and Investment Service Providers

     The financial services industry, including the securities brokerage business, is heavily regulated outside of the United States. We are required to comply with regulatory controls of each specific country in which we or our subsidiaries conduct business, as well as the regulations of each exchange of which we or our subsidiaries are members. As we expand our international operations, we may be required to comply with requirements that are inconsistent with our existing international activities. As a result, the varying compliance requirements of these different regulatory jurisdictions and other factors may affect our business or limit our ability to expand our international operations.

     In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving. In these countries, it may be difficult for us to determine the exact requirements of local laws and regulations in every market, particularly because legal and regulatory developments generally trail technological advances. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a materially adverse effect on our operations in that market and on our reputation generally.

     The securities industry in the member states of the European Union is regulated by agencies in each member state. The European Union, however, requires the mutual recognition of regulatory agencies. This allows providers of investment services, like us, to obtain single authorization which is generally valid throughout the European Union. Because our largest international operations are in the United Kingdom, our principal regulator is the Financial Services Authority. The conduct of our business is also regulated by agencies in each of the other member states in which we provide investment services, including Germany and France. The provision of investment services is also regulated by other agencies in other jurisdictions outside of the European Union in which we operate, such as the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong and the Financial Supervisory Authority in Japan.

     Any of these non-U.S. regulatory agencies, as well as many non-U.S. exchanges of which we are a member, may conduct administrative proceedings against us which can result in censure, fine, the prevention of activities or our suspension or expulsion from their country as an investment services provider. The applicable regulations cover minimum financial resource requirements and conduct of business rules for all authorized investment businesses.

     New regulations, changes in existing regulations or changes in the interpretation or enforcement of existing regulations outside the United States may adversely affect or limit our business or operations and adversely affect our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

     You should carefully consider the risks described below before making a decision to invest in our company. There may be additional risks that we do not currently know of or that we currently deem immaterial based on the information available to us. All of these risks may impair our business operations.

                         RISKS RELATED TO OUR INDUSTRY

ECONOMIC, POLITICAL AND MARKET FACTORS BEYOND OUR CONTROL COULD REDUCE DEMAND FOR OUR SERVICES AND HARM OUR BUSINESS

     We earn revenues primarily from securities brokerage and related services and expect to continue to do so. The demand for these services is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions; unforeseen market closures or other disruptions in trading; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; currency exchange rates; and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. The recent economic downturn, as well as the September 11 terrorist attacks, which closed the U.S. equity markets for four days, have led to decreasing trading volumes and prices, decreased capital formation and a more difficult business environment for us. These conditions may continue or worsen, which could have a material adverse effect on our business, financial condition and operating results.

DECREASES IN TRADING VOLUMES OR PRICES COULD HARM OUR BUSINESS AND PROFITABILITY

     Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our brokerage, research and related activities. In addition, our revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded), which are adversely affected by price declines. Our profitability would be adversely affected by a decline in our revenues because a significant portion of our costs are fixed. The recent decline in trading volumes and prices has had, and may continue to have, a significant adverse effect on our business, financial condition and operating results. Our competitors with more diversified business lines might withstand these decreases better than we would.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY LIMIT OUR ACTIVITIES

     The securities markets and the brokerage industry in which we operate are highly regulated. In our case, the impact of regulation extends beyond "traditional" areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets. We are subject to regulation as a securities broker, as an alternative trading system (ATS) and electronic communications network (ECN), and as an operator of a clearing business for our own customers and third parties. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable.

REGULATORY CHANGES COULD ADVERSELY AFFECT OUR BUSINESS

     The securities industry has been subject to several fundamental regulatory changes, including changes in the rules of the SEC and of self-regulatory organizations such as the NYSE and the NASD. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business. Although regulatory changes can affect all aspects of our business, the markets for equity securities have been subject to the most significant regulatory changes. Our activities as an agency broker in equity securities are the principal source of our revenues and profits.

     Recent and proposed regulatory changes that have had or could have a significant effect on our equity securities business include the following:

     - Nasdaq's expanded SuperSoes order execution system has caused, and may continue to cause, us to receive fewer orders in Nasdaq-quoted stocks, which are the largest component of our equity securities business. In addition, SuperSoes has resulted, and may continue to result, in fewer of the orders we receive being executed.

     - The NASD's recent rule changes creating a new trading platform for Nasdaq, generally referred to as SuperMontage, which are currently expected to be implemented beginning around the third quarter of 2002, could also cause us to receive fewer orders in Nasdaq-quoted stocks and also could cause fewer of the orders we receive to be executed in our liquidity pool. We are unable to predict accurately at this time the impact these changes will have on our business.

     - The NASD's recent proposal for the creation of an alternative display facility (ADF) to display quotations and collect trade data for parties (such as ECNs) trading outside a registered securities exchange does not generally provide for order execution or routing services. As a result, ADF market participants themselves would be required to provide NASD member broker-dealers with electronic access, either directly or indirectly, to their quotations. It is unclear when and in what form the ADF might be implemented and whether the ADF, as currently contemplated, would prove to be a viable marketplace. We are unable to predict accurately at this time the impact the NASD's proposed ADF would have on our business.

     - The introduction of decimalization in April 2001 -- the quoting of stock prices in dollars and cents rather than in dollars and fractions of a dollar (such as 1/8 or 1/16) -- has had, and may continue to have, a negative effect on the profitability of our broker-dealer customers, which has resulted, and may continue to result, in our receiving fewer orders from those customers. Decimalization has also reduced, and may continue to reduce, our order flow by increasing the likelihood that traditional broker-dealer firms will try to execute orders internally rather than route them to external market centers for execution. In addition, the negative effect on broker-dealer profitability has resulted, and may continue to result, in some market makers moving from a business model in which they trade as principal for their own account to an agency business model, which may increase our competition.

     - The SEC's recently expanded interpretation of Section 28(e) of the Exchange Act allowing institutional investors to generate "soft dollar" credits -- by allocating a portion of their gross brokerage transaction fees for research and other brokerage services -- from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis (which is how Instinet executes transactions), could increase competition for those customers in our equity brokerage business.

     - The SEC has implemented rules requiring many market participants, including us, to make detailed public disclosure regarding orders in equity securities and order routing practices. We cannot predict what impact these rules will have on the number and size of orders we receive from customers.

     - The NYSE's rule change to allow its member firms to execute transactions in NYSE-listed stocks during market hours off the floor of the NYSE could reduce our order flow in NYSE-listed stocks if traditional broker-dealers execute orders in market centers other than ours.

     - Changes in the Intermarket Trading System, such as restrictions on our access to the system, requirements to use the system to publish quotations, the threatened withdrawal of the NYSE from the system or the elimination of the system in its entirety, could adversely affect our ability to attract business in NYSE-listed stocks.

     - The SEC and the NASD are currently considering, and we are periodically in discussions with them regarding, other important issues, such as the continuing ability of ECNs to charge access fees, the levels of those fees and the criteria for customers' access to an ECN's system. We are unable to predict the outcome of these deliberations and discussions, but these issues may have a significant impact on our equity securities business.

     - The NASD has proposed changes in its fee structure that would impose a fee on all transactions in Nasdaq-quoted stocks regardless of where those transactions occur. In addition, in order to assess this fee, the NASD would require NASD members not using Nasdaq's Automated Confirmation Transaction (ACT) service to otherwise report all of their transactions in Nasdaq-quoted stocks. We are otherwise unable to predict what impact these fee changes and required reporting would have on our business.

     The SEC's Division of Market Regulation has issued a series of "no-action" letters to us over a number of years verifying and extending our status as an ECN. The most recent "no-action" letter is valid until March 31, 2002. The Division's "no-action" position is subject to our continuing to satisfy certain conditions, including those regarding our systems capacity and a limitation on our maximum fees. See "-- Risks Related to Our Business -- Insufficient Systems Capacity or Systems Failures Could Harm Our Business." We cannot assure you that the Division will continue to extend its "no-action" position. An adverse change in the Division's position could interfere with our ability to act as an ECN and thereby have a material adverse effect on our business, financial condition and operating results.

INTERNATIONAL REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

     The financial services industry, including the securities brokerage business, is heavily regulated in many jurisdictions outside the United States. We are required to comply with the regulatory regime of each country in which we conduct business, as well as the regulations of each exchange of which we are a member. The varying requirements of these jurisdictions may adversely affect our business or limit our ability to expand our international operations. We may not be able to obtain the necessary regulatory approvals for planned expansion; if approvals are obtained, they may impose restrictions on our business; or we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a materially adverse effect on our operations in that market and on our reputation generally. Changes in regulations or changes in the interpretation or enforcement of existing regulation outside the United States may adversely affect or limit our business or operations and adversely affect our financial condition and operating results.

WE FACE SUBSTANTIAL COMPETITION THAT COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

     The financial services industry generally, and the securities brokerage business in which we engage in particular, is very competitive, and we expect competition to intensify in the future. Many of the financial service providers with which we compete are well-capitalized and substantially larger than we are and have substantially greater financial, technical, marketing and other resources. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. banks and other financial institutions that may also have long-standing, well-established and, in some cases, dominant positions in their trading markets. If we are not able to compete successfully in the future, our business, financial condition and operating results could be adversely affected.

     We compete with Nasdaq as a trading venue for Nasdaq-quoted stocks. The NASD regulates the activities of our U.S. broker-dealer subsidiaries, has a significant ownership interest in Nasdaq and owns the NASDR, which regulates and polices the Nasdaq market. The NASD, either directly or through these subsidiaries, is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to Nasdaq's competitive benefit as a securities marketplace and our competitive disadvantage.

     A number of our competitors have applied for status as a national securities exchange, and one has been approved to serve as a facility of an exchange. Competitors that receive status as national securities exchanges, or that enter into arrangements to operate as facilities of national securities exchanges, will gain direct access to the National Market System and the Intermarket Trading System, which will enable them to publicly display orders in NYSE-listed stocks and make those orders available for execution. In addition, these exchanges will become self-regulatory organizations, no longer subject to NASD regulations. Nasdaq has also applied for status as a for-profit exchange. By operating as an exchange with SuperMontage as its trading platform, Nasdaq is continuing to evolve as a direct competitor of ATSs, including Instinet, which could negatively impact our business, financial condition and operating results. Nasdaq is currently considering the fee structure it would introduce as an independent, for-profit exchange. We are unable to predict what fee changes Nasdaq might propose or eventually implement, but Nasdaq's fee structure may have a significant impact on our equity securities business.

     We have experienced intense price competition in our equity securities business in recent years, particularly from other ECNs. In addition, some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. As a result of this price competition, we have experienced a decline in both market share and revenue and have aggressively reduced pricing for our U.S. broker-dealer customers. We anticipate that these pricing changes will cause the transaction fee revenue we receive from this customer group to decline significantly, even if their volumes increase, which may result in a net operating loss in the first quarter of 2002. As a result of these pricing changes, we have taken, and will continue to take, actions to reduce costs, which may include reducing our staff levels and restructuring some of our non-core businesses, among other alternatives. We expect intense competition to continue, and if it does so or intensifies, we could lose further market share and revenue.

OUR INABILITY TO MANAGE THE RISKS OF INTERNATIONAL OPERATIONS EFFECTIVELY COULD ADVERSELY AFFECT OUR BUSINESS

     We have operations in Europe and Asia, and there are a number of risks inherent in doing business in international markets, including the following:

     - less developed technological infrastructures and generally higher costs, which could result in lower customer acceptance of our services or customers having difficulty accessing our electronic marketplace;

     - less automation in clearing and settlement systems, resulting in higher expenses and increased operational difficulties (including an increased risk of transactional errors and failure to complete customers' transactions);

     - difficulties in recruiting and retaining personnel, and managing international operations;

     - reduced protection for intellectual property rights;

     - seasonal reductions in business activity during the summer months; and

     - potentially adverse tax consequences.

     Our inability to manage these risks effectively could adversely affect our business, financial condition and operating results.

     Our international operations also expose us to the risk of fluctuations in currency exchange rates. If our risk management strategies relating to exchange rates prove ineffective, we could suffer losses that would adversely affect our financial condition and operating results.

REGULATORY NET CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO CONTINUE TO CONDUCT OR EXPAND OUR BUSINESS OPERATIONS OR TO PAY DIVIDENDS

     Our broker-dealer subsidiaries are subject to stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers, including the SEC's net capital rule. The failure by one of these subsidiaries to maintain its required net capital may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD or other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, changes in net capital regulation or a significant operating loss or any unusually large charge against the net capital of one of our broker-dealer subsidiaries could limit its operations, particularly those, such as correspondent clearing, that are capital intensive. A large charge to the net capital of one of these subsidiaries could result from an error or other operational failure or a failure of a customer to complete one or more transactions, including as a result of that customer's insolvency or other credit difficulties. Our inability to maintain our present levels of business or to expand as a result of the net capital rules could have a material adverse effect on our business, financial condition and operating results. The net capital rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock.

                         RISKS RELATED TO OUR BUSINESS

INSUFFICIENT SYSTEMS CAPACITY OR SYSTEMS FAILURES COULD HARM OUR BUSINESS

     We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our status as an SEC-recognized ECN requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. In addition, the status of our subsidiaries as SEC-registered broker-dealers and NASD members is conditioned in part on their ability to process and settle trades. If any of our systems do not operate properly or are disabled, that ability could be compromised and we could suffer financial loss, liability to clients, regulatory intervention or reputational damage.

     To accommodate estimated potential increases in trading volume, including as a result of the growth in our business and regulatory changes such as decimalization, we have made and will continue to make significant investments in additional hardware and software. We cannot assure you that our estimates of future trading volumes will be accurate or that our systems will always be able to accommodate actual trading volumes without failure or degradation of performance. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us altogether. In connection with its annual examination of the capacity of market participants, the SEC's Division of Market Regulation has from time to time raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity. See "Business -- Regulation -- Our U.S. Activities -- The Order Handling Rules." The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

     In the past, we have experienced periods of extremely high trading volume in the equity securities markets. On a few occasions during these periods, the volume of trading activity has caused a slowing of our trade allocation and related systems. Sustained periods of high trading volumes in the past have enabled us to identify specific areas of vulnerability in our transaction processing systems. These or similar events could interfere with our customers' ability to settle trades through us or prevent us from satisfying our responsibilities to clearing and settlement organizations and could result in financial exposure or regulatory action. We have been addressing each of these areas and upgrading our systems as necessary, but we cannot assure you that a similar slowing of our trade allocation systems will not occur again in the future.

     As a result of the September 11 terrorist attacks, we lost one of our three core data centers, which had been located in the World Trade Center. The remaining two core data centers support our trading and execution systems, clearing and settlement operations and customer interfaces. If one of these remaining data centers were to be damaged, disabled or otherwise fail or experience difficulties, it may be more difficult for us to continue operating without disruption to our services.

     Our electronic systems could be adversely affected by general power or telecommunications failures, computer viruses or natural or other disasters (including terrorist attacks). They are also vulnerable to damage or failure due to human error and sabotage (both external and internal). The loss of support services from third parties could also have a material adverse effect on our electronic systems.

SHIFTS IN OUR BUSINESS MIX MAY DECREASE OUR PROFITABILITY AND NET INCOME

     Changes in the mix of customers we serve (large institutional investors, portfolio managers, hedge funds and broker-dealers) and in the use of our trading system by our customers can materially affect our profitability and net income. A substantial portion of our trading volume is derived from our broker-dealer customers. In the second half of 2001, we experienced a significant decline in volumes from these customers, resulting in lower market share, particularly for Nasdaq-quoted shares. A shift in our customer mix toward fewer broker-dealers or a further decline in the use of our trading system by broker-dealers could reduce the depth and breadth of our liquidity pool, which could reduce its attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

IF WE FAIL TO INTRODUCE NEW SERVICES AND SERVICE ENHANCEMENTS AND ADAPT OUR TECHNOLOGY IN A TIMELY MANNER, WE MAY BE UNABLE TO COMPETE EFFECTIVELY

     Our business environment is characterized by rapid technological change, changing and increasingly sophisticated customer demands and evolving industry standards. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we will be less competitive, which could have a material adverse effect on our business, financial condition and operating results. In addition, new services that we may develop and introduce may not achieve market acceptance.

DECREASES IN OUR AVERAGE TRANSACTION SIZE HAVE REDUCED, AND MAY CONTINUE TO REDUCE, OUR PROFITABILITY ON A PER TRANSACTION BASIS

     In recent years, although the number of customer transactions in U.S. equity securities that have been executed through our systems has increased, the average size of those transactions has declined, decreasing from 1,575 shares per transaction in 1996 to 782 shares per transaction in 2001. This decline has caused our average revenue per transaction to decrease. As a result, our profitability and margins on a per transaction basis have decreased. We expect average revenue per transaction to continue to decline in the future.

OUR INABILITY TO ADJUST OUR COST STRUCTURE IF REVENUES DECLINE SUDDENLY COULD ADVERSELY AFFECT OUR RESULTS

     Our expense structure is based on historical expense levels and historical and expected levels of demand for our services. If demand for our services and our resulting revenues should decline suddenly (as occurred in the second half of 2001), we may be unable to adjust our fixed cost base on a timely basis, which could have a material adverse effect on our operating results and financial condition.

COSTS RELATED TO OUR NEW BUSINESS DEVELOPMENT EFFORTS AND INVESTMENTS IN TECHNOLOGY MAY CONTINUE TO ADVERSELY AFFECT OUR PROFITABILITY AND NET INCOME

     Our net income declined in 1999 from 1998 and has remained below the 1998 level. These results are due in part to the significant costs associated with our efforts to strengthen, expand and diversify our business and enhance our technology since 1998. Our new business activities, the expansion of our services and technological innovations may require significant expenditures over long periods of time before they generate substantial revenues or net income. Unless and until these activities generate revenues proportionate to these expenditures, our operating margins and profitability will be adversely affected.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL

     Our future success depends, in significant part, upon the continued service of our executive officers, particularly Douglas M. Atkin, our President and Chief Executive Officer, as well as various key sales, trading and technical personnel. The loss of these key people could have a material adverse effect on our business, financial condition and operating results.

     Our future success also will depend in significant part on our ability to recruit and retain highly skilled and often specialized individuals as employees, particularly in light of the rapid pace of technological advances. The level of competition in our industry for people with these skills is intense, and from time to time we have experienced losses of key employees. Significant losses of key personnel, particularly to other firms with which we compete, could have a material adverse effect on our business, financial condition and operating results.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH EFFECTIVELY

     We have experienced significant growth in our business activities over the last five years including:

     - our expansion in international markets;

     - the launch of our fixed income business; and

     - other new business initiatives, such as our correspondent clearing operations.

This growth has placed, and is expected to continue to place, a significant strain on our management and resources.

     Our growth has required increased investment by us in facilities, personnel, and financial and management systems and controls. It also has required expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we have needed to integrate, train and manage a growing employee base. Our expansion in recent years has increased our need for internal audit and monitoring processes that are more robust and broader in scope than those we have historically required. We may not be successful in implementing all of the processes that are necessary. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES, INCLUDING CUSTOMERS, TRADING COUNTERPARTIES, CLEARING AGENTS AND EXCHANGES, COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     We are exposed to credit risk from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we believe we have no obligation to do so, we generally settle trades with a counterparty even if our customer fails to meet its obligations to us.

     We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. Adverse movements in the prices of securities that are the subject of these open transactions can increase our credit risk. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more large or visible market participants could also result in market-wide credit difficulties or other market disruptions whereby a large number of market participants may not settle transactions or otherwise perform their obligations. Credit losses could adversely affect our financial condition and operating results.

WE MAY HAVE DIFFICULTY MANAGING OUR ACQUISITIONS SUCCESSFULLY

     To achieve our strategic objectives, we have acquired or invested in, and in the future may seek to acquire or invest in, other companies or businesses. Acquisitions entail numerous risks, including the following:

     - difficulties in the assimilation of acquired operations and products;

     - diversion of management's attention from other business concerns;

     - assumption of unknown material liabilities;

     - a failure to integrate successfully any operations, personnel, services or products that we acquire;

     - failure to achieve financial or operating objectives;

     - impairment of certain acquired intangible assets, which would reduce future reported earnings; and

     - potential loss of customers or key employees of acquired companies.

Failure to manage our acquisitions to avoid these risks could have a material adverse effect on our business, financial condition and operating results.

WE MAY HAVE DIFFICULTY MANAGING OUR JOINT VENTURES AND ALLIANCES SUCCESSFULLY

     We seek to expand or enhance some of our operations from time to time by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances entails risks, including

     - difficulties in developing and expanding the business of newly formed joint ventures;

     - exercising influence over the activities of joint ventures in which we do not have a controlling interest; and

     - potential conflicts with our joint venture or alliance partners.

Unsuccessful joint ventures or alliances could have a material adverse effect on our business, financial condition and operating results.

OUR COMPLIANCE SYSTEMS MIGHT NOT BE FULLY EFFECTIVE

     Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. We cannot assure you that these systems and procedures are fully effective. We also cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not reduce the effectiveness of these systems and procedures. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be substantial. Any of these could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

OUR RISK MANAGEMENT METHODS MIGHT NOT BE FULLY EFFECTIVE

     Our policies and procedures to identify, monitor and manage our risks may not be fully effective and may vary among our various businesses and subsidiaries worldwide. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. The new business initiatives that we have recently launched or acquired, such as our fixed income and correspondent clearing operations and the activities of our ProTrader subsidiary, may require different oversight procedures than those we have employed in the past. We cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not reduce the effectiveness of our risk management policies and procedures. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING IF WE NEED IT

     Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs from internally generated funds and from lines of credit made available to us by commercial banking institutions. Prior to our initial public offering, Reuters had issued non-binding, short-term letters to certain of these institutions confirming its ownership of us and indicating that if we were to default under the relevant facility, Reuters would consider, without any obligation, requests by these institutions for compensation. Reuters has withdrawn these letters and advised us that it will not issue any additional letters in the future, and we will thus not have the benefits of these letters.

     Based on management's experience and current industry trends, we anticipate that our available cash resources (including the remaining proceeds from our recent initial public offering) will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if for any reason we need to raise additional funds, we may not be able to obtain additional financing when needed on terms favorable to us. In addition, so long as Reuters owns a majority of our common stock, we will need Reuters consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400 million, excluding any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with our clearing of securities trades or our obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR KEY SERVICES

     We rely on a number of third parties to supply elements of our trading, clearing and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical services in the event of an interruption in or the cessation of service by an existing service provider, our business, financial condition and operating results could be materially adversely affected.

     In particular, we depend largely on the services of Radianz for the telecommunications network that connects us with our customers. Radianz, a joint venture between Reuters and Equant Finance B.V. that is 51% owned by Reuters, provides these services to us pursuant to an agreement it has entered into with Reuters. We are not a party to this agreement. Therefore, although we have rights under this agreement, we must rely on Reuters to enforce this agreement in the event of any breach by Radianz, but Reuters has no legal obligation to do so. Disruptions in Radianz' network services to us, including as a result of the termination of the agreement between Reuters and Radianz, or its inability to continue to support our business, would have a material adverse effect on our business, financial condition and operating results.

OUR CLEARING OPERATIONS COULD EXPOSE US TO POTENTIAL LIABILITY

     Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to civil penalties imposed by applicable regulatory authorities, as well as losses and liability in related lawsuits brought by customers and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

     Securities industry regulators in the United States are currently reviewing the extent to which clearing firms will be held accountable for the improper activities of broker-dealers for which they provide clearing services. In our correspondent clearing activities, our procedures may not be sufficient to protect us from liability for the acts of broker-dealers or other wholesale customers that use our correspondent clearing services under current laws and regulations. Securities industry regulators may also enact more restrictive laws or regulations or change their interpretations of current laws and regulations.

EMPLOYEE MISCONDUCT OR ERRORS COULD HARM US AND ARE DIFFICULT TO DETECT AND
DETER

     Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information.

     Employee errors in recording or executing transactions for customers can cause us to enter into transactions that customers may disavow and refuse to settle. These transactions expose us to risk of loss, which can be material, until we detect the errors in question and unwind or reverse the transactions. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before we unwind or reverse them can increase this risk.

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We have experienced, and may continue to experience significant seasonality in our business. This seasonal trend may continue for the foreseeable future and similar trends may affect our business, financial condition and operating results in the future. As a result of this and the other factors and risks discussed in this section and under "Management's Discussion and Analysis of Financial Condition and Results of Operations," period-to-period comparisons of revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results for any future period.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

     We rely primarily on trade secret, copyright, trademark and patent law to protect our proprietary technology. However, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

     In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could negatively affect our business.

USE OF THE INTERNET TO ACCESS OUR SERVICES COULD EXPOSE US TO RISKS OF FAILURE OF INTERNET PERFORMANCE AND ADVERSE CUSTOMER REACTION

     Our business has traditionally been conducted with our customers through the use of proprietary networks for the execution of trades and the communication of information. To achieve better economies of distribution or to improve the delivery of our services to our customers, we may seek to move a portion of our business from our proprietary networks to non-proprietary networks and the Internet. This may subject us to additional costs. In addition, existing and prospective customers may react unfavorably to these changes due to their concerns regarding the security, reliability, cost, ease of use, accessibility and quality of service of the Internet or other systems.

THE SERVICES WE PROVIDE TO PROFESSIONAL NON-INSTITUTIONAL TRADERS MAY INCREASE OUR EXPOSURE TO PRIVATE SECURITIES LITIGATION

     Many aspects of the securities brokerage business, including on-line trading services, involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. The services we provide to professional non-institutional traders through our ProTrader subsidiary may subject us to a greater risk of customer complaints, litigation and potential liability, including with respect to suitability and delays or errors in execution or settlement. Any litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. See "Business -- Legal and Administrative Proceedings."

                RISKS RELATING TO OUR RELATIONSHIP WITH REUTERS

REUTERS HAS SIGNIFICANT CONTROL OVER US AND MAY NOT ALWAYS EXERCISE ITS CONTROL IN A WAY THAT BENEFITS OUR PUBLIC STOCKHOLDERS

     Reuters beneficially owns approximately 83.3% of our common stock. For as long as it continues to beneficially own more than 50% of our common stock, Reuters will control all matters that require a stockholder vote. These matters include the election of directors and the removal of directors without cause, as well as mergers, acquisitions and other business combinations. In addition, Reuters exercises a significant amount of influence over corporate matters, such as payment of dividends and stock issuances, and over our management, business activities and operations. Currently, four of our directors are also officers, former officers or directors of Reuters. In addition, if we are deemed to supply news services at a time when Reuters beneficially owns more than 50% of our common stock, we will be required to adhere to certain principles relating to integrity, independence, reliability and freedom from bias which apply to Reuters generally. If applicable, these principles may influence how we conduct our business. In addition, to the extent that these principles apply, they may affect Reuters ability to enter into a transaction that would effect a change of control of our company. See the information incorporated in this annual report by reference from the "Certain Business Relationships" section of the Proxy Statement.

     Our certificate of incorporation and our corporate agreement with Reuters also include provisions that provide Reuters with rights, including when it beneficially owns less than a majority of our voting stock, that may be less favorable to you and us than the corporate law governing these matters would be in the absence of these provisions. These provisions include the right, when Reuters beneficially owns between 35% and 50% of our voting stock, to block some issuances of equity securities and some dispositions and acquisitions of assets or businesses exceeding specified thresholds.

     In addition, we have agreed with Reuters not to take any action that would violate a stock exchange rule or similar requirement applicable to Reuters, or that would result in adverse tax consequences for Reuters as a result of its relationship with us. Reuters' substantial ownership position could also limit our ability to enter into a transaction that involves a change of control, which might adversely affect the market price of our common stock.

REUTERS MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS AND US AND MAY CAUSE US TO FOREGO OPPORTUNITIES

     Various conflicts of interest between Reuters and us may arise in the future in a number of areas relating to our business and relationships, including the following:

     - potential competitive business activities;

     - potential acquisitions of businesses or properties;

     - incurrence of indebtedness;

     - tax matters;

     - financial commitments;

     - marketing functions;

     - indemnity arrangements;

     - service arrangements; and

     - the exercise by Reuters of control over our management and affairs.

     Individuals who are officers or directors of us and either Reuters or one of its other subsidiaries may have fiduciary duties to both companies. Our certificate of incorporation includes provisions confirming Reuters right to engage in activities that compete with us and relating to the allocation of business opportunities between Reuters and us. The resulting situation may be more advantageous to Reuters than the corporate law governing those opportunities would be in the absence of those provisions.

     Reuters is not prohibited from engaging in our lines of business, including brokerage, fixed income and research, and may directly or indirectly compete with us in the future. Bridge Trading, a Reuters subsidiary, is a broker-dealer that competes with us, primarily in the area of NYSE-listed stocks and in the soft dollar business. In addition, we have granted a license to Reuters to use some software and technology related to our fixed income securities platform, which would permit Reuters to compete with us in some fixed income products.

OUR AGREEMENTS WITH REUTERS ARE NOT THE RESULT OF ARMS-LENGTH NEGOTIATIONS BETWEEN INDEPENDENT PARTIES

     We have entered into a number of commercial agreements with Reuters. Some of these agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties. Accordingly, we cannot assure you that the terms of those agreements, including pricing and other material terms, are as advantageous to us as the terms we could have negotiated with unaffiliated third parties. See the information incorporated in this annual report by reference from the "Certain Business Relationships" section of the Proxy Statement.

               RISKS ASSOCIATED WITH PURCHASING OUR COMMON STOCK

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BY-LAWS AND DELAWARE CORPORATE LAW COULD MAKE A TAKE-OVER MORE DIFFICULT, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR DEPRIVE YOU OF A PREMIUM OVER OUR MARKET PRICE

     Our certificate of incorporation and by-laws and the laws of Delaware (the state in which we are organized) contain provisions that might make it more difficult for someone to acquire control of us in a transaction not approved by our board of directors. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, the board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, the issuance of preferred stock may have the effect of delaying, deferring, or preventing a change of control of our company, because the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of our stockholders.

     The existence of these provisions could adversely affect the market price of our common stock. Although these provisions do not have a substantial practical significance to investors while Reuters controls us, these provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices should Reuters voting power decrease to less than 50%. See the information incorporated in this annual report by reference from the "Certain Business Relationships" section of the Proxy Statement.

FUTURE SALES OF OUR SHARES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     As of December 31, 2001, there were 248,351,000 shares of our common stock outstanding. Of this amount, 206,900,000 shares are owned beneficially by our parent, Reuters. Reuters will be able to sell its shares in the public markets from time to time, subject to certain limitations on the timing, amount, and method of such sales imposed by SEC regulations. If Reuters were to sell a large number of its shares, the market price of our stock could decline significantly. In addition, the perception in the public markets that sales by Reuters might occur could also adversely affect the market price of our common stock.

     In May 2001, we filed a registration statement on Form S-8 under the Securities Act with respect to up to 33,715,500 shares of our common stock that are reserved for issuance pursuant to our stock option plan. As a result, shares received by employees upon exercise of their options will be eligible for resale by the holders in the public markets, subject to certain lock-up agreements and Rule 144 limitations applicable to affiliates. We may file a registration statement permitting resale of these shares by affiliates.

     In the future, we may issue our securities in connection with acquisitions or investments. The amount of our common stock issued in connection with an acquisition or investment could constitute a material portion of our then outstanding common stock not held by Reuters.

ITEM 2.  PROPERTIES

     We lease all of our office space, most of which is located in New York City, including that of our principal offices located at 3 Times Square, New York, New York. We sublease the space for our principal offices from an affiliate of Reuters. For further information about this lease, see "Certain Relationships and Related Transactions." As of December 18, 2001, we also lease office space at Harborside Plaza 10, Jersey City, New Jersey, to which we intend to relocate our clearing, disaster recovery and certain support functions beginning in the fourth quarter of 2002 as a result of the office space lost by us at One World Trade Center on September 11, 2001. In addition we have lease agreements for office space outside the United States in Frankfurt, Hong Kong, London, Paris, Tokyo and Zurich. For further information about our leased properties, see "Notes to Consolidated Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we and our subsidiaries are involved in various legal proceedings arising in the ordinary course of business. We are also subject to periodic regulatory audits and inspections. Neither we nor our subsidiaries are currently a party to any litigation or regulatory examination or inspection that we believe could have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on May 18, 2001 under the symbol "INET." Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the Nasdaq National Market and the dividend declared per share of our common stock:

                                                                        DIVIDEND DECLARED
PERIOD                                                 HIGH     LOW         PER SHARE
------                                                ------   ------   -----------------
Second quarter 2001 (from May 18, 2001 to June 30,
  2001).............................................  $20.86   $16.30          $0
Third quarter 2001..................................  $17.92   $ 9.44           0
Fourth quarter 2001.................................  $11.36   $ 7.56           0

     On March 20, 2002, the last reported sales price for our common stock on the Nasdaq National Market was $6.68. As of March 20, 2002, there were approximately 11,000 holders of record of our common stock.

DIVIDENDS

     Prior to our reorganization in 2000, most of our international operations and some of our other activities were conducted by other companies within the Reuters Group. In order to fund these operations, we paid dividends to Reuters, which then made capital contributions to those companies. During 1998 and 1999, we paid dividends to Reuters of $52.0 million and $100.0 million, respectively, and Reuters subsequently made capital contributions to those companies of $51.5 million and $44.3 million, respectively. As a result of our reorganization in 2000, all of our international operations are now conducted by our own subsidiaries and the capital contributions made by Reuters in 1998 and 1999 have been recorded as capital contributions to us in those years. Because we are now able to fund our international operations directly, we did not pay any dividends to, or receive any capital contributions from, Reuters in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Our Reorganization."

     We intend to retain our future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. So long as Reuters continues to beneficially own more than 50% of our outstanding common stock, it will be able to exercise control over our payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to securities issued or sold by the Registrant since June 27, 2000, the date of the Registrant's inception. During that time, the Registrant has issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to offers of securities by an issuer not involving any public offering or in reliance upon the exemption from registration under Regulation S under the Securities Act, relating to offers of securities outside the United States to persons who are not citizens or residents of the United States. The offers and sales of securities described below were made without an underwriter and the certificates representing the securities bear a restrictive legend permitting the transfer of the securities only upon their registration under, or pursuant to an exemption from the registration requirements of, the Securities Act.

          (1) On July 25, 2000, Instinet Group LLC and Instinet Corporation executed a Contribution Agreement pursuant to which Instinet Corporation contributed 100 shares of common stock of Instinet Global Holdings, Inc. to Instinet Group LLC in exchange for 32,486 limited liability company interests of Instinet Group LLC.

          (2) On July 31, 2000, Instinet Group LLC and Reuters Holdings Switzerland SA executed a Subscription Agreement pursuant to which Reuters Holdings Switzerland SA contributed $167,300,000 to Instinet Group LLC in exchange for 10,064,564 limited liability company interests in Instinet Group LLC.

          (3) On July 31, 2000, Instinet Group LLC and Instinet Corporation executed an Asset Contribution Agreement pursuant to which Instinet Corporation contributed substantially all of its assets and liabilities to Instinet Group LLC in exchange for 169,236,283 limited liability company interests in Instinet Group LLC.

          (4) On September 29, 2000, Instinet Group LLC and Reuters C Corp. (formerly known as Instinet Corporation) executed a Contribution Agreement pursuant to which Reuters C Corp. contributed to Instinet Group LLC (a) all of its rights and interest in 100 shares of common stock of Instinet Fixed Income Inc. and all of its liabilities related to Instinet Fixed Income Inc. in exchange for 1,348,371 limited liability company interests in Instinet Group LLC and (b) all of its rights and interest in three Class A shares of Hambrecht Instinet Ltd. in exchange for a payment of $3.00.

          (5) On September 29, 2000, Instinet Group LLC and Reuters Holdings Switzerland SA executed a Contribution Agreement pursuant to which Reuters Holdings Switzerland SA contributed 12,000 shares of common stock of Instinet Investments (Bermuda) Ltd. to Instinet Group LLC in exchange for 1,679,335 limited liability company interests in Instinet Group LLC.

          (6) On September 29, 2000, Instinet Group LLC and Reuters Holdings Switzerland SA executed a Contribution Agreement pursuant to which Reuters Holdings Switzerland SA contributed 100,057,300 shares of common stock of Instinet Holdings Limited to Instinet Group LLC in exchange for 28,315,789 limited liability company interests in of Instinet Group LLC.

          (7) On October 1, 2001, we acquired ProTrader pursuant to an Interest Purchase Agreement dated as of July 23, 2001, as amended as of October 1, 2001 (the "Purchase Agreement"), between us and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young (together, the "ProTrader Sellers"). Pursuant to the Purchase Agreement, we paid the ProTrader Sellers a purchase price of $100 million in cash and an aggregate of 5,017,058 shares of our common stock, valued at $50 million. We sold 4,629,427 shares to the ProTrader Sellers on October 1, 2001 in a private placement pursuant to Regulation D of the Securities Act. We sold the remaining 387,631 shares to one of the ProTrader Sellers on January 3, 2002 in a private placement pursuant to Regulation D of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT VOLUME, SHARE AND PER SHARE DATA AND GROWTH
         RATES)

     The following selected consolidated financial data should be read together with our financial statements and the related notes included elsewhere in this annual report and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information as of and for the years ended December 31, 2001, 2000 and 1999 set forth below was derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The information as of and for the years ended December 31, 1998 and 1997 set forth below was derived from our audited consolidated financial statements that are not included in this annual report.

     The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operation would have been had we operated as a separate, stand-alone entity during 2000, 1999, 1998 and 1997.

                                                      YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                  2001           2000           1999           1998           1997
                              ------------   ------------   ------------   ------------   ------------
STATEMENT OF INCOME DATA:
Revenues:
  Transaction fees..........  $  1,427,687   $  1,385,509   $    936,958   $    821,757   $    693,749
  Interest..................        51,085         40,471         23,916         21,587         17,357
  Investments...............        17,687          9,059          8,570         (1,175)         3,542
                              ------------   ------------   ------------   ------------   ------------
         Total revenues.....     1,496,459      1,435,039        969,444        842,169        714,648
Expenses:(1)
  Compensation and
    benefits................       433,363        412,391        257,491        205,970        169,849
  Communications and
    equipment...............       163,594        153,735         92,322         73,065         59,096
  Soft dollar and commission
    recapture...............       220,050        180,035         89,469         80,339         63,317
  Brokerage, clearing and
    exchange fees...........       146,699        137,446         78,966         67,766         48,855
  Depreciation and
    amortization............        84,088         77,721         71,206         64,502         50,014
  Professional fees.........        41,623         95,256         62,737         24,182         14,305
  Occupancy.................        52,771         38,250         27,096         22,935         24,560
  Marketing and business
    development.............        22,493         32,679         23,447          9,767          9,262
  Other.....................        55,846         42,916         32,337         20,337         20,997
  Restructuring.............        24,378             --             --             --             --
  Loss of fixed assets at
    World Trade Center......        20,346             --             --             --             --
  Insurance recovery of
    fixed assets lost.......       (21,000)            --             --             --             --
                              ------------   ------------   ------------   ------------   ------------
         Total expenses.....     1,244,251      1,170,429        735,071        568,863        460,255
                              ------------   ------------   ------------   ------------   ------------
Income before income
  taxes.....................       252,208        264,610        234,373        273,306        254,393
Provision for income
  taxes.....................       107,441        116,428         98,255        113,409        113,154
                              ------------   ------------   ------------   ------------   ------------
         Net income.........  $    144,767   $    148,182   $    136,118   $    159,897   $    141,239
                              ============   ============   ============   ============   ============
Basic and diluted earnings
  per share.................  $       0.63   $       0.72(2) $       0.66(2) $       0.77(2) $       0.68(2)
Weighted average shares used
  to compute earnings per
  share:
  Outstanding -- basic......   230,561,134    206,900,000(2)  206,900,000(2)  206,900,000(2)  206,900,000(2)
  Outstanding -- diluted....   230,564,476    206,900,000(2)  206,900,000(2)  206,900,000(2)  206,900,000(2)

---------------

(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. These costs totaled $49.3 million in 2001, $118.8 million in 2000, $51.1 million in 1999, and $13.4 million in 1998. Although we will continue to incur costs for our fixed income business, we expect that they will decline as a percentage of revenues in the future. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Overview."

(2) Calculated based on the number of common shares that would have been held by Reuters after giving effect to a return of capital payment of $150 million to Reuters and our conversion from a limited liability company to a corporation, which is pushed back for EPS calculation purposes.

                                                      2000/2001   1999/2000   1998/1999   1997/1998
                                                      ---------   ---------   ---------   ---------
Year-to-year growth rates:
  Total revenue.....................................     4.3%       48.0%        15.1%      17.8%
  Total expenses(1).................................     6.3        59.2         29.2       23.6
  Net income........................................    (2.3)        8.9        (14.9)      13.2

---------------

(1) Includes costs incurred by us in developing our fixed income securities business and a retail brokerage capability, which totaled totaled $49.3 million in 2001, $118.8 million in 2000, $51.1 million in 1999, and $13.4 million in 1998. Although we will continue to incur costs for our fixed income business, we expect that they will decline as a percentage of revenues in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                                            DECEMBER 31,
                                    ------------------------------------------------------------
                                       2001         2000         1999         1998        1997
                                    ----------   ----------   ----------   ----------   --------
STATEMENT OF FINANCIAL CONDITION
  DATA:
Cash and cash equivalents.........  $  703,678   $  415,199   $  349,522   $  339,281   $245,060
Securities owned, at market
  value...........................     236,007      185,121      214,625      190,393    144,862
Receivable from broker-dealers....     421,196      660,319      434,995      139,838     74,876
Receivable from customers.........      68,280      149,080      110,006       37,555     37,969
Total assets......................   2,994,841    2,440,424    1,747,470    1,155,576    840,131
Stockholders' equity..............   1,462,509      927,336      778,842      703,022    540,637

                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                    2001      2000     1999     1998     1997
                                                   -------   ------   ------   ------   ------
OTHER DATA:
Our Nasdaq share volume (millions)...............   65,893   57,390   35,211   28,653   25,690
Our U.S. exchange-listed share volume
  (millions).....................................   11,016    9,321    5,935    5,078    3,194
                                                   -------   ------   ------   ------   ------
Our total U.S. share volume (millions)...........   76,909   66,711   41,146   33,731   28,884
Our U.S. equity transaction volume (thousands)...   98,346   82,437   44,902   26,800   20,450
Our international equity transaction volume
  (thousands)....................................    7,685    5,181    2,827    1,334      567
                                                   -------   ------   ------   ------   ------
Our total equity transaction volume
  (thousands)....................................  106,031   87,618   47,729   28,133   21,017
Our average equity transactions per day
  (thousands)....................................      428      348      189      112       83

                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                      2000/2001   1999/2000   1998/1999   1997/1998
                                                      ---------   ---------   ---------   ---------
YEAR-TO-YEAR GROWTH RATES:
Our Nasdaq share volume.............................    14.8%       63.0%        22.9%       11.5%
Our U.S. exchange-listed share volume...............    18.2        57.1         16.9        59.0
Our total U.S. share volume.........................    15.3        62.1         22.0        16.8
Our U.S. equity transaction volume..................    19.3        83.6         67.5        31.1
Our international equity transaction volume.........    48.3        83.3        111.9       135.3
Our total equity transaction volume.................    21.0        83.6         69.7        33.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in "Certain Factors that May Affect Our Business" and elsewhere in this annual report. You should read the following discussion with "Selected Financial Data" and our financial statements and related notes included elsewhere in this annual report.

OVERVIEW

     Over the past five years, our revenues have grown at a compound annual rate of 21%, from $584.3 million in 1996 to $1.5 billion in 2001. For the year-to-year growth rates, see "Selected Financial Data."

     This growth in revenues has been primarily driven by increases in share volumes in the equity securities markets and by our expanded international business, although in 2001, there has been significant volatility in the U.S. markets and the rate of growth of the volume of trading in the U.S. markets has slowed. For example, the total number of shares of U.S. exchange-listed and Nasdaq-quoted stocks traded has increased at a compound annual rate of 26% from
263.8 billion in 1996 to 832.6 billion in 2001. Our trading volume in U.S. exchange-listed and Nasdaq-quoted stocks increased at a compound annual rate of 26% over the same period. For the year-to-year growth rates, see "Selected Financial Data." Our share of the total trading volume in U.S. exchange-listed and Nasdaq-quoted stocks, while fluctuating over the period, increased slightly from 9.1% in 1996 to 9.2% in 2001. Our transaction fees earned from our customers trading equity securities have represented, and continue to represent, a substantial part of our revenues and accounted for 94.5% of our revenues in 2001.

     International equity markets have also grown substantially, and in 1988, we began expanding our presence in these markets. Our international equity transaction volume has increased at a compound annual rate of 95%, from 272,000 transactions in 1996 to 7.7 million transactions in 2001. For the year-to-year growth rates, see "Selected Financial Data." Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, has grown over the past five years from 8.4% of our total net transaction fee revenue from our customers trading equity securities in 1996 to 17.3% in 2000. However, this amount decreased to 16.7% in 2001, primarily due to price declines in non-U.S. securities markets despite our increased volumes in those markets. Our revenues from international transactions are determined on the basis of the value of transactions (rather than the number of shares traded).

     We experienced a decline in our Nasdaq market share from 15.2% in the first half of 2001 to 13.5% in the third quarter and 11.7% in the fourth quarter, primarily attributable to lower volumes from our broker-dealer customers. We had strong volume growth from this group during the first half of 2001. Since then, the profitability of those broker-dealers has come under significant pressure due to lower overall trading volumes and reduced investment banking activities as a result of the weak and uncertain economic conditions in the second half of 2001, as well as the impact of decimalization. These factors, together with the introduction of Nasdaq's SuperSoes system during the third quarter of 2001, contributed to this decline in our market share in Nasdaq-quoted trading. Our volumes in Nasdaq-quoted stocks from other customer groups have varied in proportion with overall market volumes. In order to address these issues, in September 2001, we reduced our pricing, implementing a new pricing schedule for our U.S. broker-dealer customers and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees. These changes resulted in an 11% decline in our average pricing. We also established a pilot program to test pricing incentives for liquidity providers during the second half of 2001.

     In March 2002, we implemented a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. These initiatives were in response to intense price competition that we have experienced in the fourth quarter of 2001 and into 2002, particularly for Nasdaq-quoted trading. Our market share in 2002, however, has remained relatively stable, comparable to our fourth quarter 2001 level. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand our Nasdaq liquidity pool.

As a result of these various pricing changes, we expect transaction fee revenue we receive from this customer group to decline significantly, even if their volumes increase, which may result in a net operating loss in the first quarter of 2002.

     Our net income increased from $119.4 million in 1996 to $144.8 million in 2001.

     In May 2001, we completed an initial public offering of 36.8 million shares at an offering price of $14.50 per share. We received net proceeds of approximately $487 million in the offering after deducting our offering expenses.

  COST REDUCTION INITIATIVES

     In order to address the decline in our margins, in July 2001, we announced a review of spending initiatives with the aim of reducing our underlying operating cost structure by approximately $70 million annually compared to our total expenses in the first half of 2001. This program was completed in 2001 at a pre-tax cost of $24.4 million. Employee headcount levels were reduced by 226. The departments primarily affected were various operational areas in technology support functions, sales and trading, administrative functions and clearing operations in our U.S. and international offices. We closed our office in Sydney, Australia, consolidated our European trading and clearing operations, significantly reducing the size of our Zurich office, and in the U.S., closed the Greenwich, Detroit and Seattle trading offices of our ProTrader subsidiary. We have also aggressively managed discretionary spending in areas such as marketing costs, professional fees to advisors and travel costs.

     In addition, given the anticipated impact of price reductions on revenue from our U.S. broker-dealer customers, we have taken further action to reduce costs. We intend to reduce our annualized operating costs by approximately $120 million through a number of measures, including continued efforts to improve system and network efficiencies, the evaluation and potential restructuring of some of our non-core businesses, a reduction in staff levels and reductions in related facilities cost. We expect to substantially realize these cost reductions by the end of the second quarter of 2002. We expect these savings will work to balance the impact of our price reductions. Based on current estimates, we anticipate incurring a pre-tax restructuring charge of approximately $55 million during the first half of 2002, although we continue to evaluate further cost reduction initiatives, which may result in further charges. We expect to achieve these reductions without diminishing our ability to provide high quality service to our customers, without diminishing our capacity to design, develop and deploy innovative new technology, and without diminishing our internal risk, compliance and accounting controls.

  BUSINESS DEVELOPMENT AND EXPANSION

     In recent years, we have been expanding and diversifying our activities through internal development and acquisitions:

     In February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers. Institutional investors often allocate a portion of their gross brokerage transaction fees for the purchase of proprietary and independent third-party research products. The amounts so allocated for those purposes are commonly referred to as soft dollar revenues. We also enable pension plan and other fund sponsors to recapture a portion of the gross transaction fees that their fund managers pay us through commission recapture programs, which are another form of institutional discount brokerage. We offer these soft dollar and commission recapture programs in order to increase the amount of business our institutional customers conduct through us, thereby increasing our transaction volumes and the depth of our liquidity pool. Over the past five years, our expenses for payments we make to third-party research providers and for commission recapture payments, which are equal in amount to the corresponding soft dollar revenues and revenues that are subject to commission recapture, increased at a compound annual rate of 49% from $30.3 million in 1996 to $220.1 million in 2001. The amount shown for 2001 includes $78.0 million attributable to Lynch, Jones & Ryan.

     In order to expand the services we provide our institutional and professional investors, in October 2001, we acquired ProTrader, a provider of advanced trading technologies and electronic brokerage services. This acquisition will enhance our customer interface and order routing technology, which we intend to roll out in the first half of 2002. The acquisition excluded ProTrader's proprietary trading business. The $150 million purchase price consisted of $100 million in cash and 5,017,058 shares of our common stock valued at $50 million. The shares issued in this transaction are eligible for resale subject to applicable limitations under the Securities Act of 1933. We granted registration rights with respect to these shares and on March 27, 2002 filed with the SEC a registration statement for the resale of these shares.

     In 1998, we began developing a fixed income securities platform, which we launched in the spring of 2000 in the United States and Europe. In October 2000, we also began providing correspondent clearing services to a few brokers in the United States. These new businesses have not generated significant revenues to date. With the emergence of Internet-based retail brokerage as a significant and growing portion of the equity marketplace, we initially planned to develop our own Internet-based retail brokerage operation and, starting in 1998, designed and developed a platform for this business. In December 2000, based on a review of market conditions and an evaluation of possible alternate strategies, we decided not to launch our own on-line retail brokerage operation. In addition, we are also continuing to evaluate our fixed income business and explore various strategic options.

     We have accomplished our diversification efforts and related expansion primarily through internal development and through acquisitions. These internal development efforts have resulted in significant costs, which we have expensed as incurred. Beginning in late 1998 through 2001, we incurred expenses of approximately $155.8 million related to the development of our fixed income securities platform. Over the same period, we incurred expenses of approximately $76.9 million in creating a retail brokerage capability. Included in this amount are restructuring charges, totaling $11.5 million, that resulted from the change in our strategy related to retail brokerage.

  OPERATING MARGINS

     Partly as a result of our internal development and expansion efforts, our expenses have increased at a faster rate than our revenues. As a percentage of revenues, total expenses have increased from 63.5% in 1996 to 83.1% in 2001. Our restructuring costs also contributed to this increase in 2001. In addition, the required accounting for our soft dollar and commission recapture businesses has a dilutive effect on our operating margins. The portion of our transaction fee revenue representing soft dollar revenues and commission recapture is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties and in making payments representing commission recapture to pension plan and other plan sponsors.

     The following table shows the impact of our new business development efforts, our soft dollar and commission recapture businesses and our restructuring costs on our total expenses as a percentage of revenues. Although we will continue to incur costs for our fixed income business, we expect that they will decline as a percentage of revenues in the future. If our soft dollar business continues to increase at a faster rate than our other revenues, it will also continue to have an increasingly dilutive effect on our operating margins. In addition, our anticipated restructuring charge for 2002 will have a negative impact on our margins.

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGE)
Total revenues....................................  $1,496,459   $1,435,039   $969,444
Soft dollar revenues and commission recapture
  programs........................................     220,050      180,035     89,469
                                                    ----------   ----------   --------
Total revenues less soft dollar revenues and
  commission recapture programs...................   1,276,409    1,255,004    879,975
                                                    ----------   ----------   --------
Total expenses....................................   1,244,251    1,170,429    735,071
Development expenses for fixed income and retail
  businesses......................................      49,294      118,821     51,135
Soft dollar and commission recapture expenses.....     220,050      180,035     89,469
Restructuring costs...............................      24,378           --         --
                                                    ----------   ----------   --------
Total expenses less development expenses, soft
  dollar and commission recapture expenses and
  restructuring costs.............................  $  950,529   $  871,573   $594,467
                                                    ----------   ----------   --------
Total expenses less development expenses, soft
  dollar and commission recapture expenses and
  restructuring costs, as a percentage of total
  revenue less soft dollars revenues and
  commission recapture programs...................        74.5%        69.4%      67.6%
                                                    ==========   ==========   ========

     The growth in our expenses also has reflected the increasing number of transactions by our customers, since our expenses are generally related to transaction volumes rather than share volumes. The number of transactions has increased at a faster rate than share trading volumes due to a decline in the average number of shares per transaction, both in the markets generally and in our business. This decline has resulted from a decrease in investors' costs per transaction, coupled with the fact that investors can often better achieve their trading objectives by executing a larger number of smaller transactions. In addition, although our revenues have increased substantially as discussed above, the decline in transaction size, combined with the increase in the number of transactions and increased competition in the markets in which we operate, has resulted in lower average revenue per transaction. Although our average cost per transaction has also declined, average revenue per transaction has decreased at a faster rate, resulting in pressure on our margins. We expect that both our average cost per transaction and our average revenue per transaction will continue to decline, but at approximately equivalent rates.

     Also a contributor to our reduced margins has been the growth in our headcount levels as we expanded and diversified our activities. We grew from 1,063 employees as of December 31, 1997 to 2,210 as of December 31, 2000. Our headcount levels decreased to 1,975 (excluding the effect of the ProTrader acquisition) as of December 31, 2001, as a result of our cost reduction initiatives. Including the effect of our ProTrader acquisition, our headcount levels decreased to 2,132. This growth has been the principal contributor to the increase in our compensation and benefits expense and occupancy expense.

  SEASONALITY

     We have experienced, and may continue to experience, significant seasonality in our business. As a result of this and other factors described above, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results for any quarter are not necessarily indicative of results for any future period.

OUR REORGANIZATION

     Effective September 30, 2000, we, together with Reuters, reorganized our operations to combine all of our operations under one holding company structure. Prior to the reorganization, while most of our U.S. business was conducted by our own direct or indirect subsidiaries, most of our international operations and some of our other activities were conducted by other companies affiliated with us within the Reuters

Group. In order to fund these international operations, we paid dividends to Reuters, which then made corresponding capital contributions to the appropriate companies. In the reorganization, Reuters transferred various assets, liabilities and ownership interests in those companies to us.

     On May 9, 2001, we converted our company from a Delaware limited liability company into a Delaware corporation, based on a conversion ratio of 1.033209 shares per membership interest.

REVENUES

     Our revenues consist of transaction fees, interest and investment income.

     Transaction fees accounted for over 95% of our revenues in 2001. These fees are commission and other revenues earned on our customers' use of our various brokerage and related services and fluctuate based upon transaction volumes and pricing changes. Transaction fees also include soft dollar revenues and revenues that are subject to commission recapture, which offset dollar-for-dollar the expenses we incur in paying for research from independent third parties and for commission recapture payments to pension plan and other fund sponsors.

     For transactions in U.S. equity securities, we generally base our fees on a per share basis. Our broker-dealer customers are subject to a fee schedule that provides for a per share amount that declines based upon pre-set volume levels. Our institutional customers pay a per share amount based upon the customer's level of usage of our services. For transactions in non-U.S. equity securities, we generally base our fees on the transaction value per trade as is customary in the international markets in which we operate, and also take into account the customer's level of trading activity. As described above under "-- Overview," we have aggressively reduced pricing for our U.S. broker-dealer customers. As a result, we expect transaction fee revenue we receive from this customer group to decline significantly, even if their volumes increase.

     For transactions in fixed income securities, we generally base our fees on the transaction value per trade, taking into account the customer's level of trading activity.

     Clearing fees are earned on a per ticket basis. A ticket refers to one or more customer transactions grouped together for clearing purposes. In some cases, a single transaction is cleared using more than one ticket.

     Interest income is interest earned on the cash provided as collateral on stock borrowing transactions related to our clearing business, our interest earning assets, which primarily consist of fixed income securities, and our cash balances.

     Investment income consists of realized and unrealized gains and losses, dividends and other income earned on a series of strategic alliances and long-term investments we have made in other companies, as well as unrealized gains and losses from our marketable securities.

OPERATING EXPENSES

     Employee compensation and benefits expense includes salaries, incentive compensation and related employee benefits and taxes. Salaries and benefits account for just over half of our employee compensation and benefits expense. Many employees receive annual incentive compensation based on our overall operating results as well as their individual performance. As a result, a portion of this expense fluctuates based on our operating results. Some employees, such as sales employees, receive periodic incentive compensation based on new customer acquisitions and revenues. As part of our cost reduction initiatives, we have been reducing our headcount, which we expect will result in lower compensation expense in the future.

     Communications and equipment expense consists primarily of costs for our network connections with our customers; costs for maintenance of our core network and other systems development efforts; costs for software, computers and other equipment; and fees for access to stock market data. Communications and equipment expense generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance, and security. We also must modify our systems from time to time to comply with various regulatory requirements, such as the SEC order handling rules, Regulation ATS and the introduction of decimalization. The expenses we incur for these modifications may vary substantially from period to period. We expect our communications and equipment expense to decrease slightly in 2002 as a result of us leveraging the benefit of our improved network and systems efficiencies, as well as reduced costs from Radianz, which provides us with network communications services. See "Certain Relationships and Related Transactions."

     Soft dollar and commission recapture expense consists primarily of expenses we incur to purchase research products from third parties for our customers in connection with our soft dollar research business. In addition, starting in 2000 with the acquisition of Lynch, Jones & Ryan, this expense includes commission recapture payments to pension plan and other fund sponsors. Our soft dollar and commission recapture expense fluctuates based upon the level of our customers' demand for these services and overall market transaction volumes. As we continue to expand our soft dollar services, we expect this expense to increase with commensurate increases in soft dollar revenues and plan sponsor transaction fee revenue.

     Brokerage, clearing and exchange fees include fees paid to clearing entities for clearing and settlement services, fees paid to floor brokers and exchanges for trade execution, and fees paid to third-party vendors for data processing services. These costs generally fluctuate based on transaction volumes. As the percentage of our business accounted for by our international transaction volumes continues to increase, we anticipate higher brokerage and clearing expenses. In the international markets in which we operate, these costs tend to be higher than in the U.S. markets.

     Depreciation and amortization expense results primarily from the depreciation of the fixed assets we purchase, as well as the amortization of goodwill resulting from our acquisitions. In accordance with SFAS No. 142 (described below under "Recently Issued Accounting Standards"), which became effective January 1, 2002, we will no longer amortize our goodwill to earnings, but perform an impairment test on an annual basis. At this time, we are currently evaluating the full impact of this statement on our financial position and results of operations, however at a minimum, amortization of existing goodwill of approximately $8 million, on an annual pre-tax basis, will cease upon adoption.

     Professional fees include fees paid to consultants engaged to support our strategic development of existing and new businesses and our technology, as well as legal and accounting fees.

     Occupancy expense includes the costs of leasing, furnishing and maintaining our office and operations space, primarily in the New York metropolitan area. Occupancy expense is primarily affected by increases or decreases in the number of employees and expansion or contraction of our services and related support functions.

     Marketing and business development expense consists primarily of media, print and other advertising expenses incurred to create brand awareness, promote our services and introduce new products. It also includes travel and client entertainment expenses.

     Other expenses consist primarily of interest costs related to securities lending activities by our clearing operations, administrative expenses, interest expense related to the use of our credit facilities and borrowings from Reuters, if any, as well as other general office costs.

     Provision for income taxes includes taxes related to our income in each country or jurisdiction in which we operate. The difference between our effective tax rate and the U.S. statutory tax rate may differ period to period, but primarily results from state and local taxes in the U.S. and the effect of certain non-deductable expenses.

CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared pursuant to the rules and regulations of the SEC and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     Our accounting policy related to our strategic alliances and long term investments ("investments") is the most critical accounting policy that requires us to make estimates that could affect our results. Our investments are stated at estimated fair value as determined in good faith by management. Generally, we will initially value these investments at cost as a proxy for fair value, and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

     We use our best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount which we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

     See Note 3 to the consolidated financial statements for a summary of our significant accounting policies.

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
Total U.S. market share volume
  (millions)(1)......................     832,552      754,193    514,851    403,725    322,196
Our total U.S. market share volume
  (millions)(1)......................      76,909       66,711     41,146     33,731     28,884
Our percentage of total U.S. market
  share volume(1)....................         9.2%         8.9%       8.0%       8.4%       9.0%
-----------------------------------------------------------------------------------------------
Nasdaq share volume (millions)(2)....     471,428      442,752    270,108    202,040    163,882
Our Nasdaq share volume
  (millions)(2)......................      65,893       57,390     35,211     28,653     25,690
Our percentage of Nasdaq share
  volume(2)..........................        14.0%        13.0%      13.0%      14.2%      15.7%
-----------------------------------------------------------------------------------------------
U.S. exchange-listed share volume
  (millions).........................     361,123      311,441    244,743    201,685    158,314
Our U.S. exchange-listed share volume
  (millions).........................      11,016        9,321      5,935      5,078      3,194
Our percentage of U.S.
  exchange-listed share volume.......         3.1%         3.0%       2.4%       2.5%       2.0%
-----------------------------------------------------------------------------------------------
Our U.S. equity transaction volume
  (thousands)........................      98,346       82,437     44,902     26,800     20,450
Our international equity transaction
  volume (thousands).................       7,685        5,181      2,827      1,334        567
                                       ----------   ----------   --------   --------   --------
Our total equity transaction volume
  (thousands)........................     106,031       87,618     47,729     28,134     21,017
-----------------------------------------------------------------------------------------------
Our average U.S. equity transaction
  size (shares per transaction)......         782          809        916      1,264      1,412
Our average equity transactions per
  day (thousands)....................         428          348        189        112         83
-----------------------------------------------------------------------------------------------
Our net transaction fees from U.S.
  equities (thousands)(3)............  $  994,765   $  991,197   $701,474   $633,709   $566,598
Our net transaction fees from
  non-U.S. equities (thousands)(3)...     198,762      207,661    144,658    107,940     63,852
                                       ----------   ----------   --------   --------   --------
Our total net equity transaction fees
  (thousands)(3).....................  $1,193,527   $1,198,858   $846,132   $741,649   $630,450

---------------

(1) U.S. shares consist of shares of U.S. exchange-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see below.

(3) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses for equity transactions from the related transaction fees. The required accounting for our soft dollar and commission recapture businesses requires us to record transaction fee revenue on a gross basis by adding the related dollar-for-dollar expenses to those equity transaction fee revenues.

  NASDAQ VOLUME CALCULATIONS

     For purposes of calculating our published share volumes, we count the number of shares that are traded through us as broker once. We do not count both sides of the transaction, although we usually receive transaction fees from parties on both sides of the transaction. As a result, we treat a transaction of 10,000 shares on our system as a single 10,000 share transaction for purposes of calculating our share volumes.

     We use the Nasdaq share volumes published by Nasdaq as resulting from the NASD's transaction reporting rules for our calculations, including our percentage of Nasdaq share volume, where Nasdaq share volume is the denominator.

     Because of the structure of the Nasdaq market, the sale of shares by one investor and purchase of those shares by another investor can require a series of transactions, most often through one or more market makers, all of which are reported to Nasdaq and included by Nasdaq in total transaction volume.

     For example, in a 10,000 share purchase and sale involving two market makers, the 10,000 share sale by Investor 1 to Market Maker 1 would be reported to Nasdaq as a 10,000 share transaction by Market Maker 1. The sale in turn by Market Maker 1 of the same 10,000 shares to Market Maker 2 would also be reported to Nasdaq by Market Maker 1 as a 10,000 share transaction. Finally, the purchase in turn of the same 10,000 shares by Customer 2 from Market Maker 2 would be reported to Nasdaq by Market Maker 2 as a third 10,000 share transaction. Total Nasdaq trading volume would thus be 30,000 shares.

     We could act as agency broker in any one or more of these three transactions and would count any transaction in which we acted once in our published trading volume. If, for example, we acted as broker in the transaction between Market Maker 1 and Market Maker 2, we would act as broker for both parties, but our trading volume would be a total of 10,000 shares.

     As another example, in a 10,000 share purchase and sale involving a single market maker, the 10,000 share sale by Investor 1 to Market Maker would be reported by Market Maker to Nasdaq as a 10,000 share transaction, and the purchase in turn by Investor 2 from Market Maker would be reported by Market Maker to Nasdaq as a second 10,000 share transaction. Total Nasdaq trading volume would thus be 20,000 shares. We could again act as agency broker in either or both of these two transactions and would count any transaction in which we acted once in our published trading volume. If, for example, we acted as broker in the transaction between Investor 1 and Market Maker, we would report our trading volume as 10,000 shares.

     As a final example, we (or another broker) could act as agency broker for two investors in the purchase and sale by them of 10,000 shares of a Nasdaq-quoted stock. In this case, we act as agency broker for both parties but would report a single 10,000 share transaction to Nasdaq, total Nasdaq trading volume would be 10,000 shares, and our published trading volume would be 10,000 shares.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
REVENUES:
Transaction fees............................................   95.4%    96.6%    96.6%
Interest....................................................    3.4      2.8      2.5
Investments.................................................    1.2      0.6      0.9
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
EXPENSES:(1)
Compensation and benefits...................................   29.0     28.7     26.6
Communications and equipment................................   10.9     10.7      9.5
Soft dollar and commission recapture........................   14.7     12.6      9.2
Brokerage, clearing and exchange fees.......................    9.8      9.6      8.2
Depreciation and amortization...............................    5.6      5.4      7.4
Professional fees...........................................    2.8      6.6      6.5
Occupancy...................................................    3.5      2.7      2.8
Marketing and business development..........................    1.5      2.3      2.4
Other.......................................................    3.7      3.0      3.3
Restructuring...............................................    1.6       --       --
Loss of fixed assets at World Trade Center..................    1.4       --       --
Insurance recovery of fixed assets lost.....................   (1.4)      --       --
                                                              -----    -----    -----
          Total expenses....................................   83.1     81.6     75.9
                                                              -----    -----    -----
Income before income taxes..................................   16.9     18.4     24.1
Provision for income taxes..................................    7.2      8.1     10.1
                                                              -----    -----    -----
          Net income........................................    9.7%    10.3%    14.0%
                                                              =====    =====    =====

---------------

(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. See "-- Overview."

  DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

  Overview

     Net income decreased 2.3% from $148.2 million in 2000 to $144.8 million in 2001. Our revenues grew 4.3% from $1.4 billion in 2000 to $1.5 billion in 2001 primarily as a result of increased U.S. trading volumes in the first half of 2001, notwithstanding the effects of the market closures from the events of September 11. This growth offset a 4.3% decline in our net transaction fee revenue earned from our customers trading non-U.S. equities primarily as a result of declines in share prices in non-U.S. securities markets despite our increased volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

     This revenue growth was offset by the 6.3% increase in expenses from $1.17 billion in 2000 to $1.24 billion in 2001. This increase in expenses was primarily due to increased expenses related to our soft dollar and commission recapture businesses as a result of increased customer demand for this service, a restructuring charge related to our cost reduction initiatives and higher compensation and benefits expense, offset by a reduction in our professional fees and marketing and business development expenses.

     Expenses increased despite an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, decreased from $62.2 million in 2000 to $44.6 in 2001. Our expenses related to the creation of a retail brokerage capability decreased from $56.6 million in 2000 to $4.7 million in 2001. Included in the 2000 and 2001 amounts are restructuring charges of $7.5 million and $4.0 million, respectively. All charges related to our change in strategy related to our retail brokerage capability were incurred as of March 31, 2001.

  Revenues

     Transaction fee revenue increased 3.0% from $1.39 billion in 2000 to $1.43 billion in 2001. This increase was due to higher trading volumes primarily in the first half of 2001 both domestically and internationally, reflecting growth in trading volumes in the global securities markets.

     Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 22.2% from $180.0 million in 2000 to $220.1 million in 2001 primarily a result of increased customer demand for our soft dollar services as well as our purchase of Lynch, Jones & Ryan in February 2000.

     Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, declined 4.3% from $207.7 million in 2000 to $198.8 million in 2001. This amount represented 17.3% of our total net equity transaction fee revenue in 2000, and 16.7% for the comparable period in 2001. This decrease was primarily due to declines in share prices in non-U.S. securities markets despite our increased transaction volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

     Our trading volumes in Nasdaq-quoted and U.S. exchange-listed stocks increased 14.8% and 18.2%, respectively, primarily in the first half of 2001. Our share of volume in Nasdaq-quoted stocks increased from 13.0% in 2000 to 14.0% in 2001, and our share of volume in U.S. exchange-listed stocks increased from 3.0% in 2000 to 3.1% in 2001. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day increased 23.0% from 347,690 in 2000 to 427,544 in 2001.

     Interest revenue increased 26.2% from $40.5 million in 2000 to $51.1 million in 2001. This increase was primarily due to revenue generated by our clearing services, as well as interest from our fixed income investments and higher cash balances as a result of our initial public offering in May 2001.

     Investment income increased 95.2% from $9.1 million in 2000 to $17.7 million in 2001. This increase was primarily due to mark-to-market gains of $18.6 million in shares we own in the Euronext, London and Hong Kong stock exchanges as a result of their demutualizations, as well as unrealized gains of $0.9 million on our fixed income investments. Partly offsetting these gains was a net write-down of $1.6 million related to our strategic alliances and long-term investments. We wrote-up our investment in Archipelago by a net amount of $16.9 million due to the November 2001 merger announcement between Archipelago and REDIBook and based on valuations of independent third parties involved in this transaction. Offsetting this gain was a net write-down of $17.7 million of our strategic alliances and long-term investments in businesses which are in the area of capital raising, in particular WR Hambrecht + Co. and Vencast. In accordance with our accounting policy, we initially value investments at cost as a proxy for fair value and require that changes in value be established by meaningful third-party transactions or a significant impairment in the issuer.

  Expenses

     Compensation and benefits expense increased 5.1% from $412.4 million in 2000 to $433.4 million in 2001. This increase was primarily due to higher salary costs partly offset by a decrease in our incentive compensation. Our headcount increased in 2001 as compared to the comparable period in 2000, reaching 2,267 employees as of March 31, 2001, but then declining as of December 31, 2001 to 1,975 employees as part of our cost reduction initiatives, excluding the effect of our ProTrader acquisition in October 2001. As of

December 31, 2001, after giving effect to the ProTrader acquisition, our employee headcount was 2,132. Our acquisition of ProTrader contributed to the increase in our compensation and benefits expense as a percentage of revenues from 28.7% in 2000 to 29.0% in 2001.

     Communications and equipment expense increased 6.4% from $153.7 million in 2000 to $163.6 million in 2001. This increase was due in large part to higher costs related to our core communications, which increased 33.9% from $58.2 million in 2000 to $77.9 million in 2001. Of this amount, $58.7 million related to network communications services that Radianz began providing to us in June 2000. We outsourced these services and transferred employees to Radianz at that time. In addition, our office communication expense increased 38.9% from $10.9 million in 2000 to $15.2 million in 2001 primarily due to the move to our new corporate headquarters. Partly offsetting these increases was a decrease in our equipment, hardware and software costs for upgrading our existing systems. These costs decreased 17.9% from $52.6 million in 2000 to $43.2 million in 2001 reflecting the benefit of improved network and systems efficiencies. A total of $4.3 million of the decrease relates to decreased development expenses related to our fixed income business and creation of a retail brokerage capability. Our exchange data access charges also decreased 14.7% from $32.0 million in 2000 to $27.3 million in 2001 primarily due to the sale of R&A to Reuters in the fourth quarter of 2001. Primarily as a result of increased core communications costs, communications and equipment expense increased as a percentage of our revenues from 10.7% in 2000 to 10.9% in 2001.

     Soft dollar and commission recapture expense increased 22.2% from $180.0 million in 2000 to $220.1 million in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to our acquisition of Lynch, Jones & Ryan in February 2000, as well as an increase in the overall use of our soft dollar services by our customers and increased market transaction volumes. Primarily as a result of our purchase of Lynch, Jones & Ryan, this expense increased as a percentage of our revenues from 12.6% in 2000 to 14.7% in 2001.

     Brokerage, clearing and exchange fees increased 6.7% from $137.4 million in 2000 to $146.7 million in 2001. This increase resulted from higher domestic and international brokerage and exchange fees as well as higher domestic clearing fees primarily due to an increase in the number of transactions. Partly offsetting this increase was a decrease in our international clearing fees due to lower rates charged by our clearing banks. Primarily as a result of higher brokerage and exchange fees, as a percent of revenue brokerage, clearing and exchange fees increased from 9.6% in 2000 to 9.8% in 2001.

     Depreciation and amortization expense increased 8.2% from $77.7 million in 2000 to $84.1 million in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements, in connection with our move to our new corporate headquarters in New York. As a percentage of our revenues, depreciation and amortization expense increased from 5.4% in 2000 to 5.6% in 2001.

     Professional fees decreased 56.3% from $95.3 million in 2000 to $41.6 million in 2001. This decrease was primarily due to reduced use of technical and management consultants as a result of our cost reduction initiatives, as well as reduced legal expenses. These fees were higher in 2000 as we were preparing for our reorganization and initial public offering. A total of $24.5 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. Professional fees decreased as a percentage of our revenues from 6.6% in 2000 to 2.8% in 2001.

     Occupancy expense increased 38.0% from $38.3 million in 2000 to $52.8 million in 2001. This increase was primarily due to higher lease payments and related expenses for our new corporate headquarters in New York.

     Marketing and business development expense decreased 31.2% from $32.7 million in 2000 to $22.5 million in 2001. This decrease was due primarily to a decreased level of advertising as a result of our cost reduction initiatives as well as the change in strategy related to our retail brokerage capability.

     Other expenses increased 30.1% from $42.9 million in 2000 to $55.8 million in 2001. This increase was primarily due to our interest costs related to our securities lending activities, allowance for doubtful accounts, payments to Reuters in connection with our sale of our R&A product in order to allow customers to continue to receive this service and support from Reuters instead of us, and our charitable donations and other costs associated with the events of September 11. Partly offsetting this increase was a decrease in our travel costs as a result of our cost reduction initiatives.

     Loss of fixed assets at World Trade Center and recovery of fixed assets lost relates to losses of $20.4 million we incurred in our offices at the World Trade Center as a result of the events of September 11. We recovered $21.0 million from our insurance carrier.

     Our tax provision decreased 7.7% from $116.4 million in 2000 to $107.4 million in 2001. Our effective income tax rate decreased from 44.0% in 2000 to 42.6% in 2001. The reduction in the rate for 2001 is primarily due to lower state and local income taxes.

  YEAR ENDED DECEMBER 31, 2000 VERSUS DECEMBER 31, 1999

  Overview

     Net income increased 8.9% from $136.1 million in 1999 to $148.2 million in 2000. Our revenue grew 48.0% from $969.4 million in 1999 to $1.4 billion in 2000 primarily as a result of increased trading volumes on a global basis.

     This revenue growth was offset by the 59.2% increase in expenses from $735.1 million in 1999 to $1.2 billion in 2000. A portion of this increase is related to increased business development costs in connection with our efforts to expand and diversify our activities. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, increased from $36.7 million in 1999 to $62.2 million in 2000. Our expenses related to the creation of a retail brokerage capability increased from $14.4 million in 1999 to $56.6 million in 2000. Included in this amount is a restructuring charge of $7.5 million in the fourth quarter of 2000 as a result of the change in our strategy related to retail brokerage. Excluding the effect of these costs, our expenses increased 53.7% from $684.0 million in 1999 to $1,051.6 million in 2000. This increase in expenses was primarily due to:

     - additional staffing as a result of our growth, in particular in the United States;

     - increased expenses related to our soft dollar and commission recapture businesses, primarily as a result of our acquisition of Lynch, Jones & Ryan in February 2000; and

     - increased communications and equipment and brokerage, clearing and exchange fees expenses primarily as a result of the significant increase in transaction volumes.

  Revenues

     Transaction fee revenue increased 47.9% from $937.0 million in 1999 to $1.4 billion in 2000. This increase was due to significantly higher trading volumes both domestically and internationally, reflecting growth in trading volumes in the global securities markets. Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 101.2% from $89.5 million in 1999 to $180.0 million in 2000, primarily as a result of our acquisition of Lynch, Jones & Ryan. Transaction fee revenue earned from our international operations increased 41.1% from $232.0 million in 1999 to $327.4 million in 2000, and represented 23.6% of our transaction fee revenue in 2000. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, increased 43.6% from $144.7 million in 1999 to $207.7 million in 2000. This amount represented 17.1% of our total net equity transaction fee revenue in 1999 and 17.3% in 2000. This growth reflects our continued expansion in the international marketplace.

     Our trading volumes in Nasdaq-quoted and NYSE-listed stocks increased 63.0% and 57.1% in 2000, respectively. Our share of volume in Nasdaq-quoted stocks remained unchanged at 13.0% in 1999 and 2000, and our share of volume in NYSE-listed stocks increased from 2.4% in 1999 to 3.0% in 2000. With declining transaction sizes, our average number of transactions in Nasdaq-quoted and NYSE-listed stocks per day increased 83.6% from 178,183 in 1999 to 327,131 in 2000.

     Interest revenue increased 69.2% from $23.9 million in 1999 to $40.5 million in 2000. This increase was primarily due to the impact of rising interest rates on our money market investments, as well as revenue on stock borrowing transactions generated by our clearing services.

     Investment income increased 5.7% from $8.6 million in 1999 to $9.1 million in 2000. This increase was primarily due to mark-to-market gains on the shares of the London Stock Exchange we received in the Exchange's demutualization in July 2000, which were partially offset by a decrease in the market value of the fixed income securities we own.

  Expenses

     Compensation and benefits expense increased 60.2% from $257.5 million in 1999 to $412.4 million in 2000. This increase was primarily due to the addition of new employees, particularly in the United States, to support our rapid growth, as well as an increase in incentive compensation due to growth in our revenues. Our headcount increased from 1,594 employees as of December 31, 1999 to 2,210 employees as of December 31, 2000. A total of $23.7 million of the increase in our compensation and benefits expense related to higher expenses in our fixed income business and for the creation of a retail brokerage capability, while our acquisition of Lynch, Jones & Ryan resulted in $19.4 million of additional compensation and benefits expense. These expenses relating to our new businesses and the acquisition of Lynch, Jones & Ryan contributed significantly to the increase in our compensation and benefits expense as a percentage of revenues from 26.6% in 1999 to 28.7% in 2000.

     Communications and equipment expense increased 66.5% from $92.3 million in 1999 to $153.7 million in 2000. This increase was in part due to higher costs related to our core communications, which increased 87.5% from $31.0 million in 1999 to $58.2 million in 2000. In addition, our equipment and software costs for upgrading our existing systems to increase capacity and for other enhancements to and maintenance of those systems increased 55.7%, from $33.8 million in 1999 to $52.6 million in 2000. Our costs for exchange data access also increased 51.4% from $21.1 million in 1999 to $32.0 million in 2000. The increase in our costs for exchange data access was primarily due to higher charges for our international business because we often agree to bear these charges for international customers with high trading volumes. A total of $8.2 million of the increase in communications and equipment expense related to higher development expenses in our fixed income business and for the creation of a retail brokerage capability, particularly in the area of equipment, hardware and software purchase costs. Primarily because of our systems upgrading costs, communications and equipment expense increased as a percentage of our revenues from 9.5% in 1999 to 10.7% in 2000.

     Soft dollar and commission recapture expense increased 101.2% from $89.5 million in 1999 to $180.0 million in 2000. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to the acquisition of Lynch, Jones & Ryan in February 2000, as a result of which we incurred costs of $57.9 million for soft dollar and commission recapture payments to pension plan and other fund sponsors in 2000. As a result, this expense also increased as a percentage of our revenues from 9.2% in 1999 to 12.6% in 2000. Our third-party research products expense also increased as a result of an increase in the overall use of our soft dollar services by our customers.

     Brokerage, clearing and exchange fees increased 74.1% from $79.0 million in 1999 to $137.4 million in 2000. This increase resulted primarily from higher clearing fees, which more than doubled both domestically and internationally. The increase in domestic clearing fees was in large part due to our acquisition of Lynch, Jones & Ryan. As a result, brokerage, clearing and exchange fees increased as a percentage of our revenues from 8.2% in 1999 to 9.6% in 2000. The increase in international clearing fees was in large part due to costs associated with our membership in additional securities exchanges, offset in part by lower brokerage fees internationally as we reduced the use of floor brokers for those exchanges, and higher transaction volumes.

     Depreciation and amortization expense increased 9.1% from $71.2 million in 1999 to $77.7 million in 2000. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements, as well as goodwill amortization on our acquisition of Lynch, Jones & Ryan, which added $2.7 million in goodwill amortization expense. As a percentage of our revenues, depreciation and amortization expense decreased from 7.4% in 1999 to 5.4% in 2000.

     Professional fees increased 51.8% from $62.7 million in 1999 to $95.3 million in 2000. This increase was primarily due to increased use of technical consultants for systems and equipment enhancements, upgrades and maintenance, as well as strategic and business consultants. A total of $12.4 million of the increase in professional fees related to the creation of a retail brokerage capability. As a percentage of our revenues, professional fees increased from 6.5% in 1999 to 6.6% in 2000.

     Occupancy expense increased 41.2% from $27.1 million in 1999 to $38.3 million in 2000. This increase was primarily due to higher lease expenses as a result of the expansion of our New York office space to accommodate our increased headcount.

     Marketing and business development increased 39.4% from $23.4 million in 1999 to $32.7 million in 2000. This increase was due in part to marketing and business development expenses related to the creation of a retail brokerage capability, which accounted for $4.9 million of the increase. In addition, our new corporate branding campaign commenced in July 1999.

     Other expenses increased 9.5% from $32.3 million in 1999 to $35.4 million in 2000. This increase was primarily related to a restructuring charge of $7.5 million related to our retail brokerage operation, as well as interest costs associated with our subordinated borrowings from Reuters for our purchase of Lynch, Jones & Ryan.

     Restructuring cost of $7.5 million in 2000 related to a redeployment of our retail brokerage efforts to our existing wholesale brokerage business based upon review of market conditions and an evaluation of possible alternate strategies for our web-based retail brokerage operation, which we began in 1998.

  Provision for Income Taxes

     Our tax provision increased 18.5% from $98.3 million in 1999 to $116.4 million in 2000. Our effective income tax rate increased from 41.9% in 1999 to 44.0% in 2000. The change in our effective tax rates was primarily due to a greater percentage of our profits being attributable to the United States, as well as those U.S. jurisdictions with high state and local tax rates.

  QUARTERLY RESULTS

     The following tables set forth certain unaudited consolidated quarterly statement of income data, both in dollar amounts and as a percentage of total revenues, and certain unaudited consolidated quarterly operating data for the eight quarters ended December 31, 2001. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this annual report. The results for any quarter are not necessarily indicative of results for any future period.

                                                                 QUARTER ENDED
                            ---------------------------------------------------------------------------------------
                            DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                              2001       2001        2001       2001       2000       2000        2000       2000
                            --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                (IN THOUSANDS)
REVENUES:
Transaction fees..........  $319,951   $312,546    $379,727   $415,463   $380,705   $327,920    $336,059   $340,825
Interest..................    12,449     14,254      11,575     12,807     12,257     10,031       9,969      8,214
Investments...............    17,923     (6,330)      3,689      2,405     (1,645)     9,644       1,571       (511)
                            --------   --------    --------   --------   --------   --------    --------   --------
         Total revenues...   350,323    320,470     394,991    430,675    391,317    347,595     347,599    348,528
                            --------   --------    --------   --------   --------   --------    --------   --------
EXPENSES:(1)
Compensation and
  benefits................    86,391     92,467     120,720    133,785    111,961    105,039     101,057     94,334
Communications and
  equipment...............    34,323     39,036      44,844     45,391     53,002     36,175      35,661     28,897
Soft dollar and commission
  recapture...............    58,174     51,595      54,228     56,053     49,655     47,406      46,349     36,625
Brokerage, clearing and
  exchange fees...........    40,427     33,314      36,224     36,734     34,986     32,725      35,845     33,890
Depreciation and
  amortization............    22,067     22,014      20,505     19,502     21,267     20,075      18,002     18,377
Professional fees.........     8,130      8,534       9,275     15,684     26,249     22,523      20,824     25,660
Occupancy.................    12,298     15,110      14,473     10,890      8,827     10,360       9,133      9,930
Marketing and business
  development.............     2,839        923       8,577     10,154      8,018      4,147       7,733     12,781
Other.....................    14,234     15,195      13,414     13,003     13,059     10,796       6,898     12,163
Restructuring.............     1,557     22,821          --         --         --         --          --         --
Loss of fixed assets at
  World Trade Center......       818     19,528          --         --         --         --          --         --
Recovery of fixed assets
  lost....................    (1,472)   (19,528)         --         --         --         --          --         --
                            --------   --------    --------   --------   --------   --------    --------   --------
         Total expenses...   279,786    301,009     322,260    341,196    327,024    289,246     281,502    272,657
                            --------   --------    --------   --------   --------   --------    --------   --------
Income before income
  taxes...................    70,537     19,461      72,731     89,479     64,293     58,349      66,097     75,871
Provision for income
  taxes...................    24,818     11,251      32,001     39,371     28,288     25,674      29,083     33,383
                            --------   --------    --------   --------   --------   --------    --------   --------
         Net income.......  $ 45,719   $  8,210    $ 40,730   $ 50,108   $ 36,005   $ 32,675    $ 37,014   $ 42,488
                            ========   ========    ========   ========   ========   ========    ========   ========

---------------

(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. See "-- Overview."

                                                                         QUARTER ENDED
                                    ---------------------------------------------------------------------------------------
                                    DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                      2001       2001        2001       2001       2000       2000        2000       2000
                                    --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                        (IN THOUSANDS)
REVENUES:
Transaction fees..................    91.3%       97.5%      96.2%      96.5%      97.3%       94.3%      96.7%      97.8%
Interest..........................     3.6         4.5        2.9        3.0        3.1         2.9        2.9        2.4
Investments.......................     5.1        (2.0)       0.9        0.5       (0.4)        2.8        0.4       (0.2)
                                     -----       -----      -----      -----      -----       -----      -----      -----
         Total revenues...........   100.0       100.0      100.0      100.0      100.0       100.0      100.0      100.0
EXPENSES:(1)
Compensation and benefits.........    24.7        28.8       30.6       31.1       28.6        30.2       29.1       27.1
Communications and equipment......     9.8        12.2       11.3       10.5       13.6        10.4       10.3        8.3
Soft dollar and commission
  recapture.......................    16.6        16.1       13.7       13.0       12.7        13.6       13.3       10.5
Brokerage, clearing and exchange
  fees............................    11.5        10.4        9.2        8.5        8.9         9.4       10.3        9.7
Depreciation and amortization.....     6.3         6.9        5.2        4.5        5.4         5.8        5.2        5.3
Professional fees.................     2.3         2.7        2.3        3.7        6.7         6.5        6.0        7.3
Occupancy.........................     2.7         4.7        3.7        2.5        2.3         3.0        2.6        2.9
Marketing and business
  development.....................     0.8         0.3        2.2        2.4        2.1         1.2        2.2        3.6
Other.............................     4.1         4.7        3.4        3.0        3.0         3.1        2.0        3.5
Restructuring.....................     0.4         7.1         --         --         --          --         --         --
Loss of fixed assets at World
  Trade Center....................     0.2         6.1         --         --         --          --         --         --
Recovery of fixed assets lost.....    (0.4)       (6.1)        --         --         --          --         --         --
                                     -----       -----      -----      -----      -----       -----      -----      -----
         Total expenses...........    79.9        93.9       81.6       79.2       83.6        83.2       81.0       78.2
                                     -----       -----      -----      -----      -----       -----      -----      -----
Income before income taxes........    20.1         6.1       18.4       20.8       16.4        16.8       19.0       21.8
Provision for income taxes........     7.1         3.5        8.1        9.2        7.2         7.4        8.4        9.6
                                     -----       -----      -----      -----      -----       -----      -----      -----
    Net income....................    13.0         2.6       10.3       11.6%       9.2%        9.4%      10.6%      12.2%
                                     =====       =====      =====      =====      =====       =====      =====      =====

---------------

(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business and a retail brokerage capability. See "-- Overview."

     We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results as a result of a variety of factors, including:

     - trading volumes;

     - impact of competition;

     - changes in interest rates;

     - changes in foreign currency rates;

     - changes in regulations;

     - our ability to manage personnel and process trading activity;

     - the amount and timing of capital expenditures;

     - the incurrence of costs associated with acquisitions;

     - changes in pricing;

     - general economic conditions; and

     - seasonality.

     Our expense structure includes a certain level of fixed costs, as well as a variable cost base that fluctuates with customer transaction volumes. In addition, we incur certain costs in anticipation of certain transaction volume levels. If demand for our brokerage services declines and we are unable to respond by adjusting our fixed cost base on a timely basis, our operating results could be materially adversely affected. In addition, we may continue to make significant expenditures related to the expansion of our services, new business activities and technological innovations. Many of our businesses may require significant expenditures over long periods of time before they generate substantial revenues or net income, and our results may be affected as a result.

     Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and these comparisons cannot be relied upon as indicators of future performance. In addition, we cannot assure you that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on a quarterly basis. See "Certain Factors that May Affect Our Business."

LIQUIDITY AND CAPITAL RESOURCES

     We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. The net proceeds from our initial public offering are also a source of funding for us. Prior to our reorganization, in order to fund our international operations, we paid dividends to Reuters, which then made capital contributions to those companies. See "-- Our Reorganization." For a discussion of our dividend policy following the offering, see "Market for the Company's Common Equity and Related Stockholders' Equity." We currently anticipate that the net proceeds from our initial public offering, together with our cash resources and credit facilities, will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements as well as other anticipated requirements for at least the next twelve months. To the extent that we further develop our correspondent clearing operations, we may need to obtain additional financing. Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. To the extent that market volumes and our volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

     Cash and cash equivalents, together with assets readily convertible into cash, accounted for 65.8%, 72.6% and 76.6% our assets as of December 31, 2001, 2000 and 1999, respectively. Cash and cash equivalents increased to $703.7 million as of December 31, 2001 from $415.2 million as of December 31, 2000 primarily due to the $486.9 million of net proceeds we received from our initial public offering in May 2001, as well as increases in our securities loaned. This increase was offset in part by an increase in our securities segregated under federal regulations and securities borrowed. The increase in our securities borrowed and loaned, as well as securities segregated under federal regulations relates to our clearing business. Cash and cash equivalents increased to $415.2 million as of December 31, 2000 from $349.5 million as of December 31, 1999 primarily due to increased cash flows from our operating activities resulting from increased balances in receivables from and payables to broker-dealers and customers related to the higher transaction volumes resulting from the growth in our business.

     Assets readily convertible into cash consist primarily of the following components as set forth on our Statement of Financial Condition:

     - Receivables from broker-dealers principally represent amounts due on securities transactions that have not been completed as of the settlement date. The settlement date generally occurs within three business days of the trade date for U.S. securities transactions, but can take as long as 30 days for non-U.S. equity transactions.

     - Receivables from customers principally represent customer debit balances and amounts due on securities transactions that have not been completed as of the settlement date.

     - Commissions receivable represent commissions (transaction fees) principally from broker-dealers and are generally collected within 30 days.

     - Securities owned consist principally of U.S. government and agency securities, municipal bonds and corporate bonds in which we invest our excess cash (for the purpose of this calculation, we have excluded the shares we own in the London, Hong Kong and Euronext stock exchanges).

     - Securities borrowed represent the amount of collateral deposited with brokers securing marketable equity securities borrowed by us in connection with covering customer securities transactions in our clearing business.

     Our initial public offering also resulted in an increase in our total assets and stockholders' equity between December 31, 2001 and 2000. Higher balances of securities borrowed and loaned related to our clearing business also contributed to this increase. Offsetting these factors were the decreases in our receivable from customers and broker-dealers. The growth in our transaction volumes caused an increase in our total assets and liabilities between December 31, 2000 and December 31, 1999. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Capital expenditures in 2001, 2000 and 1999 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities to support our growth. We incurred losses of approximately $20.3 million related to fixed assets at our offices in the World Trade Center, as a result of the events of September 11. We recovered $21.0 million from our insurance carrier. Capital expenditures and investments in new technology were financed primarily through income from operations. Additionally, we made cash payments in excess of net assets acquired of $71.2 million in October 2001 in connection with our acquisition of ProTrader, $48.5 million in February 2000 in connection with our acquisition of Lynch, Jones & Ryan, and $3.9 million in October 1999 in connection with our acquisition of the fixed income business of Montag Popper. Historically, acquisitions of new businesses had generally been funded through subordinated borrowings from Reuters. In the future, acquisitions will generally be funded from the proceeds from our initial public offering and cash generated by our operations. Our aggregate minimum lease commitments are $30.3 million in 2002, $27.5 million in 2003, $22.3 million in 2004, $18.5 million in 2005, and $17.3 million in 2006. Our aggregate minimum lease commitments after 2006 are $203.9 million and relate to our 20 year lease for our headquarters in New York. We anticipate that we will meet our 2002 capital expenditure needs out of operating cash flows.

     Cash provided by/(used in) financing activities totaled $286.8 million, $50.4 million and ($55.7) million in 2001, 2000 and 1999, respectively. In May 2001, we made a return of capital of $150.0 million to Reuters. We funded that return of capital through an intercompany advance from Reuters. We repaid that advance in May 2001 out of the net proceeds we received from our initial public offering. In addition, Reuters loaned us $49.0 million to fund our acquisition of Lynch, Jones & Ryan in February 2000. This loan bore interest at an annual rate based on six-month LIBOR plus 1.25% and was repaid in June 2001 We paid dividends of $100.0 million to Reuters in 1999 and Reuters subsequently made capital contributions of $44.3 million in 1999 to various of our international operations as described in "-- Our Reorganization" above. We did not pay any dividends to, or receive any capital contributions from, Reuters in 2001 or 2000.

     As of December 31, 2001, we had access to $211.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of December 31, 2001, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of December 31, 2001, we had access to $769.8 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of December 31, 2001, there was $69.3 million outstanding under these credit lines. Prior to our initial public offering, Reuters had issued non-binding, short-term letters to certain of these institutions confirming its ownership of us and indicating that if we were to default under the relevant facility, Reuters would consider, without any obligation, requests by these institutions for compensation. Reuters has withdrawn these letters and advised us that it will not issue any additional letters.

     Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. See "Business -- Regulation." Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2001, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had net capital of $260.0 million, which was $256.4 million in excess of its required net capital of $3.5 million.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of December 31, 2001, these funds amounted to $310.7 million.

     In addition, so long as Reuters owns a majority of our common stock, we will need Reuters consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million and any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which in our case will be January 1, 2002. At this time, we are currently evaluating the full impact of this statement on our financial position and results of operations; however, at a minimum, amortization of existing goodwill of approximately $8 million, on an annual pre-tax basis, will cease upon adoption.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of changes in value of a financial instrument that might result from fluctuations in interest rates, foreign exchange rates and equity prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. Our Global Risk Management Department is responsible for establishing this risk management framework, as well as defining, measuring and managing our risks both for existing and planned services, within ranges set by our management.

  INTEREST RATE RISK

     We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio consisting mainly of U.S. government, U.S. agency and municipal bonds, euro-denominated, Canadian and Japanese government bonds, and corporate bonds. Our portfolio has an average maturity of less than two years. The aggregate fair market value of this portfolio was $206.8 million and $178.3 million as of December 31, 2001 and 2000, respectively. These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of December 31, 2001 and 2000, the fair value of the portfolio would have declined by $2.1 million and $2.3 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $703.7 million and $415.2 million as of December 31, 2001 and 2000, respectively. We also had short-term borrowings of $69.3 million and $117.1 million as of December 31, 2001 and 2000, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

  EXCHANGE RATE RISK

     Historically, our exposure to exchange rate risk has been managed on an enterprise-wide basis as part of Reuters risk management strategy. We are currently evaluating our own exchange rate risk management strategy.

     A portion of our operations consists of brokerage services provided outside of the United States. Therefore, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have operations. We are primarily exposed to changes in exchange rates on the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may affect our results. However, we do not believe that our exchange rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may enter into derivative financial instruments as a means of hedging this risk.

     We manage currency exposure related to our brokerage business on a geographic basis. We generally match each of the non-U.S. subsidiaries' liabilities with assets denominated in the same local currency. This generally results in the net equity of the subsidiary being reported in its functional currency and subject to the effect of changes in currency exchange rates. We currently do not seek to mitigate this exchange rate exposure, but we may in the future.

     We may enter into forward foreign currency contracts to facilitate our customers' settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are with third parties and with terms generally identical to our customers' transactions. Because our customers' transactions are matched to the forward foreign exchange contract, our exposure to exchange rate risk is not material.

     Approximately $47.5 million and $17.8 million of our securities owned were denominated in foreign currencies as of December 31, 2001 and 2000, respectively. Of this amount, $20.9 million and $4.8 million were denominated in euros as of December 31, 2001 and 2000, respectively; $5.7 million and $5.1 million were denominated in Canadian dollars as of December 31, 2001 and 2000, respectively; $12.1 million and $6.8 million were denominated in British pounds as of December 31, 2001 and 2000, respectively; $7.6 million was denominated in Japanese yen as of December 31, 2001; and $1.2 million was denominated in the Hong Kong dollar as of December 31, 2001. Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $4.3 million and $1.6 million as of December 31, 2001 and 2000, respectively.

     A portion of our revenues and expenses are denominated in non-U.S. dollar currencies. Approximately 24.3% of our revenues and 22.0% of our expenses as of December 31, 2001, and 23.7% of our revenues and 25.3% of our expenses as of December 31, 2000 were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $4.3 million and $3.4 million as of December 31, 2001 and 2000, respectively.

  EQUITY PRICE RISK

     As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $5.6 million and $680,000 as of December 31, 2001 and 2000, respectively.

  CREDIT RISK ON UNSETTLED TRADES

     We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. Over the last three years, our loss from transactions in which a party refused or was unable to settle and other credit losses have been immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INSTINET GROUP INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   69
Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000................................   70
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................   71
Consolidated Statements of Changes in Stockholders' Equity
  and Total Comprehensive Income for the years ended
  December 31, 2001, 2000 and 1999..........................   72
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   73
Notes to Consolidated Financial Statements..................   74

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Instinet Group Incorporated

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Instinet Group Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
January 22, 2002

                          INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents...................................  $  703,678   $  415,199
Securities segregated under federal regulations.............     310,692       70,000
Securities owned, at market value...........................     236,007      185,121
Securities borrowed.........................................     455,922      245,833
Receivable from broker-dealers..............................     421,196      660,319
Receivable from customers...................................      68,280      149,080
Commissions and other receivables, net......................     116,027      123,609
Investments.................................................      91,899       83,801
Receivable from affiliates, net.............................          --       14,267
Fixed assets and leasehold improvements, net................     205,136      195,636
Deferred tax assets, net....................................      52,165       76,917
Goodwill, net...............................................     145,066       81,830
Other intangible asset......................................      63,664           --
Other assets................................................     125,109      138,812
                                                              ----------   ----------
          Total assets......................................  $2,994,841   $2,440,424
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings.......................................  $   69,299   $  117,072
Securities loaned...........................................     257,000           --
Payable to broker-dealers...................................     369,817      542,731
Payable to customers........................................     389,803      346,866
Taxes payable...............................................      30,229       50,516
Payable to Parent...........................................       2,254       22,488
Payable to affiliates, net..................................      12,707           --
Subordinated debt to affiliate..............................          --       50,417
Accrued compensation........................................     128,175      202,767
Accounts payable, accrued expenses and other liabilities....     273,048      180,231
                                                              ----------   ----------
          Total liabilities.................................   1,532,332    1,513,088
                                                              ----------   ----------
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Historical combined equity..................................          --      948,363
Common stock, $0.01 par value (950,000 shares authorized,
  248,351 issued and outstanding)...........................       2,483           --
Additional paid-in capital..................................   1,396,551           --
Retained earnings...........................................      74,116           --
Accumulated other comprehensive loss........................        (726)      (2,029)
Unearned compensation.......................................      (9,915)     (18,998)
                                                              ----------   ----------
          Total stockholders' equity........................   1,462,509      927,336
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,994,841   $2,440,424
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2001           2000          1999
                                                            ------------   ------------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Transaction fees..........................................   $1,427,687     $1,385,509     $936,958
Interest..................................................       51,085         40,471       23,916
Investments...............................................       17,687          9,059        8,570
                                                             ----------     ----------     --------
          Total revenues..................................    1,496,459      1,435,039      969,444
EXPENSES
Compensation and benefits.................................      433,363        412,391      257,491
Communications and equipment..............................      163,594        153,735       92,322
Soft dollar and commission recapture......................      220,050        180,035       89,469
Brokerage, clearing and exchange fees.....................      146,699        137,446       78,966
Depreciation and amortization.............................       84,088         77,721       71,206
Professional fees.........................................       41,623         95,256       62,737
Occupancy.................................................       52,771         38,250       27,096
Marketing and business development........................       22,493         32,679       23,447
Other.....................................................       55,846         42,916       32,337
Restructuring.............................................       24,378             --           --
Loss of fixed assets at World Trade Center................       20,346             --           --
Insurance recovery of fixed assets lost...................      (21,000)            --           --
                                                             ----------     ----------     --------
          Total expenses..................................    1,244,251      1,170,429      735,071
                                                             ----------     ----------     --------
Income before income taxes................................      252,208        264,610      234,373
Provision for income taxes................................      107,441        116,428       98,255
                                                             ----------     ----------     --------
          Net income......................................   $  144,767     $  148,182     $136,118
                                                             ==========     ==========     ========
Basic and diluted earnings per share......................   $     0.63     $     0.72     $   0.66
Weighted average shares outstanding -- basic..............      230,561        206,900      206,900
Weighted average shares outstanding -- diluted............      230,564        206,900      206,900

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND TOTAL COMPREHENSIVE INCOME

                                                                                       ACCUMULATED
                                                              ADDITIONAL                  OTHER
                                       HISTORICAL    COMMON    PAID IN     RETAINED   COMPREHENSIVE
                           SHARES        EQUITY      STOCK     CAPITAL     EARNINGS      INCOME
                         -----------   -----------   ------   ----------   --------   -------------
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
As of December 31,
  1998.................                $   699,994                                       $3,028
Net income.............                    136,118
Currency translation
  adjustment...........                      3,028                                       (7,601)
Capital contribution...                     44,275
Dividend to Parent.....                   (100,000)
                         -----------   -----------   ------   ----------   -------       ------
As of December 31,
  1999.................                    783,415      --            --        --       (4,573)
Net income.............                    148,182
Currency translation
  adjustment...........                     (4,573)                                       2,544
Stock options
  granted..............                     23,271
Stock options
  forfeited............                     (1,932)
Amortization of stock
  options granted......
                         -----------   -----------   ------   ----------   -------       ------
As of December 31,
  2000.................                    948,363      --            --        --       (2,029)
Net income January 1,
  2001 to May 17,
  2001.................                     70,651
Return of capital......                                         (150,000)
Conversion from limited
  liability company to
  corporation..........  206,900,000    (1,019,014)  $2,437   $1,016,577
Net proceeds from
  initial public
  offering.............   36,800,000                             486,916
Net income May 17, 2001
  to December 31,
  2001.................                                                    $74,116
Issuance of shares for
  stock option
  exercises............       19,280                                 279
Tax benefit related to
  options exercised....                                               28
Stock options
  forfeited............                                           (3,365)
Amortization of stock
  options granted......
Currency translation
  adjustment...........                                                                   1,303
Issuance of shares for
  acquisition..........    4,629,427                    46        46,091
Issuance of shares to a
  Board member.........        2,632                    --            25
                         -----------   -----------   ------   ----------   -------       ------
As of December 31,
  2001.................  248,351,339            --   $2,483   $1,396,551   $74,116       $ (726)
                         ===========   ===========   ======   ==========   =======       ======


                                           TOTAL           TOTAL
                           UNEARNED     STOCKHOLDERS   COMPREHENSIVE
                         COMPENSATION      EQUITY         INCOME
                         ------------   ------------   -------------
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
As of December 31,
  1998.................                  $  703,022
Net income.............                     136,118      $136,118
Currency translation
  adjustment...........                      (4,573)       (4,573)
Capital contribution...                      44,275
Dividend to Parent.....                    (100,000)
                           --------      ----------      --------
As of December 31,
  1999.................          --         778,842      $131,545
                                                         ========
Net income.............                     148,182       148,182
Currency translation
  adjustment...........                      (2,029)       (2,029)
Stock options
  granted..............    $(23,271)             --
Stock options
  forfeited............       1,932              --
Amortization of stock
  options granted......       2,341           2,341
                           --------      ----------      --------
As of December 31,
  2000.................     (18,998)        927,336      $146,153
                                                         ========
Net income January 1,
  2001 to May 17,
  2001.................                      70,651        70,651
Return of capital......                    (150,000)
Conversion from limited
  liability company to
  corporation..........                          --
Net proceeds from
  initial public
  offering.............                     486,916
Net income May 17, 2001
  to December 31,
  2001.................                      74,116        74,116
Issuance of shares for
  stock option
  exercises............                         279
Tax benefit related to
  options exercised....                          28
Stock options
  forfeited............       3,365              --
Amortization of stock
  options granted......       5,718           5,718
Currency translation
  adjustment...........                       1,303         1,303
Issuance of shares for
  acquisition..........                      46,137
Issuance of shares to a
  Board member.........                          25
                           --------      ----------      --------
As of December 31,
  2001.................    $ (9,915)     $1,462,509      $146,070
                           ========      ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 144,767   $ 148,182   $ 136,118
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................     84,088      77,721      71,206
  Deferred tax assets, net..................................     24,752     (35,898)     (5,855)
  Stock based compensation, net.............................      9,055       2,341          --
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations...........   (240,692)    (70,000)         --
  Securities borrowed.......................................   (210,089)   (105,715)    (51,713)
  Receivable from broker-dealers............................    239,123    (225,324)   (295,157)
  Receivable from customers.................................     80,800     (39,074)    (72,451)
  Commissions and other receivables, net....................      7,582     (33,817)    (32,952)
  Receivable from Parent....................................         --          --      12,455
  Receivable from affiliates, net...........................     14,267     (14,267)      2,339
  Other assets..............................................     13,703     (51,185)    (32,779)
Increases/(decreases) in operating liabilities:
  Short-term borrowings.....................................    (47,773)    (77,938)    119,664
  Securities loaned.........................................    257,000          --          --
  Payable to broker-dealers.................................   (172,914)    194,707     304,185
  Payable to customers......................................     42,937     221,077       4,327
  Taxes payable.............................................    (20,287)     22,417      (7,784)
  Payable to Parent.........................................    (20,234)     10,104      12,384
  Payable to affiliates, net................................     12,707      (2,372)      2,372
  Accrued compensation......................................    (74,592)     56,025      24,154
  Accounts payable, accrued expenses and other
    liabilities.............................................     92,817      70,023      56,772
                                                              ---------   ---------   ---------
    Cash provided by operating activities...................    237,017     147,007     247,285
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value.........................    (50,886)     29,504     (24,232)
  Investments...............................................     (8,098)    (35,434)    (47,767)
  Proceeds from sale of fixed assets to affiliate...........      7,867      17,300          --
  Purchase of fixed assets and leasehold improvements.......   (113,691)    (92,645)   (105,482)
  Acquisitions of businesses, net of assets acquired and
    liabilities assumed.....................................    (71,157)    (48,500)     (3,881)
  Loss of fixed assets at World Trade Center................     20,346          --          --
  Insurance recovery of fixed assets lost...................    (21,000)         --          --
                                                              ---------   ---------   ---------
    Cash used in investing activities.......................   (236,619)   (129,775)   (181,362)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated debt to affiliate............................         --      50,417          --
  Repayment of subordinated debt to affiliate...............    (50,417)         --          --
  Loan from Parent..........................................    150,000          --          --
  Capital distribution to Parent............................   (150,000)         --          --
  Net proceeds from initial public offering.................    486,916          --          --
  Repayment of loan from Parent.............................   (150,000)         --          --
  Proceeds from issuance of common stock....................        279          --          --
  Dividend to Parent........................................         --          --    (100,000)
  Capital contribution from Parent..........................         --          --      44,275
                                                              ---------   ---------   ---------
    Cash provided by/(used in) financing activities.........    286,778      50,417     (55,725)
                                                              ---------   ---------   ---------
Effect of exchange rate differences in cash and cash
  equivalents...............................................      1,303      (1,972)         43
                                                              ---------   ---------   ---------
Increase/(decrease) in cash and cash equivalents............    288,479      65,677      10,241
Cash and cash equivalents, beginning of year................    415,199     349,522     339,281
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $ 703,678   $ 415,199   $ 349,522
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   8,108   $   7,042   $     337
  Cash paid for taxes.......................................  $  95,013   $ 139,403   $  95,828
NONCASH ACTIVITIES:
  The value of common stock issued in connection with business combinations was $50,000 for the year ended December 31, 2001.
  The value of common stock issued to a Board member was $25.
  The Company exchanged its members' units for common stock as of December 31, 2001.

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders through Instinet Global Holdings, Inc. ("IGHI"). The Company is 83.3% owned by a subsidiary of Reuters Group PLC ("Reuters" or "Parent"). The Company's primary operating subsidiaries are:

     - Instinet Corp. ("ICorp."), a U.S. registered broker-dealer which provides agency brokerage services to broker-dealers and institutional customers primarily through its automated real-time trading system.

     - Instinet Clearing Services, Inc. ("ICS"), a U.S. registered broker-dealer which provides execution and clearing services to affiliates and unaffiliated broker-dealers in the United States.

     - Instinet Fixed Income, Inc., a U.S. registered broker-dealer which provides agency brokerage services for banks and broker-dealers trading U.S. government and agency securities.

     - Lynch, Jones & Ryan, Inc. ("LJR"), a U.S. registered broker-dealer offering specialized brokerage, research and commission recapture services to pension plan sponsors and managers.

     - Instinet International Corp., a Delaware holding company which, through its locally registered broker-dealer subsidiaries, provides agency and other brokerage services in equity and fixed income securities to broker-dealers and institutional customers in Europe, Asia and Canada.

     - ProTrader Securities Corp. ("ProTrader"), a U.S. registered broker-dealer which provides direct access execution and advanced trading technology primarily to professional and non-institutional traders, active fund managers and hedge funds.

2.  REORGANIZATION AND INITIAL PUBLIC OFFERING

     Prior to September 30, 2000, Reuters ownership of the Company's global agency brokerage operations was structured such that its U.S. operations were owned through a U.S.-based holding company, and its European and Asian operations were owned through European-based holding companies. Effective September 30, 2000, Instinet reorganized its worldwide operations to combine all of Instinet's operations under one holding company structure. The reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

     On October 5, 2000, the board of directors of Reuters created and authorized a sub-committee to approve an initial public offering of Instinet. On February 6, 2001, the sub-committee authorized the filing of a registration statement with the Securities and Exchange Commission in connection with the initial public offering. On May 9, 2001, the Company converted from a limited liability company to a corporation in the state of Delaware and on May 23, 2001, the Company completed its initial public offering. In that offering, the Company sold 36,800,000 shares of common stock and received net proceeds of approximately $487 million after deducting offering expenses and repayment of an advance to the Company of $150 million by Reuters.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation.

                          INSTINET GROUP INCORPORATED

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  TRANSACTION FEES

     Transaction fees and related expenses arising from securities brokerage transactions are recorded on a trade date basis.

  SOFT DOLLAR AND COMMISSION RECAPTURE

     Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products as well as payments made as part of the Company's commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

  INVESTMENTS

     Investments are stated at estimated fair value as determined in good faith by management. Generally, management will initially value investments at cost and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

     Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount which the Company could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

     Unrealized gains and losses from investments are included in investment income on the consolidated statements of income.

  DEPRECIATION AND AMORTIZATION OF FIXED ASSETS ($ IN THOUSANDS)

     Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost, net of accumulated depreciation and amortization of $373,689 and $300,286 as of December 31, 2001 and 2000, respectively. Depreciation and amortization expense was $75,978, $70,216 and $66,590 for the years ended December 31, 2001, 2000 and
1999, respectively.

                          INSTINET GROUP INCORPORATED

  ACQUISITIONS AND GOODWILL ($ IN THOUSANDS)

     All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill on the consolidated statements of financial condition.

     The carrying value of goodwill is reviewed on a periodic basis for impairment based upon the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is impaired, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the discounted cash flows.

     In accordance with SFAS 142 "Goodwill and other Intangible Assets," goodwill existing as of June 30, 2001 was amortized until December 31, 2001. For goodwill arising from acquisitions after June 30, 2001, the Company did not amortize goodwill but reviewed it for impairment in accordance with the Company's impairment policy, noted above. After December 31, 2001, the Company will review all goodwill for impairment in accordance with SFAS 142.

     Pursuant to the purchase method, the results of operations, changes in stockholders' equity and cash flows of acquired companies and businesses are included in consolidated operations only for those periods following the date of their acquisition.

  INTANGIBLE ASSET

     The identifiable intangible asset consists primarily of intellectual property and related technology in connection with the Company's acquisition of ProTrader in October 2001. The intangible asset is being amortized on a straight line basis over its estimated useful life of 7 years. Intangible asset is stated net of accumulated amortization of $2,358. Amortization expense was $2,358 for the period ended December 31, 2001.

  MARKETING AND BUSINESS DEVELOPMENT

     Advertising costs are expensed when incurred.

  SOFTWARE COSTS

     Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, which are reflected as fixed assets on the statements of financial condition, were $6,001 and $8,444 at December 31, 2001 and 2000. Amortization expense was $5,136, $4,431 and $6,586 for the years ended December 31, 2001, 2000 and 1999, respectively.

  INCOME TAXES

     Prior to its reorganization (Note 2), the Company's U.S. operations were included in the federal income tax returns filed by an affiliate in the United States. The Company determined its provision for federal income taxes as if it had filed separate income tax returns. After the reorganization, the Company filed a separate federal income tax return. The Company filed separate income tax returns in other countries and combined U.S. state and local income tax returns with an affiliate.

     The Company records deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes, using current tax rates. Deferred tax expenses and benefits are recognized in the consolidated statements of income for changes in deferred tax assets and liabilities.

                          INSTINET GROUP INCORPORATED

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), SFAS 123 Accounting for Stock-Based Compensation ("SFAS No. 123"), and related accounting interpretations. The Company has chosen to account for stock options granted to employees using the intrinsic value method prescribed in APB No. 25 and accordingly compensation expense is measured as the excess, if any, of the estimated fair value of the Company at the date of grant over the option exercise price and is recorded over the vesting period. For options granted to non-employees, the Company uses the fair value method prescribed in SFAS No. 123 and accordingly records compensation expense over the vesting period. See Note 7 for the pro forma disclosures required by SFAS No. 123.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  SECURITIES OWNED ($ IN THOUSANDS)

     Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the consolidated statement of income. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
U.S. government and federal agency obligations..............  $ 42,446   $167,360
Municipal bonds.............................................    73,637         --
Corporate bonds.............................................    72,408         --
Foreign sovereign obligations...............................    18,317     10,981
Shares of stock exchanges...................................    29,199      6,780
                                                              --------   --------
          Total.............................................  $236,007   $185,121
                                                              ========   ========

  SECURITIES BORROWED AND LOANED

     Securities borrowed and loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed require the Company to deposit cash with the lender. For securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

  RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS

     Receivable from broker-dealers are primarily comprised of fails to deliver. Fails to deliver arise when the Company does not deliver securities on settlement date. The Company records the selling price as a receivable due from the purchasing broker-dealer. The receivable is collected upon delivery of the securities. Payable to broker-dealers are primarily comprised of fails to receive. Fails to receive arise when the Company does not receive securities on settlement date. The Company records the amount of the purchase price as a payable due to the selling broker-dealer. The liability is paid upon receipt of the securities.

                          INSTINET GROUP INCORPORATED

  RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

     Receivable from customers primarily represent customer debit balances and payable to customers represent free credit balances in customer accounts.

  COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

     Commissions and other receivables are reported net of a provision for doubtful accounts. The following table summarizes the activity in the Company's allowance for doubtful accounts:

                                              BALANCE AT   ADDITIONS    AMOUNTS   BALANCE AT
                                              BEGINNING    CHARGED TO   WRITTEN     END OF
                                              OF PERIOD     EXPENSE       OFF       PERIOD
                                              ----------   ----------   -------   ----------
For the year ended December 31, 2001........    $3,186       $6,313     $(2,027)    $7,472
For the year ended December 31, 2000........    $1,941       $1,850     $  (605)    $3,186
For the year ended December 31, 1999........    $1,330       $1,334     $  (723)    $1,941

  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Transactions involving purchases of securities under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale amounts plus accrued interest. It is the Company's policy to take possession of securities with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Company's policy to value collateral daily and to obtain additional collateral, or to retrieve excess collateral from counter-parties, when deemed appropriate.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive income on the consolidated statements of changes in stockholders' equity.

  DERIVATIVES

     The Company may enter into forward foreign currency contracts to facilitate customers' settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are entered into with third parties and with terms generally identical to its customers' transactions, thereby mitigating exposure to currency risk. Forward foreign currency contracts generally do not extend beyond 14 days and realized and unrealized gains and losses resulting from these transactions are recognized in the consolidated statements of income as transaction fees in the period during which they are incurred. These activities have not resulted in a material impact to the Company's operations to date.

4.  GOODWILL AND ACQUISITIONS ($ IN THOUSANDS)

     Instinet Corporation was acquired by Reuters in 1987. For purposes of preparing the consolidated financial statements of the Company, the $96,893 excess over the fair value of the net assets acquired by Reuters was recorded by the Company as goodwill.

                          INSTINET GROUP INCORPORATED

     Goodwill arising from acquisitions of businesses, as well as the acquisition of Instinet Corporation by Reuters, was amortized on a straight-line basis over periods of 15 to 20 years until December 31, 2001. Goodwill is stated at cost, net of accumulated amortization of $76,608 and $70,498 as of December 31, 2001 and 2000, respectively. Goodwill amortization was $8,110, $7,505 and $4,616 for the years ending December 31, 2001, 2000 and 1999, respectively.

     A description of the Company's significant acquisitions prior to December 31, 2001, including the date acquired, purchase price (including acquisition costs) and goodwill recognized, is as follows:

     - Montag Popper & Partner GmbH, a German fixed income broker-dealer, was acquired in October 1999 for $5,989. The $3,881 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     - LJR was acquired in February 2000 for $49,500. The $48,500 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     - In October 2001, the Company acquired ProTrader, a U.S. registered broker-dealer which provides direct access execution and advanced trading technology primarily to professional and non-institutional traders, active fund managers and hedge funds. The Company believes this acquisition will enhance its customer interface and order routing technology. The Company agreed to acquire ProTrader for $100 million in cash and 5.02 million shares of Instinet common stock valued in aggregate at $50 million, based on the average share price of Instinet stock for the seven trading days prior to closing. Direct capitalizable costs associated with this transaction were $2,806. On October 1, 2001, the Company acquired approximately 92% and acquired the remaining 8% on January 3, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

  Assets:
    Current and long term assets..............................  $ 19,062
    Intangible asset..........................................    71,777
    Goodwill..................................................    70,583
                                                                --------
            Total assets acquired.............................   161,422
  Liabilities assumed.........................................    (8,616)
                                                                --------
  Net assets acquired.........................................  $152,806
                                                                ========

      Of the consideration paid, approximately 50% of the excess purchase price over net assets was assigned to an intangible asset, consisting of intellectual property and the related technology of ProTrader, which was recorded on their books at historical cost and the remaining amount to goodwill. The amount of goodwill expected to be deductible for tax purposes is $16,804.

     Pursuant to the purchase method of accounting, the accompanying consolidated statements of income reflect the results of operations of the aforementioned entities and businesses subsequent to the date of acquisition. Pro forma consolidated results after giving effect to the acquisition as of the beginning of the year preceding the year in which the acquisition occurred would not have been materially different from the reported amounts.

5.  INVESTMENTS ($ IN THOUSANDS)

     From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period results from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments

                          INSTINET GROUP INCORPORATED
made in non-U.S. dollars. A description of the Company's more significant investments, including date of investment, invested amount and percentage of ownership are as follows:

     - WR Hambrecht + Co ("Hambrecht") -- In 1999 and 2000, the Company made investments totaling $27,500, now representing a 7.8% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of December 31, 2001 and 2000, the Company carried its investment at estimated fair value of $16,450 and $27,500, respectively.

     - TP Group LDC -- In 1999 and 2000, the Company made investments, and also sold certain portions of its investment, in TP Group LDC, now representing a 13.8% interest. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. As of December 31, 2001 and 2000, the Company carried its investment at estimated fair value of $8,816 and $6,907, respectively.

     - Archipelago Holdings LLC ("Archipelago") -- In 1999, the Company made an investment of 15,528 GBP, now representing a 9.6% voting interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. As of December 31, 2001 and 2000, the Company carried its investment at estimated fair value of $40,000 and $23,137, respectively.

     - Vencast, Inc. ("Vencast") -- In 2000 and 2001, the Company made investments of 5,031 GBP and $1,500, respectively, now representing a 48.5% interest, in Vencast. Vencast provides solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of December 31, 2001, the Company carried its investment at $2,373, as determined under the equity method. As of December 31, 2000, the Company carried its investment at estimated fair value of $7,496.

     - The Nasdaq Stock Market, Inc. ("Nasdaq") -- In 2000, the Company made an investment of $15,475 in Nasdaq and at December 31, 2001, ProTrader carried an investment in Nasdaq of $261. As of December 31, 2001 and 2000, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

     - Tradeware S.A. ("Tradeware") -- In 2000, the Company made investments of 4,000 euros, and in 2001, 66,925 Belgian francs and 1,500 euros, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of December 31, 2001 and 2000, the Company carried its investment at $4,492 and $3,723, respectively, as determined under the equity method.

     - Knight Roundtable Europe Ltd. ("Roundtable") -- In 2001, the Company made an investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. As of December 31, 2001, the Company carried its investment at estimated fair value of $250.

     - JapanCross Securities Co. Ltd. ("JapanCross") -- In 2001, the Company made a series of investments totaling $3,782, now representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of December 31, 2001, the Company carried its investment at $3,782 as determined under the equity method.

                          INSTINET GROUP INCORPORATED

6.  SHORT-TERM BORROWINGS ($ IN THOUSANDS)

     Short-term borrowings represent amounts borrowed on uncommitted bank lines of credit, which provide for borrowings for operational and general corporate purposes which generally bear interest rates that approximate the Federal Funds rate in the United States and euro or pound sterling LIBOR rates in Europe. The following is a summary of short-term borrowings information:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------   ----------   --------
Average amount outstanding during each period:
  U.S. dollar denominated...........................  $ 15,390   $    5,970   $    128
  Non-U.S. dollar denominated.......................    65,055      153,136     25,290
                                                      --------   ----------   --------
          Total.....................................  $ 80,445   $  159,106   $ 25,418
                                                      ========   ==========   ========
Maximum amount outstanding during each period:
  U.S. dollar denominated...........................  $ 90,714      114,000   $ 10,800
  Non-U.S. dollar denominated.......................   145,614      913,279    201,013
                                                      --------   ----------   --------
          Total.....................................  $236,328   $1,027,279   $211,813
                                                      ========   ==========   ========

     Weighted average interest rates for U.S. dollar and non-U.S. dollar denominated obligations are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
U.S. dollar denominated:
  Weighted average interest rate during each period.........  5.34%    6.67%    5.78%
  Weighted average interest rate at each period end.........  5.02     7.06     5.94
Non-U.S. dollar denominated:
  Weighted average interest rate during each period.........  3.75     5.86     3.74
  Weighted average interest rate at each period end.........  4.65     6.21     4.75

7.  STOCK-BASED COMPENSATION ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  INSTINET PLAN

     Substantially all employees and certain directors of the Company and certain employees of Radianz who were previously employees of the Company (Note
12) participate in the Company's stock option plan ("Instinet Plan"), which was adopted in February 2000. Under the Instinet Plan, options on the Company's common shares are issued for terms of 7 years, vesting over 4 years, one quarter on the first anniversary of grant and 1/36 on the last day of each month thereafter. Subject to vesting and expiration provisions, participant exercise rights occur upon an initial public offering or six and one-half years from the original grant date. The options are exercisable at the estimated fair market value of the shares on the date the options were issued. The terms for options granted to employees and non-employees are the same.

                          INSTINET GROUP INCORPORATED

     A summary of the Instinet Plan stock option activity is as follows:

                                                    WEIGHTED                          WEIGHTED
                                 DECEMBER 31,   AVERAGE EXERCISE   DECEMBER 31,   AVERAGE EXERCISE
                                     2001         PRICE/OPTION         2000         PRICE/OPTION
                                 ------------   ----------------   ------------   ----------------
Outstanding, beginning of
  period.......................    7,003,969         $14.86                --              --
Granted........................   17,056,356          16.51         7,611,703          $14.83
Forfeited......................    2,936,849          17.16           607,734           14.54
Exercised......................       19,280          14.53                --              --
                                  ----------                        ---------
Outstanding, end of period.....   21,104,196          16.03         7,003,969           14.86

Exercisable at end of period...    2,458,784         $14.82                --              --

     A summary of the Instinet Plan stock option information is as follows:

                                                      DECEMBER 31, 2001   DECEMBER 31, 2000
                                                      -----------------   -----------------
Exercise price range................................  $9.18 to $19.68     $14.52 to $19.00
Weighted average remaining contractual life.........     6.1 years           5.8 years
Expiration dates....................................  August 2006 to      August 2006 to
                                                       November 2008         April 2007

     Options outstanding as of December 31, 2001 are as follows:

                                                                             WEIGHTED AVERAGE
                                              OPTIONS     WEIGHTED AVERAGE    REMAINING LIFE
EXERCISE PRICE                              OUTSTANDING    EXERCISE PRICE        (YEARS)
--------------                              -----------   ----------------   ----------------
$9.18 to $14.50...........................   7,718,884         $14.12              6.45
$14.52 to $19.68..........................  13,385,312         $17.14              5.83
                                            ----------
                                            21,104,196

     On September 2, 2000, the board of directors of the Company approved a modification to the Instinet Plan changing the exercise terms. Accordingly, the Company recorded as unearned compensation the difference between the exercise price of the option and estimated fair market value of the Company as of the date of modification for options granted to employees. For options granted to non-employees, the Company recorded the estimated fair value of the option on the date of modification as unearned compensation using the Black-Scholes option pricing model with the following assumptions: dividend yield, 0%; expected volatility, 68.48%; risk free interest rate, 5.95%; and expected life, in years,
7. The Company recorded $22,553 and $718 for employees and non-employees, respectively, as unearned compensation and as a separate component of stockholders' equity. These amounts are amortized in accordance with the remaining vesting provision.

     In May 2001, the Company adjusted the shares and exercise price of its existing options as a result of its conversion from a limited liability company to a corporation in connection with its initial public offering (Note 2) at a conversion rate of 1.033209. There was no change in the economic value for each option granted.

  REUTERS PLANS

     Certain employees of the Company participate in the following Reuters stock option plans (collectively, the "Reuters Plans").

     - Save As You Earn Plan ("SAYE Plan") -- Reuters introduces a new SAYE plan each year. For U.S.-based employees, options are issued on Reuters American Depositary Shares ("ADS"). SAYE

                          INSTINET GROUP INCORPORATED
       options are issued for terms of 4.5 or 6.5 years, vest over a 3 or 5 year period, respectively, and are exercisable at the market price of the ADS on the date of grant. The Company will contribute 20% of the exercise price of the option to U.S.-based employees when exercised. For non-U.S.-based employees, options are issued on Reuters ordinary shares. Options are issued for terms similar to the U.S.-based employees, however, they have an exercise price 20% less than the market price of the ordinary shares on the date of grant. Accordingly, the Company recorded as deferred compensation the intrinsic value of the stock options awarded which is recognized over the vesting period. The following table summarizes Reuters ADS and ordinary share options issued under the Reuters SAYE Plan as of December 31, 2001 and 2000:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                            WEIGHTED AVERAGE      REMAINING
                                                             EXERCISE PRICE      CONTRACTUAL
                                      OPTIONS OUTSTANDING      ($/OPTION)       LIFE (YEARS)
                                      -------------------   -----------------   -------------
                                         DECEMBER 31,         DECEMBER 31,      DECEMBER 31,
                                      -------------------   -----------------   -------------
PLAN                                    2001       2000      2001      2000     2001    2000
----                                  --------   --------   -------   -------   -----   -----
ADS
1998 SAYE...........................    9,826     23,665    $58.88    $58.86     1.8     1.6
1999 SAYE...........................    9,843      9,843     82.06     82.06     1.6     2.6
                                      -------    -------
                                       19,669     33,508
ORDINARY SHARES
1996 SAYE...........................   10,209     10,495    $ 8.60    $ 9.32     0.3     1.3
1997 SAYE...........................   23,051     25,116      7.16      7.77     0.8     1.8
1998 SAYE...........................   21,790     55,584      6.84      7.41     1.8     1.6
1999 SAYE...........................   65,242     70,891      9.54     10.34     1.4     2.4
2000 SAYE...........................   80,512     80,512     14.19     15.38     2.7     3.7
2001 SAYE...........................   38,759         --     14.58        --     3.3      --
                                      -------    -------
                                      239,563    242,598

     - Plan 2000 -- Reuters introduced the Plan 2000 option plan in 1998, under which employees may be entitled to a single option award to acquire 2000 shares of Reuters ordinary shares. Options are issued for terms of 7 years, vest after a 3 year period and are exercisable at the market price of the ordinary share on the date of grant. The following table summarizes Reuters ordinary share options issued under the Reuters Plan 2000 as of December 31, 2001 and 2000:

                                                                            WEIGHTED AVERAGE
                                                        WEIGHTED AVERAGE       REMAINING
                                                         EXERCISE PRICE     CONTRACTUAL LIFE
                                 OPTIONS OUTSTANDING       ($/OPTION)           (YEARS)
                                ---------------------   -----------------   ----------------
                                    DECEMBER 31,          DECEMBER 31,        DECEMBER 31,
                                ---------------------   -----------------   ----------------
PLAN                              2001        2000       2001      2000     2001       2000
----                            ---------   ---------   -------   -------   -----      -----
1998 Plan 2000................  1,360,000   1,378,000   $ 7.87    $ 8.53     3.8        4.8
1999 Plan 2000................    334,000     336,000    11.64     12.62     4.3        5.3
                                ---------   ---------
                                1,694,000   1,714,000

                          INSTINET GROUP INCORPORATED

     Reuters ADS option activity under the Reuters SAYE Plan is as follows:

                                           WEIGHTED              WEIGHTED              WEIGHTED
                                           AVERAGE               AVERAGE               AVERAGE
                                DEC. 31,   EXERCISE   DEC. 31,   EXERCISE   DEC. 31,   EXERCISE
                                  2001      PRICE       2000      PRICE       1999      PRICE
                                --------   --------   --------   --------   --------   --------
Number outstanding, beginning
  of period...................   33,508     $65.89     33,711     $65.65     70,252     $34.49
Granted.......................       --         --         --         --      9,843      82.06
Exercised.....................      516      58.88         --         --     40,876      21.86
Forfeited.....................   13,323      58.88        203      58.88      5,508      22.53
                                 ------                ------                ------
Number outstanding, end of
  period......................   19,669     $70.48     33,508     $65.89     33,711     $65.65
Exercisable, end of period....       --         --         --         --         --         --

     Reuters ordinary shares option activity is as follows:

                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                         DEC. 31,    EXERCISE   DEC. 31,    EXERCISE   DEC. 31,    EXERCISE
                           2001       PRICE       2000       PRICE       1999       PRICE
                         ---------   --------   ---------   --------   ---------   --------
Number outstanding,
  beginning of
  period...............  1,956,598    $ 9.54    1,975,452    $ 9.55    1,652,817    $ 8.85
Granted................     38,759     14.19       82,507     15.38      406,891     12.77
Exercised..............     44,981      7.55       98,977      6.34       78,648      7.18
Forfeited..............     16,813      7.62        2,384     14.13        5,608      7.81
                         ---------              ---------              ---------
Number outstanding, end
  of period............  1,933,563    $ 8.95    1,956,598    $ 9.54    1,975,452    $ 9.55
Exercisable, end of
  period...............         --        --           --        --           --        --

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock-Based Compensation, and related accounting interpretations for all of its stock option plans referred to above, and accordingly, the Company recorded as compensation expense the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   -------   -----
                                                                   (IN THOUSANDS)
Instinet Plan...............................................  $5,718    $2,341      --
Reuters Plans...............................................     261       333     268
                                                              ------    ------    ----
          Total.............................................  $5,979    $2,674    $268
                                                              ======    ======    ====

     The weighted average estimated fair value of the Instinet Plan options granted during the years ended December 31, 2001 and 2000 was $5.80 and $10.93 per option, respectively. The weighted average estimated fair value of the Reuters Plans ordinary share options granted during the years ended December 31, 2001 and 2000 was $8.58 and $9.04 per option, respectively. Had the Company determined compensation cost based on the estimated fair value at the grant dates for the Instinet Plan and Reuters Plans options under SFAS

                          INSTINET GROUP INCORPORATED

No. 123, the Company's net income for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net income as reported...............................  $144,767   $148,182   $136,118
Pro forma net income.................................    91,177    140,652    135,369
EPS as reported -- basic and diluted.................  $   0.63   $   0.72   $   0.66
Pro Forma EPS -- basic and diluted...................      0.40       0.68       0.65

     The fair value of each option granted is estimated as of its respective grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                          EXPECTED
                                                  DIVIDEND    EXPECTED      RISK FREE     LIFE, IN
PLAN                                               YIELD     VOLATILITY   INTEREST RATE    YEARS
----                                              --------   ----------   -------------   --------
Instinet Plan (for the year ended December 31,
  2000).........................................       0%      69.50%         4.38%          7
Instinet Plan (for the year ended December 31,
  2001).........................................       0       68.48          6.54           7
1996 SAYE.......................................    1.47       23.79          7.00        3 or 5
1997 SAYE.......................................    1.47       23.79          7.00        3 or 5
1998 SAYE.......................................    1.50       21.64          6.78        3 or 5
1999 SAYE.......................................    1.70       23.69          5.24        3 or 5
2000 SAYE.......................................    1.30       47.90          6.76        3 or 5
2001 SAYE.......................................    1.33       48.84          6.77        3 or 5
1998 Plan 2000..................................    1.70       34.30          6.00           3
1999 Plan 2000..................................    1.70       34.30          5.23           3

8.  EMPLOYEE BENEFIT PLANS ($ IN THOUSANDS)

     The Company participates in various Reuters pension plans around the world. The U.S. employees are eligible to participate in the Reuters 401(k) plan. The majority of non-U.S. employees who joined the Company prior to April 1999 are eligible to participate in Reuters Pension Fund ("RP Fund"). The majority of non-U.S. employees who joined after April 1999 are eligible to participate in the Reuters Retirement Plan ("RR Plan"). Each of these plans is supplemented by non-qualified plans that allow for contributions above limits imposed by local taxing authorities. Funding is provided by voluntary contributions from members of the plans and contributions from the Company. U.S. employees can contribute up to 13% of their annual base salary to the 401(k) plan and the Company contributes 8.125% of the employees' annual base salary. For the RR Plan, non-U.S. employees can contribute up to 4% of their annual base salary and the Company contributes 7% of their annual base salary. For the RP Fund, non-U.S. employees can contribute up to 6% of their annual base salary and the Company contributes 10.025% of their annual base salary. All plans are administered by third parties.

     Certain employees of the Company also participate in a long-term performance-based incentive compensation plan ("Long term plan"). Under the Long term plan, a portion of the operating earnings of the Company exceeding certain predetermined targets aggregated over a four-year period (a "Performance Period") are distributed to participants. A new Performance Period is started each January and as of December 31, 2001 and 2000, there were one and two Long term plans in effect, respectively.

     Substantially all employees of the Company are eligible to participate in Reuters employee stock purchase plan ("ESP Plan") where employees can contribute up to a predetermined limit of their salary

                          INSTINET GROUP INCORPORATED
towards the purchase of Reuters common shares for non-U.S. employees or ADS for U.S. employees. The Company may contribute 20% of the employees' contribution to the plan.

     Reuters also provides certain employees of the Company with post retirement benefits such as healthcare and life insurance. Eligible employees are those who retire from the Company at normal retirement age.

     The Company's expenses related to the employee benefit plans referred to above are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
PLAN                                                        2001      2000     1999
----                                                       -------   ------   -------
Pension plans............................................  $12,937   $6,981   $ 5,878
Long term plan...........................................    9,405    9,918    13,197
ESP plan.................................................      206      191       170
Post retirement benefits.................................    1,358      986       834

     In addition, certain employees of the Company are eligible to participate in the Instinet Management Deferral Plan (the "Deferral Plan"). Under the Deferral Plan, employees can voluntarily defer a portion of their compensation for a period of five years by investing in certain employer provided investment options administered by ICS. The participating employees bear the entire risk of each investment election. Deferred compensation as of December 31, 2001 and 2000 was $42,577 and $53,696, respectively.

9.  NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

     The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of December 31, 2001, ICS, which is the counterparty to each of our customer transactions, had net capital of $260.0 million, which was $256.4 million in excess of its required net capital of $3.5 million. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

     The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2001 and 2000, these subsidiaries had met their local capital adequacy requirements.

10.  COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

  LITIGATION

     In the normal course of conducting its securities business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

                          INSTINET GROUP INCORPORATED

  LEASES

     The Company leases office space and equipment under noncancellable operating leases with third parties and Reuters extending for periods in excess of one year. Certain leases contain renewal options and escalation clauses. Future minimum rental commitments under the Company's leases are as follows:

Year ending December 31, 2002...............................  $ 30,338
Year ending December 31, 2003...............................    27,494
Year ending December 31, 2004...............................    22,316
Year ending December 31, 2005...............................    18,539
Year ending December 31, 2006...............................    17,253
Thereafter..................................................   203,911

     Rental expense amounted to $32,299, $23,238, and $16,222 for the years ended December 31, 2001, 2000 and 1999, respectively.

  OTHER COMMITMENTS AND CONTINGENCIES

     The Company has received letter of credit agreements totaling $175,183, $343,313 and $200,000 for the years ended December 31, 2001, 2000 and 1999 as guarantees to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. The Company pays an annual fee of one half of one percent of the value of the letter of credit.

11.  INCOME TAXES ($ IN THOUSANDS)

     The provision for income tax consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Current:
  Federal............................................  $ 61,751   $102,869   $ 72,654
  State..............................................    19,463     40,097     27,454
  Foreign............................................     1,187      9,029      4,004
                                                       --------   --------   --------
          Total current..............................    82,401    151,995    104,112
  Deferred:
  Federal............................................    14,113    (27,352)    (4,038)
  State..............................................     3,726     (9,037)    (1,696)
  Foreign............................................     7,201        822       (123)
                                                       --------   --------   --------
          Total deferred.............................    25,040    (35,567)    (5,857)
                                                       --------   --------   --------
          Total provision for income taxes...........  $107,441   $116,428   $ 98,255
                                                       ========   ========   ========

                          INSTINET GROUP INCORPORATED

     The temporary differences which have created deferred tax assets and liabilities, are detailed below:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Deferred tax assets:
  Depreciation and amortization.............................  $ 12,104   $12,947
  Deferred compensation.....................................    25,246    32,474
  Development costs.........................................        --    21,259
  Net operating losses......................................     5,170     1,506
  Accruals and allowances...................................    24,449    14,673
  Unrealized gains and losses on securities owned...........     3,190        --
                                                              --------   -------
          Total deferred tax assets.........................    70,159    82,859
Deferred tax liabilities
  Goodwill..................................................        --      (659)
  Unrealized gains on securities owned......................   (12,835)   (3,978)
                                                              --------   -------
          Total deferred tax liabilities....................   (12,835)   (4,637)
                                                              --------   -------
Valuation allowance.........................................    (5,159)   (1,305)
                                                              --------   -------
Deferred tax assets, net....................................  $ 52,165   $76,917
                                                              ========   =======

     Management believes that it is more likely than not that the tax assets, net of the valuation allowance will be realized. The valuation allowance relates to operating losses in certain non-U.S. subsidiaries that may not be realized in the future.

     The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2001   2000    1999
                                                              ----   -----   -----
U.S. Federal income tax rate................................  35.0%   35.0%   35.0%
State and local income tax, net of Federal income tax
  benefit...................................................   5.2     8.5     7.6
Foreign income taxes........................................   1.8     0.5    (0.9)
Permanent differences.......................................   1.3    (0.1)    1.0
Miscellaneous...............................................  (0.7)    0.1    (0.8)
                                                              ----   -----   -----
                                                              42.6%   44.0%   41.9%
                                                              ====   =====   =====

12.  RELATED PARTY TRANSACTIONS ($ IN THOUSANDS)

     The Company transacts business and has extensive relationships with Reuters and its related parties. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. A description of these transactions and relationships is set forth below:

     The Company receives Reuters data consisting of news and information which is used by the Company as well as distributed to its customers. For the years ended December 31, 2001, 2000 and 1999, the Company has recorded as expense $13,849, $12,321 and $8,736, respectively, related to these services.

                          INSTINET GROUP INCORPORATED

     Reuters provides certain operational and administrative support and other general corporate services to the Company. For the years ended December 31, 2001, 2000, and 1999, the Company recorded as expense $31,228, $41,239 and $15,814, respectively, related to these services.

     In June 2000, the Company sold at book value all of its equipment related to its telecommunications network and transferred certain employees to Radianz, a joint venture between Reuters and Equant Finance B.V., which was created to provide internet protocol networks to the financial services industry. Equant Finance B.V. is a provider of voice, data and internet services. Since June 2000, Radianz provides services related to the Company's core communications network that prior to the sale would have been provided by the Company. The Company, by the nature of a master agreement between Reuters and Radianz, is subject to fee arrangements negotiated by Reuters. For the year ended December 31, 2001 and the period from July 2000 to December 31, 2000, the Company incurred expenses related to the Radianz agreement of $58,686 and $30,959, respectively.

     The Company performs for Reuters certain technology enhancement related services and provides trading information and use of the Company's technology platform related to its fixed income trading systems at no cost to Reuters.

     In February 2000, Reuters provided a subordinated loan to the Company of $49,000 to fund the Company's purchase of LJR. This subordinated loan bore interest at a rate based on six-month LIBOR plus 1.25% and was repaid in June 2001. For the years ended December 31, 2001 and 2000, the Company recorded interest expense related to this loan of $1,640 and 3,250, respectively.

     As of December 31, 2000, receivables from affiliates, net, included a $30,000 non-interest-bearing, secured demand note receivable. As of December 31, 2001 and 2000, all other receivables and payables with affiliates and the Parent arise from normal operating activities between the Company and Reuters and its affiliates and are generally settled on a quarterly basis.

     The Company leases office space for its corporate headquarters in New York City from an affiliate of Reuters. The lease expires in 2021 with a one time right to cancel the lease after 10 years. Payment related to this lease agreement was $8,563 for the year ended December 31, 2001.

13.  R&A SALE TO REUTERS ($ IN THOUSANDS)

     Effective September 2001, the Company sold at book value its Research and Analytics Product ("R&A") to Reuters in order to allow Instinet R&A users to participate in a much broader service and still benefit from the information currently available through R&A. Under the agreement, the Company sold to Reuters all the assets, rights, claims, contracts, licenses, trade secrets and confidential and proprietary business information, and substantially all of the R&A employees used by it in the R&A product platform. In turn, Reuters agreed to assume certain liabilities and obligations of the R&A business. The net book value of the assets sold, which consisted of computer hardware, machinery and equipment, was $7,868. The Company entered into a mutual services agreement with Reuters under which the Company will continue to assist Reuters in supporting the R&A business for up to 18 months. In addition, the Company and Reuters have agreed to allow customers of the Company who have been using the R&A product to continue to receive the service and support from Reuters. The Company incurred expense of $1,757 related to this service for the period ended December 31, 2001.

14.  SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

     The Company's activities as a provider of agency brokerage services constitute a single business segment pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The accompanying table summarizes select data about the Company's domestic and international operations. Because of the highly integrated nature of the financial markets in which the Company competes and the

                          INSTINET GROUP INCORPORATED
integration of the Company's worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
Total revenues:
  Domestic........................................  $1,132,113   $1,094,656   $722,154
  International...................................     364,346      340,383    247,290
                                                    ----------   ----------   --------
          Total...................................  $1,496,459   $1,435,039   $969,444
                                                    ==========   ==========   ========
  Income before income taxes:
  Domestic........................................  $  161,604   $  225,728   $206,765
  International...................................      90,604       38,882     27,608
                                                    ----------   ----------   --------
          Total...................................  $  252,208   $  264,610   $234,373
                                                    ==========   ==========   ========

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Identifiable assets:
  Domestic..................................................  $2,102,145   $1,579,761
  International.............................................     892,696      860,663
                                                              ----------   ----------
          Total.............................................  $2,994,841   $2,440,424
                                                              ==========   ==========

15.  RESTRUCTURING ($ IN THOUSANDS)

     In 1998, the Company began to design and develop a web-based retail brokerage operation. In December 2000, based upon a review of market conditions and an evaluation of possible alternate strategies, the Company decided to re-direct its retail brokerage efforts. As part of this redeployment, the Company recorded restructuring charges of $4.0 million and $7.5 million for the years ended December 31, 2001 and 2000, respectively, all of which has been paid as of December 31, 2001.

     In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure by approximately $70 million annually. This restructuring was completed in 2001 at a pre-tax cost of $24.4 million and included:

     - Workforce reduction -- the Company reduced its employee headcount levels by 226. The departments primarily affected were various operational areas in technology support functions, sales and trading, administrative functions and clearing operations in its U.S. and international offices. The Company recorded a pre-tax charge of approximately $21 million related to its workforce reduction.

     - Office closures -- the Company closed its office in Sydney, Australia and consolidated its European trading and clearing operations, significantly reducing the size of its Zurich office. In the U.S., the Company closed the Greenwich, Detroit and Seattle trading offices of its ProTrader subsidiary. The Company recorded a pre-tax charge of approximately $3 million related to its office closures.

     As of December 31, 2001, the Company carries a liability of $6,779 related to its restructuring on its consolidated statements of financial condition, which it expects to utilize approximately $1,085 through cash payments for lease expenses and $5,694 for severance costs through 2002.

                          INSTINET GROUP INCORPORATED

16.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. Options to purchase 21,104 shares of common stock at a weighted average exercise price of $16.03 per share were outstanding as of December 31, 2001. However, options to purchase 20,373 shares of common stock were not included in the computation of diluted EPS for the years ended December 31, 2001 and 2000, respectively, because the options were anti-dilutive. The number of common shares outstanding, both basic and diluted, for the years ended December 31, 2000 and 1999 reflects the number of shares that would have been held by Reuters after giving effect to the return of capital payment of $150,000 to Reuters and conversion of the Company from a limited liability company to a corporation, which is pushed back for EPS calculation purposes.

     Earnings per share under the basic and diluted computations are as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net income...........................................  $144,767   $148,182   $136,118
Weighted average number of common shares
  outstanding -- basic...............................   230,561    206,900    206,900
Common stock equivalent shares related to stock
  incentive plans....................................         3         --         --
Weighted average number of common shares
  outstanding -- diluted.............................   230,564    206,900    206,900
Basic earnings per share.............................  $   0.63   $   0.72   $   0.66
Diluted earnings per share...........................  $   0.63   $   0.72   $   0.66

17.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

     As of December 31, 2001 and 2000, the fair value of collateral held by the Company that can be sold or repledged totaled $607,069 and $307,424, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $548,487 and $236,000 had been sold or repledged generally to cover short sales or effect deliveries of securities as of December 31, 2001 and 2000, respectively. In addition, securities in customer accounts with a fair value of $76,462 and $104,810 could be sold or repledged by the Company as of December 31, 2001 and 2000, respectively.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the consolidated statements of financial condition. Management estimates that the aggregate net fair value of all financial instruments recognized on the consolidated statements of financial condition approximates their carrying value, as such financial instruments are short term in nature and bear interest at current market rates.

                          INSTINET GROUP INCORPORATED

19.  CONCENTRATIONS OF CREDIT, MARKET AND OTHER RISKS

     The Company is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, the Company may have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company's transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the United States and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counter-parties' financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2001, 2000 and 1999, losses from transactions in which a party refused or was unable to settle have been immaterial.

     The Company uses securities borrowed and loaned transactions to facilitate the settlement process to meet its customers' needs. Under these transactions, the Company either receives or provides collateral, generally cash or securities. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, the Company may be exposed to the market risk of acquiring the collateral at prevailing market prices.

     The Company is subject to operational, technological and settlement risks. These include the risk of potential financial loss attributable to operational factors such as untimely or inaccurate trade execution, clearance or settlement or the inability to process large volumes or transactions. The Company is also subject to risk of loss attributable to technological limitations or computer failures that may constrain the Company's ability to gather, process and communicate information efficiently, securely and without interruption.

                          INSTINET GROUP INCORPORATED

20.  QUARTERLY RESULTS (UNAUDITED)

     The following tables set forth certain unaudited consolidated quarterly statement of income data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this annual report. The results for any quarter are not necessarily indicative of results for any future period.

                                                                 QUARTER ENDED
                            ---------------------------------------------------------------------------------------
                            DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                              2001       2001        2001       2001       2000       2000        2000       2000
                            --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                (IN THOUSANDS)
REVENUES:
Transaction fees..........  $319,951   $312,546    $379,727   $415,463   $380,705   $327,920    $336,059   $340,825
Interest..................    12,449     14,254      11,575     12,807     12,257     10,031       9,969      8,214
Investments...............    17,923     (6,330)      3,689      2,405     (1,645)     9,644       1,571       (511)
                            --------   --------    --------   --------   --------   --------    --------   --------
         Total revenues...   350,323    320,470     394,991    430,675    391,317    347,595     347,599    348,528
                            --------   --------    --------   --------   --------   --------    --------   --------
EXPENSES:
Compensation and
  benefits................    86,391     92,467     120,720    133,785    111,961    105,039     101,057     94,334
Communications and
  equipment...............    34,323     39,036      44,844     45,391     53,002     36,175      35,661     28,897
Soft dollar and commission
  recapture...............    58,174     51,595      54,228     56,053     49,655     47,406      46,349     36,625
Brokerage, clearing and
  exchange fees...........    40,427     33,314      36,224     36,734     34,986     32,725      35,845     33,890
Depreciation and
  amortization............    22,067     22,014      20,505     19,502     21,267     20,075      18,002     18,377
Professional fees.........     8,130      8,534       9,275     15,684     26,249     22,523      20,824     25,660
Occupancy.................    12,298     15,110      14,473     10,890      8,827     10,360       9,133      9,930
Marketing and business
  development.............     2,839        923       8,577     10,154      8,018      4,147       7,733     12,781
Other.....................    14,234     15,195      13,414     13,003     13,059     10,796       6,898     12,163
Restructuring.............     1,557     22,821          --         --         --         --          --         --
Loss of fixed assets at
  World Trade Center......       818     19,528          --         --         --         --          --         --
Recovery of fixed assets
  lost....................    (1,472)   (19,528)         --         --         --         --          --         --
                            --------   --------    --------   --------   --------   --------    --------   --------
         Total expenses...   279,786    301,009     322,260    341,196    327,024    289,246     281,502    272,657
                            --------   --------    --------   --------   --------   --------    --------   --------
Income before income
  taxes...................    70,537     19,461      72,731     89,479     64,293     58,349      66,097     75,871
Provision for income
  taxes...................    24,818     11,251      32,001     39,371     28,288     25,674      29,083     33,383
                            --------   --------    --------   --------   --------   --------    --------   --------
         Net income.......  $ 45,719   $  8,210    $ 40,730   $ 50,108   $ 36,005   $ 32,675    $ 37,014   $ 42,488
                            ========   ========    ========   ========   ========   ========    ========   ========
Earnings per share-basic
  and diluted.............  $   0.18   $   0.03    $   0.18   $   0.24   $   0.17   $   0.16    $   0.18   $   0.21
                            ========   ========    ========   ========   ========   ========    ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from the "General Information Concerning the Board of Directors," "Compensation of Directors," and "Compensation of Executive Officers" sections of our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item is incorporated by reference from the "Compensation of Executive Officers" section of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished pursuant to this item is incorporated by reference from the "Security Ownership of Directors, Nominees and Executive Officers" section of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished pursuant to this item is incorporated by reference from the "Certain Business Relationships" section of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibit List

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 2.1      Contribution Agreement between Instinet Corporation and
          Instinet Group LLC, dated July 25, 2000 (Incorporated by
          reference to Exhibit 2.1 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.2      Asset Contribution Agreement between Instinet Corporation
          and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.3      Subscription Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.4      Contribution Agreement between Reuters C Corporation and
          Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.5      Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.5 to the
          Registrant's Form S-1 (Registration No. 333-55190))
 2.6      Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.6 to the
          Registrant's Form S-1 (Registration No. 333-55190))

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 3.1      By-Laws of Instinet Group Incorporated (Incorporated by
          reference to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001.
 3.2      Certificate of Incorporation of Instinet Group Incorporated
          (Incorporated by reference to Exhibit 3.2 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001
 4.1      Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration
          No. 333-55190))
 4.2      Rights Agreement between Instinet Group Incorporated and
          Mellon Investor Services LLC (Incorporated by reference to
          Exhibit 4.3 to the Registrant's Quarterly Report filed on
          Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001.)
10.1      Employment Agreement between Instinet Group LLC and Douglas
          M. Atkin, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.2      Employment Agreement between Instinet Group LLC and Mark
          Nienstedt, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.3      Employment Agreement between Instinet Group LLC and Kenneth
          K. Marshall, dated April 2, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 (Registration
          No. 333-55190))
10.4      Employment Agreement between Instinet Group LLC and
          Andre-Francois Helier Villeneuve, dated April 30, 2001
          (Incorporated by reference to Exhibit 10.27 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.5*     Employment Agreement between Instinet Group LLC and
          Jean-Marc Bouhelier, dated April 2, 2001
10.6*     Employment Agreement between Instinet Corporation and John
          A. McEntire, IV dated October 1, 2001
10.7*     Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclsoure Agreement between Instinet Corporation and
          Michael Galano dated January 9, 2002
10.8      Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Registration
          No. 333-55190))
10.9      Instinet Earnings Participation Unit Plan effective January
          1, 1993; form of 1998 Performance Award; Instinet 1999
          Equity Super Plan Summary and Amendment; 1999 Super (EPU)
          Plan for Fixed Income Group (Incorporated by reference to
          Exhibit 10.6 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.10     Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Registration
          No. 333-55190))
10.11     Fixed Income Data Agreement between Reuters Limited and
          Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.12     Global Reuters Services Contract between Reuters Limited and
          Instinet Global Holdings, Inc., dated December 21, 2000
          (Incorporated by reference to Exhibit 10.9 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.13     Letter agreement between Reuters Limited and Instinet
          Corporation, dated August 1, 2000, amending the Fixed Income
          Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 (Registration No. 333-55190))
10.14     Redistribution Addendum to Reuters Global Agreement between
          Reuters Limited and Instinet Global Holding, Inc., dated
          December 21, 2000, amending the Global Reuters Services
          Contract (Incorporated by reference to Exhibit 10.11 to the
          Registrant's Form S-1 (Registration No. 333-55190))

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.15     Lease between Kenvic Associates and Instinet Corporation,
          dated November 1992 (Incorporated by reference to Exhibit
          10.12 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.16     Lease Modification Agreement between Kenvic Associates and
          Instinet Corporation, dated July 9, 1993 (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.17     Second Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated June 7, 1994
          (Incorporated by reference to Exhibit 10.14 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.18     Third Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated October 21, 1994
          (Incorporated by reference to Exhibit 10.15 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.19     Fourth Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated February 14, 1996
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.20     Fifth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated June 14, 1996 (Incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.21     Sixth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated July 24, 1997 (Incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.22     Data Distribution Agreement between Instinet Global
          Holdings, Inc. and Reuters America, Inc. (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Quarterly
          Report filed on Form 10-Q (Commission file No. 000-32717)
          for the quarterly period ended June 30, 2001)
10.23     U.S. Tax Sharing Agreement by and among Reuters America
          Holdings, Inc., Instinet Group Incorporated and Instinet
          Global Holdings, Inc. (Incorporated by reference to Exhibit
          10.15 to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001)
10.24     U.K. Tax Sharing Agreement between Reuters Group PLC,
          Instinet Group Incorporated and Instinet Holdings Limited
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001))
10.25     Sublease between Reuters C Corp. and Instinet Global
          Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Quarterly Report filed on Form 10-Q (Commission file
          No. 000-32717) for the quarterly period ended June 30,
          2001))
10.26     Corporate Agreement between Instinet Group Incorporated and
          Reuters Limited (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q
          (Commission file No. 000-32717 for the quarterly period
          ended June 30, 2001)
10.27     Corporate Services Agreement between Reuters Limited and
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)
10.28     License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by
          reference to Exhibit 10.14 to the Registrant's Quarterly
          Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)
10.29*    Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001
10.30*    Amendment No. 1, dated as of October 1, 2001, to the
          Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.31*    Execution Services Agreement between Instinet Group
          Incorporated and ProTrader Securities Corporation, Zone
          Trading Partners, LLC, Zone Equity Partners, LP, David G.
          Jamail, David R. Burch and Andrew Kershner dated October 1,
          2001
10.32*    Research and Analytics Asset Purchase Agreement between
          Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001
10.33*    Mutual Services Agreement between Instinet Group
          Incorporated and Reuters America Inc. dated December 18,
          2001
10.34*    Software License Agreement, as amended, between TIBCO
          Finance Technology, Inc. and Instinet Corporation, effective
          September 25, 1998
10.35*    Software Maintenance Agreement between TIBCO Finance
          Technology, Inc. and Instinet Corporation, effective
          September 25, 1998
10.36*    Sublease between Charles Schwab & Co., Inc. and Instinet
          Group Incorporated dated December 18, 2001
10.37*    Testing and Certification Agreement between Instinet UK
          Limited (now called Instinet Europe Limited) and Effix SA
          dated November 7, 2000
10.38*    Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July
          17, 2001
10.39*    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
10.40*    Facilities Management Service Agreement among Canon Business
          Services, Reuters America Inc. and Instinet Corporation
          dated July 1, 2001
21.1*     List of Subsidiaries
24.1*     Powers of Attorney

---------------

 * Filed herewith

     (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through March 26, 2002:

                                                                      FINANCIAL STATEMENTS
DATE OF REPORT                                          ITEM NUMBER   REQUIRED TO BE FILED
--------------                                          -----------   --------------------
October 17, 2001......................................  Items 5 & 7            No
February 13, 2002.....................................  Items 5 & 7            No
March 22, 2002........................................  Item 5                 No

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INSTINET GROUP INCORPORATED

                                          By: /s/    PAUL A. MEROLLA
                                            ------------------------------------
                                                      Paul A. Merolla

March 27, 2002.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLES                     DATE
                      ---------                                     ------                     ----

                          *                               President, Chief Executive
 ---------------------------------------------------         Officer and Director
                  Douglas M. Atkin


                          *                             Executive Vice President, Chief
 ---------------------------------------------------    Financial Officer and Director
                   Mark Nienstedt


                 /s/ MICHAEL CLANCY                     Senior Vice President and Chief   March 27, 2002
 ---------------------------------------------------          Accounting Officer
                  Michael J. Clancy


                          *                              Director and Chairman of the
 ---------------------------------------------------                 Board
                Andre F.H. Villeneuve


                          *                                     Senior Director
 ---------------------------------------------------
                  Thomas H. Glocer


                          *                                        Director
 ---------------------------------------------------
                    John C. Bogle


                          *                                        Director
 ---------------------------------------------------
                    David Grigson


                          *                                        Director
 ---------------------------------------------------
                    Peter J. Job


                          *                                        Director
 ---------------------------------------------------
                     John Kasich

                      SIGNATURE                                     TITLES                     DATE
                      ---------                                     ------                     ----


                          *                                        Director
 ---------------------------------------------------
                    Kay Koplovitz


                          *                                        Director
 ---------------------------------------------------
                    Ian Strachan


 *By:                /s/ PAUL A. MEROLLA                                                  March 27, 2002
          -----------------------------------------
                      Paul A. Merolla,
                      Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 2.1      Contribution Agreement between Instinet Corporation and
          Instinet Group LLC, dated July 25, 2000 (Incorporated by
          reference to Exhibit 2.1 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.2      Asset Contribution Agreement between Instinet Corporation
          and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.3      Subscription Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.4      Contribution Agreement between Reuters C Corporation and
          Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant's Form S-1
          (Registration No. 333-55190))
 2.5      Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.5 to the
          Registrant's Form S-1 (Registration No. 333-55190))
 2.6      Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.6 to the
          Registrant's Form S-1 (Registration No. 333-55190))
 3.1      By-Laws of Instinet Group Incorporated (Incorporated by
          reference to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001.
 3.2      Certificate of Incorporation of Instinet Group Incorporated
          (Incorporated by reference to Exhibit 3.2 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001
 4.1      Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration
          No. 333-55190))
 4.2      Rights Agreement between Instinet Group Incorporated and
          Mellon Investor Services LLC (Incorporated by reference to
          Exhibit 4.3 to the Registrant's Quarterly Report filed on
          Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001.)
10.1      Employment Agreement between Instinet Group LLC and Douglas
          M. Atkin, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.2      Employment Agreement between Instinet Group LLC and Mark
          Nienstedt, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.3      Employment Agreement between Instinet Group LLC and Kenneth
          K. Marshall, dated April 2, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 (Registration
          No. 333-55190))
10.4      Employment Agreement between Instinet Group LLC and
          Andre-Francois Helier Villeneuve, dated April 30, 2001
          (Incorporated by reference to Exhibit 10.27 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.5*     Employment Agreement between Instinet Group LLC and
          Jean-Marc Bouhelier, dated April 2, 2001
10.6*     Employment Agreement between Instinet Corporation and John
          A. McEntire, IV dated October 1, 2001
10.7*     Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclsoure Agreement between Instinet Corporation and
          Michael Galano dated January 9, 2002
10.8      Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Registration
          No. 333-55190))

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.9      Instinet Earnings Participation Unit Plan effective January
          1, 1993; form of 1998 Performance Award; Instinet 1999
          Equity Super Plan Summary and Amendment; 1999 Super (EPU)
          Plan for Fixed Income Group (Incorporated by reference to
          Exhibit 10.6 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.10     Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Registration
          No. 333-55190))
10.11     Fixed Income Data Agreement between Reuters Limited and
          Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.12     Global Reuters Services Contract between Reuters Limited and
          Instinet Global Holdings, Inc., dated December 21, 2000
          (Incorporated by reference to Exhibit 10.9 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.13     Letter agreement between Reuters Limited and Instinet
          Corporation, dated August 1, 2000, amending the Fixed Income
          Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 (Registration No. 333-55190))
10.14     Redistribution Addendum to Reuters Global Agreement between
          Reuters Limited and Instinet Global Holding, Inc., dated
          December 21, 2000, amending the Global Reuters Services
          Contract (Incorporated by reference to Exhibit 10.11 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.15     Lease between Kenvic Associates and Instinet Corporation,
          dated November 1992 (Incorporated by reference to Exhibit
          10.12 to the Registrant's Form S-1 (Registration No.
          333-55190))
10.16     Lease Modification Agreement between Kenvic Associates and
          Instinet Corporation, dated July 9, 1993 (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.17     Second Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated June 7, 1994
          (Incorporated by reference to Exhibit 10.14 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.18     Third Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated October 21, 1994
          (Incorporated by reference to Exhibit 10.15 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.19     Fourth Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated February 14, 1996
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Form S-1 (Registration No. 333-55190))
10.20     Fifth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated June 14, 1996 (Incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.21     Sixth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated July 24, 1997 (Incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1
          (Registration No. 333-55190))
10.22     Data Distribution Agreement between Instinet Global
          Holdings, Inc. and Reuters America, Inc. (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Quarterly
          Report filed on Form 10-Q (Commission file No. 000-32717)
          for the quarterly period ended June 30, 2001)
10.23     U.S. Tax Sharing Agreement by and among Reuters America
          Holdings, Inc., Instinet Group Incorporated and Instinet
          Global Holdings, Inc. (Incorporated by reference to Exhibit
          10.15 to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001)
10.24     U.K. Tax Sharing Agreement between Reuters Group PLC,
          Instinet Group Incorporated and Instinet Holdings Limited
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001))

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.25     Sublease between Reuters C Corp. and Instinet Global
          Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Quarterly Report filed on Form 10-Q (Commission file
          No. 000-32717) for the quarterly period ended June 30,
          2001))
10.26     Corporate Agreement between Instinet Group Incorporated and
          Reuters Limited (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q
          (Commission file No. 000-32717 for the quarterly period
          ended June 30, 2001)
10.27     Corporate Services Agreement between Reuters Limited and
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)
10.28     License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by
          reference to Exhibit 10.14 to the Registrant's Quarterly
          Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)
10.29*    Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001
10.30*    Amendment No. 1, dated as of October 1, 2001, to the
          Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001
10.31*    Execution Services Agreement between Instinet Group
          Incorporated and ProTrader Securities Corporation, Zone
          Trading Partners, LLC, Zone Equity Partners, LP, David G.
          Jamail, David R. Burch and Andrew Kershner dated October 1,
          2001
10.32*    Research and Analytics Asset Purchase Agreement between
          Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001
10.33*    Mutual Services Agreement between Instinet Group
          Incorporated and Reuters America Inc. dated December 18,
          2001
10.34*    Software License Agreement, as amended, between TIBCO
          Finance Technology, Inc. and Instinet Corporation, effective
          September 25, 1998
10.35*    Software Maintenance Agreement between TIBCO Finance
          Technology, Inc. and Instinet Corporation, effective
          September 25, 1998
10.36*    Sublease between Charles Schwab & Co., Inc. and Instinet
          Group Incorporated dated December 18, 2001
10.37*    Testing and Certification Agreement between Instinet UK
          Limited (now called Instinet Europe Limited) and Effix SA
          dated November 7, 2000
10.38*    Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July
          17, 2001
10.39*    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
10.40*    Facilities Management Service Agreement among Canon Business
          Services, Reuters America Inc. and Instinet Corporation
          dated July 1, 2001
21.1*     List of Subsidiaries
24.1*     Powers of Attorney

---------------

 * Filed herewith