Form 10-Q
period 2002-03-31
INSTINET GROUP INC
filed 2002-05-15
CIK 1132327

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2002

                                       or


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

                                 Yes X    No


Number of shares outstanding of each of the registrant's classes of Common Stock at May 10, 2002.


Common Stock, $0.01 par value                                 248,738,970 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended March 31, 2002

Table of Contents                                                               Page
Part I. Financial Information
     Item 1. Financial Statements
       Consolidated Statements of Income for the three months ended
         March 31, 2002 and 2001                                                   3
       Consolidated Statements of Financial Condition as of March 31, 2002
         and December 31, 2001                                                     4
       Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001                                                   5
       Notes To Consolidated Financial Statements                                  6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            15
     Item 3. Quantitative and Qualitative Disclosures about Market Risk           27

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                                    29
     Item 2. Changes in Securities and Use of Proceeds                            29
     Item 3. Defaults Upon Senior Securities                                      29
     Item 4. Submission of Matters to a Vote of Security Holders                  29
     Item 5. Other Information                                                    29
     Item 6. Exhibits and Reports on Form 8-K                                     29

     Signatures

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed or suggested in forward-looking statements, including those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," and under the caption "Certain Factors that May Affect Our Business" in our Annual Report on Form 10-K.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                    2002            2001
                                                  ---------       ---------
REVENUES
Transaction fees ..............................   $ 266,989       $ 415,463
Interest ......................................       9,104          12,807
Investments ...................................      (5,714)          2,405
                                                  ---------       ---------
          Total revenues ......................     270,379         430,675

EXPENSES
Compensation and benefits .....................      92,182         133,785
Communications and equipment ..................      35,498          45,391
Soft dollar and commission recapture ..........      53,591          56,053
Brokerage, clearing and exchange fees .........      37,567          36,734
Depreciation and amortization .................      20,163          19,502
Professional fees .............................       5,227          15,684
Occupancy .....................................      14,153          10,890
Marketing and business development ............       3,512          10,154
Broker-dealer rebates .........................       3,291              --
Other .........................................      15,733          13,003
Restructuring .................................      15,030              --
                                                  ---------       ---------
          Total expenses ......................     295,947        341,196
                                                  ---------       ---------
Income/(loss) before income taxes and
  cumulative effect of change in
  accounting principle.........................     (25,568)         89,479
Provision for /(benefit from) income taxes ....      (9,527)         39,371
                                                  ---------       ---------
         Income/(loss) before cumulative
           effect of change in accounting
           principle...........................     (16,041)         50,108


Cumulative effect of change in accounting
 principle related to goodwill, net of tax......    (18,642)             --
                                                   --------       ---------
          Net income/(loss)                        $(34,683)      $  50,108
                                                   =========      =========
Earnings/(loss) per common share-basic
 and diluted:
  Income/(loss) before cumulative effect of
    change in accounting principle..............   $  (0.06)       $   0.24
  Cumulative effect of change in accounting
    principle, net of tax.......................      (0.08)             --
                                                    --------       --------
        Net earnings/(loss) per share              $  (0.14)       $   0.24
                                                   =========       ========
Weighted average shares
     outstanding - basic and diluted ..........     248,730         206,900
                                                  =========       =========



  The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       2002             2001
                                                       ----             ----
ASSETS
Cash and cash equivalents .....................   $   522,479       $   703,678
Securities segregated under federal regulations       315,440           310,692
Securities owned, at market value .............       357,768           236,007
Securities borrowed ...........................       460,640           455,922
Receivable from broker-dealers ................       193,658           421,196
Receivable from customers .....................        86,607            68,280
Commissions and other receivables, net ........        90,227           116,027
Investments ...................................        90,934            91,899
Fixed assets and leasehold improvements, net ..       195,842           205,136
Deferred tax assets, net ......................        47,506            52,165
Goodwill, net .................................       130,626           145,066
Other intangible asset, net ...................        65,705            63,664
Other assets ..................................       105,297           125,109
                                                  -----------       -----------
Total assets ..................................   $ 2,662,729       $ 2,994,841
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings .........................   $    64,769       $    69,299
Securities loaned .............................       303,225           257,000
Payable to broker-dealers .....................       110,555           369,817
Payable to customers ..........................       399,453           389,803
Taxes payable .................................         6,761            30,229
Payable to Parent .............................         2,564             2,254
Payable to affiliates, net ....................         8,198            12,707
Accrued compensation ..........................        37,126           128,175
Accounts payable, accrued expenses and
  other liabilities ...........................       300,380           273,048
                                                  -----------       -----------
Total liabilities .............................     1,233,031         1,532,332
                                                  -----------       -----------
Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value (950,000 shares
  authorized, 248,739 issued and outstanding
  as of March 31, 2002, 248,351 as of
  December 31, 2001) ..........................         2,487             2,483
Additional paid-in capital ....................     1,399,592         1,396,551
Retained earnings .............................        39,433            74,116
Accumulated other comprehensive loss ..........        (3,831)             (726)
Unearned compensation .........................        (7,983)           (9,915)
                                                  -----------       -----------
Total stockholders' equity ....................     1,429,698         1,462,509
                                                  -----------       -----------
Total liabilities and stockholders' equity ....   $ 2,662,729       $ 2,994,841
                                                  ===========       ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2002            2001
                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss) ......................................   $ (34,683)      $  50,108
Adjustments to reconcile net income/(loss) to cash used
  in operating activities:
  Depreciation and amortization ........................      20,163          19,502
  Goodwill impairment, pre-tax..........................      19,046
  Deferred tax assets, net .............................       4,659          (1,674)
  Amortization of unearned compensation ................       1,114           1,509
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations ......      (4,748)        (16,000)
  Securities borrowed ..................................      (4,718)        (57,409)
  Receivable from broker-dealers .......................     227,538         165,814
  Receivable from customers ............................     (18,327)         35,209
  Commissions and other receivables, net ...............      25,800         (37,374)
  Receivable from affiliates, net ......................          --          14,267
  Other assets .........................................      19,812             595
Increases/(decreases) in operating liabilities:
  Short-term borrowings ................................      (4,530)         67,543
  Securities loaned ....................................      46,225              --
  Payable to broker-dealers ............................    (259,262)       (172,900)
  Payable to customers .................................       9,650         (85,149)
  Taxes payable ........................................     (23,468)         16,489
  Payable to Parent ....................................         310          (1,022)
  Payable to affiliates, net ...........................      (4,509)            102
  Accrued compensation .................................     (91,049)        (68,854)
  Accounts payable, accrued expenses and other
     liabilities .......................................      27,332           9,436
                                                           ---------       ---------
     Cash used in operating activities .................     (43,645)        (59,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value ....................    (121,761)         35,429
  Investments ..........................................         965          (1,900)
  Purchase of fixed assets and leasehold improvements ..      (8,348)        (49,473)
  Acquisitions of businesses, net of assets acquired
     and liabilities assumed ...........................      (5,305)             --
                                                           ---------       ---------
     Cash used in investing activities .................    (134,449)        (15,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated debt from affiliate .....................          --          (1,126)
                                                           ---------       ---------
     Cash used in financing activities .................          --          (1,126)

Effect of exchange rate differences ....................      (3,105)         (1,929)
                                                           ---------       ---------
Decrease in cash and cash equivalents ..................    (181,199)        (78,807)
Cash and cash equivalents, beginning of year ...........     703,678         415,199
                                                           ---------       ---------
Cash and cash equivalents, end of period ...............   $ 522,479       $ 336,392
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

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is 83.3% owned by a subsidiary of Reuters Group PLC ("Reuters" or "Parent").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the SEC.

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

         Investments are accounted for under the equity method if the Company has the ability to exercise significant influence over the investee, but not control. Significant influence is deemed to exist if the Company has ownership of between 20% to 50%.

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

         ACQUISITIONS AND GOODWILL

         All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill on the consolidated statements of financial condition.

         Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. Fair value is determined based upon the discounted cash flows of the businesses. Should the review indicate that goodwill is impaired, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the discounted cash flows. This methodology differs from the Company's previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life.

         Goodwill existing as of June 30, 2001 was amortized until December 31, 2001. For goodwill arising from acquisitions after June 30, 2001, the Company did not amortize goodwill but reviewed it for impairment based upon the undiscounted cash flows of the businesses acquired over its estimated useful life for the period ended December 31, 2001, after which the Company changed its accounting policy as described above.

         Pursuant to the purchase method, the results of operations, changes in stockholders' equity and cash flows of acquired companies and businesses are included in consolidated operations only for those periods following the date of their acquisition.

         INTANGIBLE ASSET ($ IN THOUSANDS)

         The identifiable intangible asset consists primarily of intellectual property and related technology in connection with the Company's acquisition of ProTrader Group, L.P. ("ProTrader") in October 2001. The intangible asset is being amortized on a straight line basis over its estimated useful life of 7 years and is shown net of accumulated amortization of $4,878 as of March 31, 2002. Amortization expense for the three months ended March 31, 2002 was $2,521. Estimated amortization expense for each of the next 5 years is $10,084.

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

         INCOME TAXES

         The Company files a consolidated income tax return in the U.S. and in other countries and combined U.S. state and local income tax returns with an affiliate.

         The Company records deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes, using current tax rates. Deferred tax expenses and benefits are recognized in the consolidated statements of income for changes in deferred tax assets and liabilities.

         STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), SFAS 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and related accounting interpretations. The Company has chosen to account for stock options granted to employees using the intrinsic value method prescribed in APB No. 25 and accordingly compensation expense is measured as the excess, if any, of the estimated fair value of the Company at the date of grant over the option exercise price and is recorded over the vesting period. For options granted to non-employees, the Company uses the fair value method prescribed in SFAS No. 123 and accordingly records compensation expense over the vesting period.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         SECURITIES OWNED ($ IN THOUSANDS)

         Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the consolidated statements of income. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                    March 31,   December 31,
                                                      2002          2001
                                                    --------      --------
U.S. government and federal agency obligations      $ 69,967      $ 42,446
Municipal bonds                                      136,218        73,637
Corporate bonds                                       94,679        72,408
Foreign sovereign obligations                         27,397        18,317
Shares of stock exchanges                             29,309        29,199
Other                                                    198            --
                                                    --------      --------
     Total                                          $357,768      $236,007
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

         COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

         Commissions and other receivables are reported net of a provision for doubtful accounts of $7,605 and $7,472 as of March 31, 2002 and December 31, 2001, respectively.

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

3. INVESTMENTS ($ IN THOUSANDS)

         From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period results from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. A description of the Company's more significant investments are as follows:

- WR Hambrecht + Co ("Hambrecht") -- In 1999 and 2000, the Company made investments totaling $27,500, now representing a 7.8% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of March 31, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $16,450.

- TP Group LDC -- In 1999 and 2000, the Company made investments, and also sold certain portions of its investment, in TP Group LDC, now representing a 13.8% interest. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. As of March 31, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $8,279 and $8,816, respectively.

- Archipelago Holdings LLC ("Archipelago") -- In 1999, the Company made an investment of 15,528 GBP, now representing a 4.8% interest in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. In March 2002, Archipelago, LLC merged with REDIBook ECN LLC, another ECN. As of March 31, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $40,000.

- Starmine Corporation ("Starmine") -- In February 2002, the Company made an investment of $2,000 representing a 12.8% interest in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of March 31, 2002, the Company carried its investment at estimated fair value of $2,000.

- The Nasdaq Stock Market, Inc. ("Nasdaq") -- In 2000, the Company made an investment of $15,475 in Nasdaq and its subsidiary ProTrader carried an investment in Nasdaq of $261. As of March 31, 2002 and December 31, 2001, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

- Tradeware S.A. ("Tradeware") -- In 2000, the Company made investments of 4,000 euros, and in 2001, 66,925 Belgian francs and 1,500 euros, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of March 31, 2002 and December 31, 2001, the Company carried its investment at $4,127 and $4,492, respectively, as determined under the equity method.

- Knight Roundtable Europe Ltd. ("Roundtable") -- In 2001, the Company made an investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. As of March 31, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $250.

- JapanCross Securities Co. Ltd. ("JapanCross") -- In 2001, and in January and March of 2002, the Company made a series of investments totaling $5,646, now representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of March 31, 2002 and December 31, 2001, the Company carried its investment at $ 4,092 and $3,782, respectively, as determined under the equity method.

- Vencast, Inc. ("Vencast") -- In 2000 and 2001, the Company made investments of 5,031 GBP and $1,500, respectively, in Vencast. Vencast provided solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of December 31, 2001, the Company carried its investment at $2,373, as determined under the equity method. In March 2002, Vencast ceased operations and the Company completely wrote off its investment.

4. COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

         As of March 31, 2002 and December 31, 2001, the fair value of collateral held by the Company that can be sold or repledged totaled $663,866 and $607,069, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, approximately $641,113 and $548,487 has been sold or repledged generally to cover short sales or effect deliveries of securities as of March 31, 2002 and December 31, 2001, respectively. In addition, securities in customer accounts with a fair value of approximately $30,911 and $76,462 could be sold or repledged by the Company as of March 31, 2002 and December 31, 2001, respectively.


5. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

         The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of March 31, 2002 and December 31, 2001, Instinet Clearing Services Inc., which is the counterparty to each of our customer transactions, had net capital of $260,774 and $259,990, which was $256,076 and $256,443 in excess of its required net capital of $4,698 and $3,547, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

         The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2002 and December 31, 2001, these subsidiaries had met their local capital adequacy requirements.


6. COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

         In the normal course of conducting its securities business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition or results of operations of the Company.


7. SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

         The Company's activities as a provider of agency brokerage services constitute a single business segment pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accompanying table summarizes select data about the Company's U.S. and non-U.S. operations. Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          -----------------------
                                           2002              2001
                                        -----------       -----------
Total revenues:
  U.S                                   $   204,894       $   340,246
  Non-U.S                                    65,485            90,429
                                        -----------       -----------
       Total                            $   270,379       $   430,675
                                        ===========       ===========

Income/(loss) before income taxes:
  U.S.                                  $   (45,544)      $    78,104
  Non-U.S.                                      930            11,375
                                        -----------       -----------
       Total                            $   (44,614)      $    89,479
                                        ===========       ===========

                                          March 31,       December 31,
                                            2002              2001
                                        -----------       ------------
Identifiable assets:
  U.S.                                  $ 2,306,738       $ 2,102,145
  Non-U.S.                                  355,991           892,696
                                        -----------       -----------
Total                                   $ 2,662,729       $ 2,994,841
                                        ===========       ===========

8. COMPREHENSIVE INCOME ($ IN THOUSANDS)

         Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------

Net income / (loss)                                    $(34,683)      $ 50,108
Changes in other comprehensive income/(loss):
     Foreign currency translation adjustment             (3,105)           100
                                                       --------       --------
     Total comprehensive income / (loss), net of tax    (37,788)      $ 50,208
                                                       ========       ========

9.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. Options to purchase 20,598 shares of common stock at a weighted average exercise price of $16.06 per share were outstanding as of March 31, 2002. The exercise price for all the options outstanding exceeded the average market price of the Company's common stock for the three months ended March 31, 2002. Accordingly, the diluted EPS computation does not include the antidilutive effect of these options. Options expire on dates ranging from August 2006 to November 2008.

         The number of common shares outstanding, both basic and diluted, for the three months ended March 31, 2001 reflects the number of shares that would have been held by Renters after giving effect to the return of capital payment of $150,000 to Renters and conversion of the Company from a limited liability company to a corporation, which is pushed back for EPS calculation purposes.

         Earnings per share under the basic and diluted computations are as follows:
                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                           2002          2001
                                                         ---------     ---------
Income / (loss) before cumulative effect of change in
 accounting principle                                    $ (16,041)    $  50,108

Cumulative effect of change in accounting principle
  related to goodwill, net of tax                          (18,642)           --
                                                          ---------    ---------
Net income / (loss)                                       $(34,683)    $  50,108
                                                          =========    =========

Weighted average number of common shares
  outstanding -- basic                                     248,730       206,900

Common stock equivalent shares related to stock
  incentive plans                                                --           --
                                                          ---------     --------
Weighted average number of common shares
  outstanding -- diluted                                    248,730      206,900
                                                          =========    =========
Earnings / (loss) per common share-basic and diluted:

 Income / (loss) before cumulative effect of change
 in accounting principle                                 $   (0.06)   $     0.24

 Cumulative effect of change in accounting principle,
 net of tax                                              $   (0.08)   $       --
                                                         ---------    ----------
Net earnings / (loss) per share                          $   (0.14)   $     0.24
                                                         =========    ==========

10. GOODWILL ($ in thousands)

         The following table sets forth the changes in the carrying amount of goodwill:

Balance as of December 31, 2001          $ 145,066
Goodwill acquired during the period          4,606
Goodwill impairment, pre-tax               (19,046)
                                         ---------
Balance as of March 31, 2002             $ 130,626
                                         =========

         The Company completed its acquisition of ProTrader on January 3, 2002, thereby increasing its goodwill.

         During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader acquisition. Such indicators were an overall decrease in customer transaction volumes during the first quarter, which led to operating losses. As a result, the Company closed several trading offices and restructured its operations in the first quarter of 2002. In accordance with SFAS 142, based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment pre-tax of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill.

         In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result, the Company's goodwill related to its acquisition of Montag, Poepper & Partner GmbH ("Montag"), a fixed income broker-dealer, was impaired. Therefore, the Company recorded an impairment loss pre-tax of $3,296, the remaining carrying value of its goodwill.

         For comparative purposes, the following table reflects the Company's results as of March 31, 2001, adjusted as though it had adopted SFAS 142 on January 1, 2001 and not amortized goodwill:

Net income, as reported                                $ 50,108
Goodwill amortization                                     2,011
Tax effect                                                 (356)
                                                       --------
Net income, as adjusted                                $ 51,763
                                                       ========

Basic and diluted earnings per share, as reported      $   0.24
Basic and diluted earnings per share, as adjusted      $   0.25


11. RESTRUCTURING ($ IN THOUSANDS)

In 1998, the Company began to design and develop a web-based retail brokerage operation. In December 2000, based upon a review of market conditions and an evaluation of possible alternate strategies, the Company decided to re-direct its retail brokerage efforts. As part of this redeployment, the Company recorded a restructuring charge of $4,000 for the three months ended March 31, 2001. All of liability related to this restructuring charge had been paid as of December 31, 2001.

In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure by approximately $70,000 annually. This restructuring was completed in 2001 at a pre-tax cost of $24,400 and included:

- Workforce reduction -- the Company reduced its employee headcount levels by
226. The departments primarily affected were various operational areas in technology support functions, sales and trading, administrative functions and clearing operations in its U.S. and international offices. The Company recorded a pre-tax charge of approximately $21,000 related to its workforce reduction.

- Office closures/consolidation -- the Company closed its office in Sydney, Australia and consolidated its European trading and clearing operations, significantly reducing the size of its Zurich office. In the U.S., the Company closed the Greenwich, Detroit and Seattle trading offices of its ProTrader subsidiary. The Company recorded a pre-tax charge of approximately $3,000 related to its office closures.

         As of March 31, 2002, the Company carried a liability of $5,197 associated with this restructuring on its consolidated statements of financial condition, which consisted of the following:

                              Balance               Balance
                              Dec. 31,              Mar. 31,  Due by     Due by
                               2001      Payments   2002     12/31/02   12/31/03
                             ---------   --------  --------  --------  ---------
Workforce reduction Office   $  5,694    $(1,252)  $  4,442  $  2,999  $   1,443
closures/consolidation          1,085       (330)       755       498        257
                             --------    --------  --------  --------  ---------
Total                        $  6,779    $(1,582)  $  5,197  $  3,497  $   1,700
                             ========    ========  ========  ========  =========

         In March, 2002, the Company announced that it would reduce its annualized operating costs by approximately $120,000 in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers, and as a result, incur a restructuring charge of approximately $55,000 in the first half of 2002. This restructuring includes reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the three months ended March 31, 2002, the Company incurred a pre-tax restructuring charge of $15,030, which included:

- Workforce reduction -- the Company reduced its employee headcount levels by 167 to 1,937 as of March 31, 2002. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. The Company recorded a pre-tax charge of $9,230 related to its workforce reduction.

- Office closures/consolidation -- the Company closed the Houston, Los Angeles and San Jose trading offices of its ProTrader subsidiary and consolidated its European trading and clearing operations, closed its office in Germany and significantly reduced the size of its offices in Switzerland, U.K. and France. The Company recorded a pre-tax charge of $5,800 related to its office closures.

         As of March 31, 2002, the Company carried a liability of $10,427 associated with this restructuring on its consolidated statements of financial condition, which consisted of the following:

                                                    Balance
                             Original              Mar. 31,    Due by    Due by
                             Accrual   Payments    2002       12/31/02  12/31/03
                             -------   --------   ---------   --------  --------
Workforce reduction Office   $ 9,230   $(3,731)   $   5,499   $  5,499        --
closures/consolidation         5,800      (872)       4,928      4,115    $  813
                             -------   -------    ---------   --------    ------
Total                        $15,030   $(4,603)   $  10,427   $  9,614    $  813
                             =======   =======    =========   ========    ======

12. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. As a result of this change, the Company recorded a goodwill impairment, net of taxes, of $18,642 or $0.08 a share, for the three months ended March 31, 2002 as a change in accounting principle.

13. SUBSEQUENT EVENT

          On May 3, 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result of the closure, the Company expects to incur a charge of approximately $15-$20 million as part of its previously announced cost reduction initiatives in the second quarter of 2002.

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

         As a result of decimalization, reduced investment banking activities and the impact of Nasdaq's SuperSoes system, in the second half of 2001 and the first quarter of 2002 we have experienced a decrease in the volumes we receive from our broker-dealer customers, which as a result, contributed to a decrease in our Nasdaq market share. This, in combination with a decrease in our average pricing and decline in overall trading volumes, contributed to a decline in our transaction fee revenues from $415.5 million for the three months ended March 31, 2001 to $267.0 million for the comparable period in 2002. Our lower transaction fee revenues, a net loss from our investments, primarily as a result of a writedown in certain of our investments, impairment of goodwill, and the restructuring charge related to our cost reduction initiatives contributed to our net loss of $34.7 million for the three months ended March 31, 2002, compared to net income of $50.1 million for the comparable period in 2001.

         The three months ended March 31, 2001 represented a record quarter for us, both in terms of revenue and profitability, as well as market share and trading volumes.

         Total U.S. market share volume in the three months ended March 31, 2002 declined to 212.3 billion shares from 222.4 billion in the three months ended March 31, 2001. Total Nasdaq share volumes were 109.4 billion shares in the three months ended March 31, 2002, down from 132.7 billion shares in the three months ended March 31, 2001. U.S. exchange-listed share volumes were 102.9 billion shares in the three months ended March 31, 2002, up from 89.7 billion shares in the three months ended March 31, 2001. Our percentage of market share decreased to 7.1% of total U.S. market share volume and 11.0% of Nasdaq share volume, and remained steady at 3.0% of U.S. exchange-listed share volume, in the three months ended March 31, 2002.

         In order to address the decline in our Nasdaq share volume, in September 2001, we reduced our pricing, implementing a new pricing schedule for our U.S. broker-dealer customers and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees. In March 2002, we implemented a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. These initiatives were in response to intense price competition that we experienced in the fourth quarter of 2001 and into 2002, particularly for Nasdaq-quoted trading. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand our Nasdaq liquidity pool. As a result of these various pricing changes, we expect transaction fee revenue we receive from this customer group to decline significantly, even if their volumes increase.

         Given the impact of price reductions on revenue from our U.S. broker-dealer customers, we have taken further action to reduce costs. We intend to reduce our annualized operating costs by approximately $120 million through a number of measures including reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the first quarter 2002, we incurred a pre-tax restructuring charge of $15 million in connection with the cost reduction program. We reduced our employee headcount levels by 167 to 1,937 as of March 31, 2002. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. We recorded a pre-tax charge of approximately $9.2 million related to our workforce reduction. In addition, we closed the Houston, Los Angeles and San Jose trading offices of our ProTrader subsidiary and consolidated our European trading and clearing operations, closed our office in Germany and significantly reduced the size of our offices in Switzerland, U.K. and France. We recorded a pre-tax charge of approximately $5.8 million related to our office closures and consolidations. We expect to incur an additional pre-tax charge of approximately $40 million during the second quarter. We expect to achieve these reductions without diminishing our ability to provide high quality service to our customers, without diminishing our capacity to design, develop and deploy innovative new technology, and without diminishing our control environment. We continue to evaluate further cost initiatives, which might result in further charges.

         Our annualized fixed cost run-rate in the first quarter of 2002 of approximately $746 million was 25% below its level in the first quarter of 2001 of approximately $994 million. The fixed-cost base excludes non-operating expenses (restructuring costs) and variable costs (soft dollar and commission recapture, broker-dealer rebates and brokerage, clearing and exchange fees).

         On May 3, 2002, we closed our fixed income trading platform. We began developing our fixed income business in 1998 and started trading in the spring of 2000. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business has been unable to reach a critical mass. Our fixed income business had 107 employees as of March 31, 2002. As a result of the closure, we expect to incur a charge of approximately $15-$20 million, and realize net annual cost savings of approximately $37 million. These cost savings are included in our $120 million cost reduction target. We incurred costs of $11.1 million related to the development of our fixed income securities platform for the three months ended March 31, 2002, compared to $13.6 million for the comparable period of 2001. We incurred costs of $4.7 million for the three months ended March 31, 2001 related to closing our retail brokerage initiative, comprised primarily of a $4.0 million restructuring charge.

         During the first quarter of 2002, we continued to develop our technology, pricing and service options. In March, we introduced a new service initiative for U.S. broker-dealer customers that includes faster response times, enhanced functionality, reduced fees for taking liquidity and offered rebates for providing liquidity. These actions were designed to stimulate growth in our Nasdaq liquidity pool.

         We continued to improve our core trading functionality to enhance our customers' ability to execute large share blocks cost efficiently. We also made considerable progress in deploying our new Direct-FIX technology, an upgrade that offers flexible order management, fast response times and access to external global liquidity pools to our customers. Currently, more than 40 of our customers are using the Direct-FIX technology, and we are targeting to transition an additional 90 customers by the end of the second quarter of 2002.

         Instinet Trading Portal, the new trading application primarily for our active asset managers and hedge funds, completed its first major round of beta testing during the first quarter of 2002 and is expected to move to production rollout in the second quarter of 2002. The application's Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with our traditional customer display screens. Twenty customers were using Portal by the end of the first quarter 2002 and we expect to have 50 installed clients by mid-year 2002.

         Newport(TM), a program-trading solution aimed primarily at passive and quantitative fund managers, which combines global liquidity with sophisticated trading analytics and support for collaboration, was being used by four beta clients in the United States and Europe by the end of the first quarter of 2002. Newport(TM) is expected to go into full production deployment in the second half of 2002.

         Our expenses are generally related to transaction volumes rather than share volumes. The average number of shares per transaction, both in the markets generally and in our business, has declined due to decreases in investors' costs per transaction, coupled with the fact that investors can often better achieve their trading objectives by executing a larger number of smaller transactions. In addition, the decline in transaction size, combined with increased competition in the markets in which we operate, has resulted in lower average revenue per transaction. Although our average cost per transaction has also declined, average revenue per transaction has decreased at a faster rate, resulting in pressure on our margins. We expect that both our average cost per transaction and our average revenue per transaction will continue to decline, but at approximately equivalent rates.

         We have experienced, and may continue to experience, significant seasonality in our business. As a result of this and other factors described above and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results" in our Annual Report on Form 10-K, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results for any quarter are not necessarily indicative of results for any future period.

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                                THREE MONTHS ENDED
                                                                     March 31,
                                                             -----------------------
                                                               2002           2001
                                                             --------       --------
Total U.S. market share volume (millions)(1)                  212,299        222,389
Our total U.S. market share volume (millions)(1)               15,160         22,742
Our percentage of total U.S. market share volume(1)               7.1%          10.2%
                                                             --------       --------
Nasdaq share volume (millions)(2)                             109,429        132,707
Our Nasdaq share volume (millions)(2)                          12,043         20,053
Our percentage of Nasdaq share volume(2)                         11.0%          15.1%
                                                             --------       --------
U.S. exchange-listed share volume (millions)                  102,870         89,682
Our U.S. exchange-listed share volume (millions)                3,117          2,689
Our percentage of U.S. exchange-listed share volume               3.0%           3.0%
                                                             --------       --------
Our U.S. equity transaction volume (thousands)                 18,953         27,488
Our international equity transaction volume (thousands)         1,957          1,702
                                                             --------       --------
Our total equity transaction volume (thousands)                20,910         29,190
                                                             --------       --------
Our average U.S. equity transaction size (shares per
  transaction)                                                    800            827
Our average equity transactions per day (thousands)               349            471
                                                             --------       --------
Our net transaction fees from U.S. equities
(thousands)(3)                                               $166,773       $295,629
Our net transaction fees from non-U.S. equities
  (thousands)(3)                                             $ 39,217       $ 59,777
                                                             --------       --------
Our total net equity transaction fees
(thousands)(3)                                               $205,990       $355,406


(1) U.S. shares consist of shares of U.S exchange-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Volume Calculations" in our Annual Report on Form 10-K.

(3) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses for equity transactions from the related transaction fees, as well as broker-dealer rebates. The required accounting for our soft dollar and commission recapture businesses is to add the related dollar-for-dollar expenses to those equity transaction fee revenues.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenues:


                                              Three Months Ended
                                                  March 31,
                                                  ---------
REVENUES:
Transaction fees                              98.7%          96.5%
Interest                                       3.4            3.0
Investments                                   (2.1)           0.5
                                           -------        -------
     Total revenues                          100.0          100.0

EXPENSES:(1)
Compensation and benefits                     34.1           31.1
Communications and equipment                  13.1           10.5
Soft dollar and commission recapture          19.8           13.0
Brokerage, clearing and exchange fees         13.9            8.5
Depreciation and amortization                  7.5            4.5
Professional fees                              1.9            3.7
Occupancy                                      5.2            2.5
Marketing and business development             1.3            2.4
Broker-dealer rebates                          1.2             --
Other                                          5.8            3.0
Restructuring costs                            5.6             --
                                           -------        -------
     Total expenses                          109.5           79.2

Income/(loss) before income taxes
  and cumulative effect of change
  in accounting principle                     (9.5)          20.8
Provision for income taxes                    (3.5)           9.2
                                           -------        -------
      Income/(loss) before
       cumulative effect of change
       in accounting principle
                                             (5.9%)         11.6%

Cumulative effect of change in
  accounting principle related
  to goodwill, net of tax                     (6.9)            --
                                           -------        -------

Net income/(loss)                            (12.8)          11.6
                                           =======        =======



---------------

(1) The expenses in various categories in this table include costs incurred by us in developing our fixed income securities business. See "-- Overview."

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

         Overview

         Net income decreased from $50.1 million for the three months ended March 31, 2001 to a net loss of $34.7 million for the comparable period in 2002. Our revenues decreased 37.2% from $430.7 million for the three months ended March 31, 2001 to $270.4 million for the comparable period in 2002 primarily as a result of decreased trading volumes from our broker-dealer customers and lower average pricing. The three months ended March 31, 2001 represented a record quarter for us, both in terms of revenue and profitability, as well as market share and trading volumes.

         Expenses decreased 13.3% from $341.2 million for the three months ended March 31, 2001 to $295.9 million for the comparable period in 2002. Our expenses for the first three months of 2002 included a restructuring charge of $15.0 million related to our cost reduction initiatives. Excluding this charge, our expenses decreased 17.7% from $341.2 million for the three months ended March 31, 2001 to $280.9 million for the comparable period in 2002.

         There was an overall decrease in our business development costs in connection with our efforts to expand and diversify our activities. Our expenses related to the development of our fixed income securities platform, which we launched in March 2000, decreased from $13.6 million for the three months ended March 31, 2001 to $11.1 million for the comparable period in 2002. We incurred expenses of $4.7 million in the three months ended March 31, 2001 related to our retail brokerage initiative, which we shut down in December 2000.

         Revenues

         Transaction fee revenue decreased 35.7% from $415.5 million for the three months ended March 31, 2001 to $267.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in our average pricing as a result of our pricing changes, our lower trading volumes in Nasdaq quoted stocks, particularly from broker-dealers, and a decline in overall trading volumes.

         Our trading volumes in Nasdaq-quoted stocks decreased 39.9% and our trading volumes in U.S. exchange-listed stocks increased 15.9% for the three months ended March 31, 2002, compared to the comparable period in 2001. Our share of volume in Nasdaq-quoted stocks decreased from 15.1% for the three months ended March 31, 2001 to 11.0% for the comparable period in 2002, and our share of volume in U.S. exchange-listed stocks remained steady at 3.0% for the three months ended March 31, 2002 and 2001. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day decreased 26.0% from 470,806 for the three months ended March 31, 2001 to 348,500 for the comparable period in 2002.

         Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 4.4% from $56.1 million for the three months ended March 31, 2001 to $53.6 million for the comparable period in 2002, primarily due to decreased volumes. Partly offsetting this decrease was an increase in our commission recapture revenues from our Lynch Jones & Ryan subsidiary. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 41.5% from $359.4 million for the three months ended March 31, 2001 to $210.1 million for the comparable period in 2002.

         Our net transaction fee revenue earned from U.S. equity transactions, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 43.6% from $295.6 million for the three months ended March 31, 2001 to $166.8 million for the comparable period in 2002 due to the combination of a 15% decrease in our average pricing, a contraction in our Nasdaq market share and a 15% decline in average daily volume in the Nasdaq market overall. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture, declined 34.4% from $59.8 million for the three months ended March 31, 2001 to $39.2 million for the comparable period in 2002. This amount represented 16.8% of our total net equity transaction fee revenue for the three months ended March 31, 2001, and 19.0% for the comparable period in 2001. This increase is primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes, our lower Nasdaq market share and lower overall trading volumes, versus our non-U.S. net equity transaction fees.

         Interest revenue decreased 28.9% from $12.8 million for the three months ended March 31, 2001 to $9.1 million for the comparable period in 2002. This decrease was primarily due to a decrease in interest rates which effects the revenue generated by our stock borrowing activities related to our clearing services.

         Investment income decreased from a gain of $2.4 million for the three months ended March 31, 2001 to a loss of $5.7 million for the comparable period in 2002. This decrease was primarily due to a net writedown in our investments of $4.8 million, in particular Vencast, Inc., which ceased operations in March 2002, as well as a decrease in the carrying value of our investment in JapanCross. In addition , we recognized a net unrealized loss of $0.9 million on our securities owned.

         Expenses

         Compensation and benefits expense decreased 31.1% from $133.8 million for the three months ended March 31, 2001 to $92.2 million for the comparable period in 2001. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,267 employees as of March 31, 2001 to 1,937 employees as of March 31, 2002.

         Communications and equipment expense decreased 21.8% from $45.4 million for the three months ended March 31, 2001 to $35.5 million for the comparable period in 2002. This decrease was due in large part to lower costs related to our core communications, which decreased 40.3% from $27.5 million for the three months ended March 31, 2001 to $16.4 million for the comparable period in 2002, reflecting the benefit of improved network and systems efficiencies. Our exchange data access charges also decreased 39.1% from $5.7 million for the three months ended March 31, 2001 to $3.4 million, primarily due to the sale of our Research and Analytics product to Reuters in September 2001, as well as an increase in recovery of charges from our clients. Our equipment and software costs for upgrading our existing systems and other enhancements increased 23.4% from $8.8 million for the three months ended March 31, 2001 to $10.9 million for the comparable period in 2002. Our office communication costs increased 39.3% from $3.4 million for the three months ended March 31, 2001 to $4.8 million for the comparable period in 2002 primarily due to the move to our new corporate headquarters in May 2001.

         Soft dollar and commission recapture expense decreased 4.4% from $56.1 million for the three months ended March 31, 2001 to $53.6 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This decrease was primarily due to decreased transaction volumes. Offsetting this decrease was an increase in our commission recapture expenses from our Lynch Jones & Ryan subsidiary.

         Brokerage, clearing and exchange fees increased 2.3% from $36.7 million for the three months ended March 31, 2001 to $37.6 million for the comparable period in 2002. This increase primarily resulted from our new order routing technology, which allows us to route trades to other ECNs, who in turn, charge us fees. Partly offsetting this increase was a decrease in our clearing fees due to lower overall transaction volumes.

         Depreciation and amortization expense increased 3.4% from $19.5 million for the three months ended March 31, 2001 to $20.2 million for the comparable period in 2002. This increase was primarily due to an increase in our amortization of leasehold improvements in connection with our move to our new corporate headquarters in New York. In addition, as part of our adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill. Offsetting this decrease in goodwill amortization was amortization related to our intangible asset, which we acquired in connection with our acquisition of ProTrader in October 2001.

         Professional fees decreased 66.7% from $15.7 million for the three months ended March 31, 2001 to $5.2 million for the comparable period in 2002. This decrease was primarily due to reduced use of technical and management consultants, as well as reduced legal expenses. These fees were higher in the three months ended March 31, 2001 as we were preparing for our initial public offering.

         Occupancy expense increased 30.0% from $10.9 million for the three months ended March 31, 2001 to $14.2 million for the comparable period in 2002. This increase was primarily due to higher lease payments and related expenses from our move to new corporate headquarters in New York.

         Marketing and business development decreased 65.4% from $10.2 million for the three months ended March 31, 2001 to $3.5 million for the comparable period in 2002. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives.

         Broker-dealer rebates were $3.3 million for the three months ended March 31, 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates for broker-dealers who provide liquidity and charge additional commissions for broker-dealers who take liquidity, which is recorded as transaction fee revenue. The additional commissions we receive from liquidity takers more than offset the amount of broker-dealer rebates paid to liquidity providers.

         Other expenses increased 21.0% from $13.0 million for the three months ended March 31, 2001 to $15.7 million for the comparable period in 2002. This increase was primarily due to a write off of a loan to Vencast, interest costs related to our securities lending activities, and payments to Reuters in connection with the sale of our R&A product in order to allow customers to receive this service and support from Reuters instead of us. Partly offsetting these increases, was a decrease in our travel costs as part of our cost reduction initiatives.

         Provision for Income Taxes

         Our tax provision decreased from a charge of $39.3 million for the three months ended March 31, 2001 to a benefit of $9.5 million for the comparable period in 2002 as a result of our decreased income before income taxes. Our effective income tax rate decreased from 44.0% for the three months ended March 31, 2001 to 37.3% for the comparable period in 2002. This decrease resulted from the write down in goodwill and losses in lower-tax jurisdictions, primarily from our non-U.S. operations.

         Cumulative Effect of Change in Accounting Principle.

         Cumulative effect of change in accounting principle related to goodwill, net of tax, was $18.6 million for the three months ended March 31, 2002. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. We incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 related to our acquisition of Montag, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our Pro Trader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

     Liquidity and Capital Resources

         We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. The net proceeds from our initial public offering are also a source of funding for us. Prior to our reorganization, in order to fund our international operations, we paid dividends to Reuters, which then made capital contributions to those companies. See "-- Our Reorganization." For a discussion of our dividend policy following the offering, see "Market for the Company's Common Equity and Related Stockholders' Equity." We currently anticipate that the net proceeds from our initial public offering, together with our cash resources and credit facilities, will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements as well as other anticipated requirements for at least the next twelve months. To the extent that we further develop our correspondent clearing operations, we may need to obtain additional financing. Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. To the extent that overall market volumes and our volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

         Cash and cash equivalents, together with assets readily convertible into cash, accounted for 63.2% and 65.8% of our assets as of March 31, 2002 and December 31, 2001, respectively. Cash and cash equivalents decreased to $522.5 million as of March 31, 2002 from $703.7 million as of December 31, 2001 primarily due to decreases in our receivable from and payable to broker-dealers and increases in our securities owned.

         The decrease in our receivable from broker-dealers and cash and cash equivalents contributed to the decrease in our total assets. Offsetting these factors were the increase in our securities owned. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

         Capital expenditures for the three months ended March 31, 2002 and the year ended December 31, 2001 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities to support our growth. Capital expenditures and investments in new technology were financed primarily through our operations. Additionally, we made cash payments in excess of net assets acquired of $5.3 million in January 2002 which completes our acquisition of ProTrader. Acquisitions are generally funded from the proceeds from our initial public offering and cash generated by our operations. Our aggregate minimum lease commitments are $22.7 million in 2002, $27.5 million in 2003, $22.3 million in 2004, $18.5 million in 2005, and $17.3 million in 2006. Our aggregate minimum lease commitments after 2006 are $203.9 million and relate to our 20 year lease for our headquarters in New York. We anticipate that we will meet our 2002 capital expenditure needs out of operating cash flows.

         As of March 31, 2002, we had access to $211.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of March 31, 2002, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of March 31, 2002, we had access to $711.4 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of March 31, 2002, there was $64.8 million outstanding under these credit lines.

         Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2002, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had net capital of $260.8 million, which was $256.1 million in excess of its required net capital of $4.7 million.

         In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of March 31, 2002, the segregated funds amounted to $315.4 million.

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

Critical Accounting Polices and Estimates

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

         See Note 2 to the consolidated financial statements for a summary of our significant accounting policies.

         Pursuant to SFAS 142, we have changed our accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater then its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. We have changed the presentation of our consolidated statements of income on this Form 10-Q from our preliminary consolidated statements of income which appeared with our earnings release for the first quarter ended March 31, 2002 to reflect this as a change in accounting policy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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


INTEREST RATE RISK

         We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio consisting mainly of U.S. government, U.S. agency and municipal bonds, euro-denominated, Canadian and Japanese government bonds, and corporate bonds. Our portfolio has an average maturity of less than two years and does not contain any securities with maturities greater than three years. The aggregate fair market value of this portfolio was $357.8 million and $206.8 million as of March 31, 2002 and December 31, 2001, respectively. These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of March 31, 2002 and December 31, 2001, the fair value of the portfolio would have declined by $2.7 and $2.1 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $522.5 million and $703.7 million as of March 31, 2002 and December 31, 2001, respectively. We also had short-term borrowings of $64.8 million and $69.3 million as of March 31, 2002 and December 31, 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.


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

         The following is a breakdown of the currency denominations of our securities owned (in millions):

                      March 31,   December 31,
Currency                2002         2001
----------------      ---------    ---------
Euro                  $    30.5    $    20.9
British pound              12.3         12.1
Japanese yen                7.3          7.6
Canadian dollar             5.3          5.7
Hong Kong dollar            1.3          1.2
                      ---------    ---------
     Total            $    56.7    $    47.5

         Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $5.2 million and $4.3 million as of March 31, 2002 and December 31, 2001, respectively.

         A portion of our revenues and expenses are denominated in non-U.S. dollar currencies. Approximately 24.2% of our revenues and 20.5% of our expenses as of March 31, 2002, and 24.3% of our revenues and 22.0% of our expenses as of December 31, 2001 were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $60 thousand and $4.3 million as of March 31, 2002 and December 31, 2001, respectively.


EQUITY PRICE RISK

         As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.9 million and $5.6 million as of March 31, 2002 and December 31, 2001, respectively.


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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         For a discussion of our legal and administrative proceedings, see "Legal Proceedings" in our Annual Report on Form 10-K. There have been no material developments with respect to legal and administrative proceedings.

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

         We used $100 million of the proceeds for our acquisition of ProTrader and the remaining proceeds for working capital and general corporate purposes. Pending use, we have invested the remaining proceeds in high grade corporate and municipal bonds, U.S. treasuries, and interest-bearing money market investments.

         On October 1, 2001, we acquired ProTrader pursuant to an Interest Purchase Agreement dated as of July 23, 2001, as amended as of October 1, 2001 (the "Purchase Agreement"), between us and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young (together, the "ProTrader Sellers"). Pursuant to the Purchase Agreement, we paid the ProTrader Sellers a purchase price of $100 million in cash and an aggregate of 5,017,058 shares of our common stock, valued at $50 million. We sold 4,629,427 shares to the ProTrader Sellers on October 1, 2001, and the remaining 387,631 shares to one of the ProTrader Sellers on January 3, 2002 in a private placement pursuant to Regulation D of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         On April 9, 2002, Douglas Atkin resigned as President and Chief Executive Officer of Instinet, a position he had held since 1998. Mr. Atkin resigned as a director of Instinet on that date as well. Also on April 9, 2002, Kenneth Marshall retired as Executive Vice President and Chief Operating Officer of Instinet, but continues to serve as Special Consultant to the board until the end of 2002. The board has appointed Mark Nienstedt to serve as Acting President and Chief Executive Officer, and he will also continue to serve as Chief Financial Officer. The board has also appointed Jean-Marc Bouhelier to serve as Chief Operating Officer.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit
Number         Description
---------      ------------------------------------------------------------
10.1           Settlement, Release, Covenant Not To Sue, Waiver and
               Non-Disclosure Agreement between Instinet Group Incorporated and
               Douglas M. Atkin, dated April 30, 2002.

10.2           Settlement, Release, Covenant Not To Sue, Waiver and
               Non-Disclosure Agreement between Instinet Group Incorporated and
               Kenneth K. Marshall, dated May 3, 2002.

10.3 Consulting Agreement between Instinet Group Incorporated and Kenneth K. Marshall, dated May 3, 2002.


         (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through May 10, 2002:


Filing Date of Report       Item Number           Financial Statements Required to be Filed
---------------------      ------------------    -----------------------------------------
February 13, 2002             Items 5 & 7         No
March 22, 2002                Items 5 & 7         No
April 10, 2002                Items 5 & 7         No
April 21, 2002                Items 5 & 7         No

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002


                                                     INSTINET GROUP INCORPORATED

                                                          By:
                                           -------------------------------------
                                                            Name: Mark Nienstedt
                            Title: Acting President and Chief Executive Officer,
                                   Chief Financial Officer and Director
                       (Duly Authorized Officer and Principal Financial Officer)


                                                          By:
                                                     ---------------------------
                                                        Name: Michael J. Clancy
                      Title: Senior Vice President and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
---------      ------------------------------------------------------------
10.1           Settlement, Release, Covenant Not To Sue, Waiver and
               Non-Disclosure Agreement between Instinet Group Incorporated and
               Douglas M. Atkin, dated April 30, 2002.

10.2           Settlement, Release, Covenant Not To Sue, Waiver and
               Non-Disclosure Agreement between Instinet Group Incorporated and
               Kenneth K. Marshall, dated May 3, 2002.

10.3           Consulting Agreement between Instinet Group Incorporated and
               Kenneth K. Marshall, dated May 3, 2002.