Form 10-Q
period 2002-06-30
INSTINET GROUP INC
filed 2002-08-13
CIK 1132327

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2002

                                       or


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


Number of shares outstanding of each of the registrant's classes of Common Stock at August 13, 2002.


Common Stock, $0.01 par value                                 248,553,515 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended June 30, 2002

Table of Contents                                                           Page

Part I. Financial Information

     Item 1. Financial Statements
       Consolidated Statements of Income for the three
         months and six months June 30, 2002 and 2001 .....................  3
       Consolidated Statements of Financial Condition as
         of June 30, 2002 and December 31, 2001 ...........................  4
       Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 ...........................................  5
       Notes To Consolidated Financial Statements .........................  6
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................ 18
     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk .................................................. 35

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings ............................................ 37
     Item 2. Changes in Securities and Use of Proceeds .................... 37
     Item 3. Defaults Upon Senior Securities .............................. 42
     Item 4. Submission of Matters to a Vote of Security Holders .......... 42
     Item 5. Other Information ............................................ 42
     Item 6. Exhibits and Reports on Form 8-K ............................. 44

     Signatures ........................................................... 47

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed or suggested in forward-looking statements, including those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," and under the caption "Risk Factors" in our Prospectus dated August 1, 2002, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus"). We hereby incorporate by reference those risk factors from our Prospectus into this report on Form 10-Q.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)




                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,

                                                              2002           2001           2002           2001
                                                              ----           ----           ----           ----
REVENUES
Transaction fees..............................              $ 269,933      $ 378,891      $ 535,814      $ 793,387
Interest......................................                 11,958         11,199         20,892         23,480
Investments...................................                (13,181)         3,689        (18,895)         5,901
                                                             --------       --------       --------       --------
          Total revenues......................                268,710        393,779        537,811        822,768
EXPENSES
Compensation and benefits.....................                 70,989        112,735        157,207        237,532
Communications and equipment..................                 29,187         42,560         62,496         86,191
Soft dollar and commission recapture .........                 61,738         54,228        115,329        110,281
Brokerage, clearing and exchange fees ........                 33,767         36,185         70,448         72,575
Depreciation and amortization.................                 17,930         19,669         37,053         38,279
Professional fees.............................                  6,646          9,012         11,664         24,025
Occupancy........................                              13,595         13,796         27,147         23,907
Marketing and business development............                  7,480          8,477         10,887         18,561
Broker-dealer rebates                                          25,503              -         28,794              -
Other.........................................                 16,852         13,545         32,526         26,480
Restructuring.................................                 42,410              -         57,440              -
                                                             --------       --------        -------        -------
          Total expenses......................                326,097        310,207        610,991        637,831

Income/(loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle .......................                (57,387)        83,572        (73,180)       184,937
Provision for /(benefit from) income .........                (14,117)        36,198        (19,820)        79,863
taxes....... .................................              ---------        -------       --------        -------

Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle ..................................                (43,270)        47,374        (53,360)       105,074
Discontinued operations:
   Loss from operations of fixed income
    business, net of tax .....................                (16,635)        (6,644)       (22,586)       (14,236)
                                                            ---------       --------      ---------       --------
Income/(loss) before cumulative effect of
   change in accounting principle,
   net of tax ................................                (59,905)        40,730        (75,946)        90,838
Cumulative effect of change in
   accounting principle ......................                      -              -        (18,642)             -
                                                            ---------       --------       --------        -------
          Net income/(loss)...................               $(59,905)       $40,730       $(94,588)       $90,838
                                                            =========       ========       ========        =======

Basic and diluted earnings/(loss) per share:
Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle ..................................                 $(0.17)         $0.21         $(0.22)         $0.49
Discontinued operations:
   Loss from operations of fixed income
    business, net of tax .....................                  (0.07)         (0.03)          (.09)         (0.07)
                                                             --------        -------        -------         ------
Income/(loss) before cumulative effect of
   change in accounting principle, net of tax.                  (0.24)          0.18          (0.31)          0.42
Cumulative effect of change in accounting
   principle .................................                     -              -           (0.07)             -
                                                              -------        -------        -------          -----
          Net income/(loss)...................                $ (0.24)       $  0.18        $ (0.38)         $0.42
                                                              =======        =======        =======          =====
 Weighted average shares outstanding:
   Basic .....................................                248,554        222,675        248,641        214,831
   Diluted ...................................                248,585        223,122        248,720        215,060

        The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                 June 30,     December 31,
                                                                   2002           2001
                                                                   ----           ----
ASSETS
Cash and cash equivalents.................................     $  422,712     $  703,678
Securities segregated under federal regulations...........        276,278        310,692
Securities owned, at market value.........................        309,284        236,007
Securities borrowed.......................................        627,258        455,922
Receivable from broker-dealers............................        220,163        421,196
Receivable from customers.................................         79,983         68,280
Commissions and other receivables, net....................        100,172        116,027
Taxes receivable                                                   11,757              -
Receivable from affiliate                                             293              -
Investments...............................................         79,685         91,899
Fixed assets and leasehold improvements, net..............        181,706        205,136
Deferred tax assets, net..................................         47,295         52,165
Goodwill, net.............................................        130,640        145,066
Other intangible asset, net...............................         63,184         63,664
Other assets..............................................        115,096        125,109
                                                               ----------     ----------
Total assets..............................................     $2,665,506     $2,994,841
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings.....................................     $  105,378     $   69,299
Securities loaned.........................................        372,631        257,000
Payable to broker-dealers.................................        120,825        369,817
Payable to customers......................................        320,757        389,803
Taxes payable... .........................................              -         30,229
Payable to Parent.........................................          8,052          2,254
Payable to affiliates, net................................              -         12,707
Accrued compensation......................................         77,426        128,175
Accounts payable, accrued expenses and other liabilities..        279,331
                                                                                 273,048
                                                               ----------     ----------
Total liabilities.........................................      1,284,400      1,532,332
                                                               ----------     ----------
Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value (950,000 shares authorized,.
  248,739 and 248,351 issued as of June 30, 2002 and
  December 31, 2001, respectively, and 248,554 and                  2,487          2,483
  248,351 shares outstanding as of June 30, 2002 and
  December 31, 2001, respectively)........................
Additional paid-in capital................................      1,397,694      1,396,551
Retained earnings/(accumulated deficit)...................        (20,472)        74,116
Treasury stock, at cost (185 shares)                               (1,335)
Accumulated other comprehensive (income/loss).............          6,931           (726)
Unearned compensation.....................................         (4,199)        (9,915)
                                                               ----------     ----------
Total stockholders' equity................................      1,381,106      1,462,509
                                                               ----------     ----------
Total liabilities and stockholders' equity................     $2,665,506     $2,994,841
                                                               ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                          2002          2001
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)..........................................              $ (94,588)       $90,838
Adjustments to reconcile net income to cash used
in operating activities:
  Write-off of fixed assets                                                  4,513
  Depreciation and amortization............................                 37,053         40,007
  Goodwill impairment, pre-tax.............................                 19,046              -
  Deferred tax assets, net.................................                  4,870          3,428
  Amortization of unearned compensation....................                  3,000          3,790
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations                           34,414       (43,049)
  Securities borrowed......................................               (171,336)      (392,144)
  Receivable from broker-dealers...........................                201,033        260,372
  Receivable from customers................................                (11,703)        74,412
  Commissions and other receivables, net...................                 15,855        (29,312)
  Receivable from Parent.......... ........................                      -        (10,372)
  Receivable from affiliate, net...........................                   (293)        14,267
  Taxes receivable                                                         (11,757)
  Other assets                                                              10,233         22,821
Increases/(decreases) in operating liabilities:
  Short-term borrowings....................................                 36,079         13,675
  Securities loaned                                                        115,631        285,928
  Payable to broker-dealers................................               (248,992)      (337,244)
  Payable to customers.....................................                (69,046)       (88,717)
  Taxes payable............................................                (30,229)        (9,442)
  Payable to Parent........................................                  5,798        (22,488)
  Payable to affiliates, net...............................                (12,707)        25,878
  Accrued compensation.....................................                (50,749)       (32,229)
  Accounts payable, accrued expenses and other liabilities                   6,283         35,980
                                                                         ---------     ----------
     Cash used in operating activities.....................               (207,592)       (93,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value........................                (73,277)       104,678
  Investments..............................................                 12,214         (5,281)
  Purchase of fixed assets and leasehold improvements                      (13,314)       (75,143)
  Acquisitions of businesses, net of assets acquired and
   liabilities assumed.....................................                 (5,319)             -
                                                                         ---------      ---------
     Cash (used in)/provided by investing activities.......                (79,696)         24,254

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock...............................                 (1,335)             -
  Repayment of subordinated debt from affiliate............                      -        (50,417)
  Loan from Parent ........................................                      -        150,000
  Capital distribution to Parent...........................                      -       (150,000)
  Net proceeds from initial public offering................                      -        488,097
  Repayment of loan from Parent............................                      -       (150,000)
  Proceeds from issuance of common shares..................                      -            210
                                                                          --------     ----------
     Cash (used in)/provided by financing activities.......                 (1,335)       287,890

Effect of exchange rate differences........................                  7,657            228
                                                                         ---------      ---------
Decrease in cash and cash equivalents......................               (280,966)       218,771
Cash and cash equivalents, beginning of year...............                703,678        415,199
                                                                         ---------      ---------
Cash and cash equivalents, end of period...................               $422,712       $633,970
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

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is 83.3% owned by subsidiaries of Reuters Group PLC ("Reuters" or "Parent").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 27,2002.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Our accounting policy related to our strategic alliances and long term investments is the most critical accounting policy that requires us to make estimates and use judgements that could affect our results (See "INVESTMENTS" accounting policy below).

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

         DEPRECIATION AND AMORTIZATION OF FIXED ASSETS ($ IN THOUSANDS)

         Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost, net of accumulated amortization of $270,753 and $373,689 as of June 30, 2002 and December 31, 2001, respectively.

         ACQUISITIONS AND GOODWILL

         All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill on the consolidated statements of financial condition.

         The carrying value of goodwill is reviewed on a periodic basis for impairment based upon the discounted cash flows of the businesses. Should the review indicate that goodwill is impaired, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the discounted cash flows.

         In accordance with SFAS 142 "Goodwill and other Intangible Assets," goodwill existing as of June 30, 2001 was amortized until December 31, 2001. For goodwill arising from acquisitions after June 30, 2001, the Company did not amortize goodwill but reviewed it for impairment in accordance with the Company's impairment policy noted above.

         Pursuant to the purchase method, the results of operations, changes in stockholders' equity and cash flows of acquired companies and businesses are included in consolidated operations only for those periods following the date of their acquisition.

         The Company's subsidiary, ProTrader Group, L.P. ("ProTrader"), had previously entered into agreements whereby additional consideration would be paid to former owners of trading offices it had purchased. The additional consideration is generally based on actual trading volumes of the respective trading office and is generally effective for a period of two years from the date of acquisition. In accordance with EITF 95-8: "Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination", APB 16 "Business Combinations" and APB 17 "Intangible Assets", the Company records these contingent payments as additional goodwill.

         INTANGIBLE ASSET ($ IN THOUSANDS)

         The identifiable intangible asset consists primarily of intellectual property and related technology in connection with the Company's acquisition of ProTrader in October 2001. The intangible asset is being amortized on a straight line basis over its estimated useful life of 7 years and is shown net of accumulated amortization of $7,400 as of June 30, 2002. Amortization expense for the three months and six months ended June 30, 2002 was $2,521 and $5,042, respectively. Estimated amortization expense for each of the next 5 years is $10,083.

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


         SECURITIES OWNED ($ IN THOUSANDS)

         Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the consolidated statements of income. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                       June 30,     December 31,
                                                         2002           2001
                                                     -----------   ------------
U.S. government and federal agency obligations          $ 69,107        $42,446
Municipal bonds                                           84,740         73,637
Corporate bonds                                           97,911         72,408
Foreign sovereign obligations                             29,203         18,317
Shares of stock exchanges                                 28,123         29,199
Other                                                        200             --
                                                       ---------        -------
     Total                                              $309,284      $ 236,007
                                                       =========        =======


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

         COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

         Commissions and other receivables are reported net of a provision for doubtful accounts of $13,601 and $7,472 as of June 30, 2002 and December 31, 2001, respectively.

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

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive income.

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

         TREASURY STOCK

         The Company's purchases of shares of its own common stock are recorded as treasury stock under the cost method and are shown as a reduction to stockholders' equity on the statement of financial condition.


3. INVESTMENTS ($ IN THOUSANDS)

         From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. A description of the Company's more significant investments are as follows:

- WR Hambrecht + Co ("Hambrecht") -- In 1999 and 2000, the Company made investments totaling $27,500, now representing a 7.8% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of June 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $10,000 and $16,450, respectively. In addition, as of June 30, 2002, the Company recorded a loan receivable from Hambrecht in the amount of $1,969. This loan accrues interest at prevailing market rates and matures in February 2007 and June 2007.

- TP Group LDC -- In 1999 and 2000, the Company made investments, and also sold certain portions of its investment, in TP Group LDC, now representing a 13.8% interest. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. As of June 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $4,826 and $8,816, respectively.

- Archipelago Holdings LLC ("Archipelago") -- In 1999, the Company made an investment of 15,528 GBP, now representing approximately 4.8% interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. In March 2002, Archipelago merged with REDIBook ECN LLC, another ECN. As of June 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $40,000.

- Starmine Corporation ("Starmine") -- In February 2002, the Company made an investment of $2,000 representing a 12.8% interest in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of June 30, 2002, the Company carried its investment at estimated fair value of $2,000.

- The Nasdaq Stock Market, Inc. ("Nasdaq") -- In 2000, the Company made an investment of $15,475 in Nasdaq and its subsidiary ProTrader carried an investment in Nasdaq of $261. As of June 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value, which was unchanged from its original cost.

- Tradeware S.A. ("Tradeware") -- In 2000, the Company made investments of 4,000 euros, and in 2001, 66,925 Belgian francs and 1,500 euros, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of June 30, 2002 and December 31, 2001, the Company carried its investment at $3,870 and $4,492, respectively, as determined under the equity method. In addition, as of June 30, 2002, the Company recorded a loan receivable from Tradeware in the amount of $1,779. This loan accrues interest at prevailing market rates and matures on December 31, 2003.

- Knight Roundtable Europe Ltd. ("Roundtable") -- In 2001, the Company made an investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. At December 31, 2001, the Company carried its investment at estimated fair value of $250. At June 30, 2002, the Company wrote off its investment in Roundtable.

- JapanCross Securities Co. Ltd. ("JapanCross") -- In 2001 and 2002, the Company made a series of investments totaling $6,871, representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of June 30, 2002 and December 31, 2001, the Company carried its investment at $ 3,253 and $3,782, respectively, as determined under the equity method.

- Vencast, Inc. ("Vencast") -- In 2000 and 2001, the Company made investments of 5,031 GBP and $1,500, respectively, in Vencast. Vencast provided solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of December 31, 2001, the Company carried its investment at $2,373, as determined under the equity method. In March 2002, Vencast ceased operations and the Company wrote off its carrying value. In addition, as of December 31, 2001, the Company recorded a loan receivable from Vencast in the amount of $3,000, which was subsequently written off.


4.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

         As of June 30, 2002 and December 31, 2001, the fair value of collateral held by the Company that could be sold or repledged totaled $719,582 and $607,069, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $576,999 and $548,487 had been sold or repledged generally to cover short sales or effect deliveries of securities as of June 30, 2002 and December 31, 2001, respectively. In addition, securities in customer accounts with a fair value of $104,103 and $76,462 could be sold or repledged by the Company as of June 30, 2002 and December 31, 2001, respectively.


5. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

         The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of June 30, 2002 and December 31, 2001, Instinet Clearing Services Corp., which is the counterparty to each of our customer transactions, had net capital of $269,653 and $259,990, which was $266,211 and $256,443 in excess of its required net capital of $3,442 and $3,547, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

         The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2002 and December 31, 2001, these subsidiaries had met their local capital adequacy requirements.


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


                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                              ------------------------------    -----------------------------
                                                   2002             2001            2002             2001
                                              -------------    -------------    -------------   -------------
Total revenues:
  U.S..........................                  $ 218,064        $ 300,067       $ 422,586         $640,013
  Non-U.S.....................                      50,646           93,712         115,225          182,755
                                                 ---------         --------         -------        ---------
       Total.......................              $ 268,710        $ 393,779       $ 537,811        $ 822,768
                                                 =========         ========         =======        =========
Income/(loss) from continuing operations
  before income taxes and operations and
  cumulative effect of change in accounting
  principle:
      U.S..........................              $ (55,738)        $ 52,993       $ (79,130)       $ 136,656
      Non-U.S.....................                  (1,649)          30,579           5,950           48,281
                                                 ---------         --------       ---------        ---------
       Total.......................              $ (57,387)        $ 83,572       $ (73,180)       $ 184,937
                                                 =========         ========       =========        =========


                                                                                  June 30,       December 31,
                                                                                    2002             2001
                                                                                -----------      ------------
Identifiable assets:
  U.S..........................                                                 $ 2,255,801      $ 2,102,145
  Non-U.S.....................                                                      409,705          892,696
                                                                                -----------      -----------
Total.............................                                              $ 2,665,506      $ 2,994,841
                                                                                ===========      ===========


8. COMPREHENSIVE INCOME ($ IN THOUSANDS)

     Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:


                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                  2002         2001         2002         2001
                                               ---------    ---------    ---------    ---------
Net income / (loss)                            $ (59,905)    $ 40,730     $(94,588)    $ 90,838
Changes in other comprehensive
   income/(loss):
   Foreign currency translation adjustment        10,762          128        7,657          228
                                               ---------     --------     --------     --------
   Total comprehensive income / (loss),net
    of tax                                     $ (49,143)    $ 40,858     $ (7,657)    $ 91,066
                                               =========     ========     ========     ========


9.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. Options to purchase 26,320 shares of common stock at a weighted average exercise price of $13.50 per share were outstanding as of June 30, 2002. However, options to purchase 19,126 and 14,025 shares of common stock were not included in the computation of dilutive EPS for the three and six months ended June 30, 2002 and 2001, respectively, as the exercise price for these options exceeded the average market price of the Company's common stock for each of the respective periods. Accordingly, the diluted EPS computation does not include the antidilutive effect of these options. Options expire on dates ranging from August 2006 to May 2009.

      Earnings per share under the basic and diluted computations are as follows:


                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                 2002          2001         2002         2001
                                             -----------   ----------    ---------    ---------

Net income / (loss)                           $  (59,905)    $ 40,730    $(94,588)    $ 90,838
                                              ==========     ========    =========    ========

Weighted average number of common
 Shares outstanding - basic                      248,554      222,675      248,641     214,831

Common stock equivalent shares related
 to stock incentive plans                             31          447           79         229
                                                 -------      -------      -------     -------
Weighted average number of common shares
 Outstanding - diluted                           248,585      223,122      248,720     215,060


Basic earnings per share                         $ (0.24)       $0.18       $(0.38)      $0.42

Diluted earnings per share                       $ (0.24)       $0.18       $(0.38)      $0.42


10.    GOODWILL ($ in thousands)

       The following table sets forth the changes in the carrying amount of goodwill:

       Balance as of December 31, 2001                    $ 145,066
       Goodwill acquired during the period                    4,620
       Goodwill impairment                                 (19,046)
                                                          ---------
       Balance as of June 30, 2002                        $ 130,640
                                                          =========

       The Company completed its acquisition of ProTrader Group, L.P. ("ProTrader") on January 3, 2002, thereby increasing its goodwill by $4,606. In addition, the Company recorded additional goodwill of $14 related to contingency consideration paid to former owners of trading offices purchased by its subsidiary ProTrader.

       In the first quarter of 2002, during the Company's adoption of SFAS 142 and its transitional review test of goodwill, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader acquisition. Such indicators were an overall decrease in customer transaction volumes during the first quarter, which led to operating losses. As a result, the Company closed several trading offices and restructured its operations in the first quarter of 2002. In accordance with SFAS 142, based on the results of a discounted cash flow analysis, the Company calculated a pre-tax level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill.

       In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result, the Company's goodwill related to its acquisition of Montag Poepper & Partner GmbH ("Montag"), a fixed income broker-dealer in Germany, was impaired. Therefore, the Company recorded a pre-tax impairment loss of $3,296, the remaining carrying value of its goodwill.

         For comparative purposes, the following table reflects the Company's results as of June 30, 2001, adjusted as though the Company had adopted SFAS 142 on January 1, 2001:

                                                     Three Months    Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2001           2001
                                                      -----------    ----------
Net income, as reported                                  $40,730       $90,838
Goodwill amortization                                      2,011         4,022
Tax effect                                                  (356)         (711)
                                                         -------       -------
Net income, as adjusted                                 $ 42,385       $94,149
                                                        ========       =======

Basic and diluted earnings per share, as reported          $0.18         $0.42
Basic and diluted earnings per share, as adjusted          $0.19         $0.44


11. RESTRUCTURING ($ IN THOUSANDS)

         In 1998, the Company began to design and develop a web-based retail brokerage operation. In December 2000, based upon a review of market conditions and an evaluation of possible alternate strategies, the Company decided to re-direct its retail brokerage efforts. As part of this redeployment, the Company recorded a restructuring charge of $4,000 for the six months ended June 30, 2001. All of the liability related to this restructuring charge had been paid as of December 31, 2001.

         In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure by approximately $70,000 annually. This restructuring was completed in 2001 at a pre-tax cost of $24,400 in the year ended December 31, 2001 and included:

- Workforce reduction -- the Company reduced its employee headcount levels by
226. The departments primarily affected were various operational areas in technology support functions, sales and trading, administrative functions and clearing operations in its U.S. and international offices. The Company recorded a pre-tax charge of approximately $21,000 related to its workforce reduction during the second half of 2001.

- Office closures/consolidation -- the Company closed its office in Sydney, Australia and consolidated its European trading and clearing operations, significantly reducing the size of its Zurich office. In the U.S., the Company closed the Greenwich, Detroit and Seattle trading offices of its ProTrader subsidiary. The Company recorded a pre-tax charge of approximately $3,000 related to its office closures during the second half of 2001.

         As of June 30, 2002, the Company carried a liability of $4,736 associated with this restructuring on its consolidated statements of financial condition, which is reflected as follows:


                                    Balance                Balance
                                    Dec. 31,               June 30,     Due by    Due after
                                      2001      Payments     2002      12/31/02   12/31/02
                                    --------    --------   --------    --------   --------
Workforce reduction                  $ 5,694   $ (1,623)    $ 4,071     $ 2,628    $ 1,443
Office closures/consolidation          1,085       (420)        665         408        257
                                     -------   --------     -------     -------    -------
Total                                $ 6,779   $ (2,043)    $ 4,736     $ 3,036    $ 1,700
                                     =======   ========     =======     =======    =======

         In March, 2002, the Company announced that it would reduce its annualized operating costs by approximately $120,000, compared to its annualized fixed cost run rate in the fourth quarter of 2001, in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the three months and six months ended June 30, 2002, the Company incurred a pre-tax restructuring charge of $42,410 and $57,440, respectively, which included:

- Workforce reduction -- the Company reduced its employee headcount levels by
471. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. The Company recorded a pre-tax charge of $29,804 and $39,034 for the three months and six months ended June 30, 2002, respectively, related to its workforce reduction.

- Office closures/consolidation -- the Company closed the Houston, Los Angeles and San Jose trading offices of its ProTrader subsidiary, consolidated its European trading and clearing operations, closed its office in Germany, significantly reduced the size of its offices in Switzerland, U.K. and France, and consolidated its office space in the U.S. given its lower headcount. The Company recorded a pre-tax charge of $12,606 and $18,406 for the three months ended June 30, 2002, respectively, related to its office closures.

         As of June 30, 2002, the Company carried a liability of $41,927 associated with this restructuring on its consolidated statements of financial condition, which is reflected as follows:


                                                                        Balance
                                   Original                Additional   June 30,     Due by    Due after
                                    Accrual    Payments     Accrual       2002      12/31/02    12/31/02
                                   --------    --------   ----------    --------    --------    --------
Workforce reduction                 $ 9,230   $(14,414)     $ 29,804    $ 24,620    $ 13,929    $ 10,691
Office closures/consolidation         5,800     (1,099)       12,606      17,307       8,643       8,664
                                    -------    --------     --------    --------    --------    --------
Total                               $15,030   $(15,513)     $ 42,410    $ 41,927    $ 22,572    $ 19,355
                                    =======    ========     ========    ========    ========    ========


12.  EMPLOYEE BENEFIT PLANS

         The Company has granted Restricted Stock Units ("RSU") to certain members of senior management in lieu of cash for a portion of each members calendar year 2001 bonus. The RSUs are convertible into an equal number of shares of the Company's common stock and generally vest either one or two years from the date of grant. As of June 30, 2002, the Company had granted 185,455 RSUs.


13.  CAPITAL STOCK ($ in thousands)

         The Company purchased 185,455 shares of its own common stock at a cost of $1,335 in connection with its RSU plan.


14. DISCONTINUED OPERATIONS

         On May 3, 2002, the Company closed its fixed income trading platform. The Company began developing its fixed income business in 1998 and started trading in the spring of 2000. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result of the closure, the Company incurred the following charges:

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                       2002         2001        2002        2001
                                                    ---------    ---------   ---------   ---------
Loss from discontinued operations:
   Loss from operation of fixed income business      $ 23,581      $10,841    $ 33,356    $ 22,727
   Income tax benefit                                  (6,946)      (4,197)    (10,770)     (8,491)
                                                      -------      -------    --------    --------
      Net loss from discontinued operations          $ 16,635       $6,644    $ 22,586    $ 14,236
                                                      =======      =======    ========    ========
Loss per share - basic and diluted:
   Loss from operation of fixed income business        $ 0.10       $ 0.05      $ 0.13      $ 0.11
   Income tax benefit                                   (0.03)       (0.02)      (0.04)      (0.04)
                                                       ------       ------      ------      ------
      Net loss from discontinued operations            $ 0.07       $ 0.03      $ 0.09      $ 0.07
                                                       ======       ======      ======      ======

         A restructuring charge of $22,514 related to the closure of the Company's fixed income platform is reflected in the three and six months periods ended June 30, 2002. As of June 30, 2002, the Company carried a liability of $7,279 associated with this restructuring on its consolidated statements of financial condition, which is expected to be paid by December 31, 2002.


15. MERGER WITH ISLAND

         On June 9, 2002, the Company entered into a definitive agreement to acquire Island ECN. Subject to completion of the transaction, the Company expects to pay a one-time special cash dividend of $1.00 per share to its stockholders of record as of a date prior to closing. Upon closing, Island's stockholders will own approximately 25% of Instinet common stock on a fully diluted basis. The transaction is expected to close in the second half of 2002, subject to customary closing conditions including regulatory approvals. If the merger occurs, the Company expects to incur various charges related to the amortization of identified intangible assets, the conversion of existing Island equity options and one-time charges to achieve on-going cost synergies.


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

         We have been operating in a challenging business and economic environment. The introduction of decimalization, reduced investment banking activities, and the impact of Nasdaq's SuperSoes system have contributed to decreases in customer trading volumes, particularly our broker-dealer clients. These events have adversely affected our Nasdaq market share and have prompted us to significantly reduce our prices. As a result, our transaction fee revenues have declined from $793.4 million for the six months ended June 30, 2001 to $535.8 million for the comparable period in 2002. Our lower transaction fee revenues, a net loss from our investments primarily as a result of write-downs in certain of our investments, our restructuring charge related to our cost reduction initiatives, and the institution of our broker-dealer rebate program contributed to our net loss of $94.6 million for the six months ended June 30, 2002, compared to net income of $90.8 million for the comparable period in 2001.

         Total U.S. market share volume in the six months ended June 30, 2002 increased slightly to 436.6 billion shares from 431.2 billion in the six months ended June 30, 2001. Total Nasdaq share volumes were 225.4 billion shares in the six months ended June 30, 2002, down from 255.6 billion shares in the six months ended June 30, 2001. U.S. exchange-listed share volumes were 211.3 billion shares in the six months ended June 30, 2002, up from 175.6 billion shares in the six months ended June 30, 2001. Our percentage of overall market share decreased to 7.9% of total U.S. market share volume, which represented 12.5% of Nasdaq share volume, and 2.9% of U.S. exchange-listed share volume, in the six months ended June 30, 2002.

         Pricing Changes and Cost Reduction Initiatives

         In order to address the decline in our Nasdaq share volume and related transaction fee revenues, in the second half of 2001 we reduced our pricing for our U.S. broker-dealer customers, adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees, and established a pilot program to test pricing incentives for liquidity providers. In March 2002, we implemented a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. These initiatives were in response to intense price competition that we experienced in the fourth quarter of 2001 and into 2002, particularly for Nasdaq-quoted trading. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand our liquidity pool.

         Given the impact of price reductions on revenue from our U.S. broker-dealer customers, we have taken further action to reduce costs. We previously announced that we intended to reduce our annualized operating costs by approximately $120 million, compared to our annualized fixed cost run rate in the fourth quarter of 2001, through a number of measures including reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. We incurred a pre-tax restructuring charge of $57.4 million for the six months ended June 30, 2002 in connection with the cost reduction program, which entailed the following:

         o We reduced our employee headcount levels by 471 (excluding our fixed income business). The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. We recorded a pre-tax charge of approximately $38.0 million for the six months ended June 30, 2002 related to our workforce reduction.

         o We closed the Houston, Los Angeles and San Jose trading offices of our ProTrader subsidiary, consolidated our European trading and clearing operations, closed our office in Germany, significantly reduced the size of our offices in Switzerland, U.K. and France, and consolidated our U.S. office space given our lower headcount. We recorded a pre-tax charge of approximately $19.4 million for the six months ended June 30, 2002 related to our office closures and consolidations.

         o On May 3, 2002, we closed our fixed income trading platform. We began developing our fixed income business in 1998 and started trading in the spring of 2000. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. Our fixed income business had 105 employees at the time of its closure. As a result of the closure, we incurred a discontinued operations charge, net of tax, of $22.6 million.

         As a result of these actions, we have met our cost reduction target. We achieved these reductions without diminishing our ability to provide high quality service to our customers, our capacity to design, develop and deploy innovative new technology, and our control environment. We continue to evaluate further cost initiatives, which might result in further charges.

         Our annualized fixed-cost base relating to continuing operations was $678.0 million in the six months ended June 30, 2002, down $232.0 million from the comparable period in 2001. Our fixed-cost base excludes non-operating expenses (restructuring costs) and variable costs (soft dollar and commission recapture, broker-dealer rebates and brokerage, clearing and exchange fees).

         Our expenses are generally related to transaction volumes rather than share volumes. The average number of shares per transaction, both in the markets generally and in our business, has declined due to a decrease in investors' costs per transaction, coupled with the fact that investors can often better achieve their trading objectives by executing a larger number of smaller transactions. In addition, the decline in transaction size, combined with increased competition in the markets in which we operate, has resulted in lower average revenue per transaction. Although our average cost per transaction has also declined, average revenue per transaction has decreased at a faster rate, resulting in pressure on our margins. We expect that both our average cost per transaction and our average revenue per transaction will continue to decline, but at approximately equivalent rates.

         New Products and Services

         We continue to develop and enhance our technology, pricing and service options with the aim of providing tailored solutions that improve our clients performance as well as stimulate growth in our liquidity pool:

         o We continued to improve our core trading functionality to enhance our customers' ability to execute large share blocks cost efficiently. Our newest initiative in this area is 'targeted orders'. Scheduled for deployment in the third quarter of 2002, this functionality is designed to help traders with a block order identify potential counterparties for the order, and negotiate directly with them, without diminishing their ability to expose the order anonymously to the market as a whole.

         o We continued our program to convert our FIX clients to our new Direct-FIX technology. This upgrade combines faster connectivity with richer trading functionality than its predecessor and is more cost-effective for us. During the second quarter, we exceeded our conversion goals for clients and third-party vendors and have now converted more than two-thirds of our FIX client base. We expect to complete the entire conversion process by the end of the year, ahead of our original schedule.

         o Instinet Trading Portal, the new trading application primarily developed for our active asset manager and hedge fund customers, completed its first major round of beta testing during the first quarter of 2002 and is now deployed at over 175 client sites, many with multiple site licenses. We expect to have more than 300 clients using Portal by year-end, more than double our original target. The application's Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with our traditional customer display screens.

         o Newport(SM)(patent pending), a program-trading solution aimed primarily at passive and quantitative fund managers, which combines global liquidity with sophisticated trading analytics and support for collaboration, was being used by 10 major clients in the U.S. and Europe by the end of the second quarter of 2002, primarily multinational banks and global index fund managers. Newport's development team is targeting an additional 40-50 client-site installations by year-end. In addition, Newport is used actively on our own program-trading desk to trade portfolios on behalf of clients.

         o On May 14, 2002, we entered into a strategic alliance with Citibank, N.A. to operate the Instinet FX Cross(SM), a foreign exchange crossing service that will enable customers to execute large currency transactions anonymously at a transparent market price. We expect that Instinet FX Cross(SM) will be operational for North American customers in the fourth quarter of 2002 and rolled out for European customers soon thereafter. Instinet FX Cross(SM) will initially offer two crossing sessions per day in 12 currencies. Citibank, N.A. will act as counterparty to all transactions, which will be executed at CitiFX Benchmark rates.

         Merger with Island

         On June 9, 2002, we entered into an agreement and plan of merger with Island Holding Company, Inc., the parent company of Island ECN. In this merger, we would combine a newly formed subsidiary of Instinet with Island, resulting in Island becoming our wholly-owned subsidiary. Island is a leading electronic securities marketplace, with a large liquidity pool of orders to buy and sell securities that are published in its marketplace. Island's proprietary technology enables it to offer low cost, rapid and reliable order display and matching services to its customers. For the year ended December 31, 2001, Island had revenue of $166 million and net income of $22 million. As of December 31, 2001, Island's stockholders' equity was $61 million. In the three months ended March 31, 2002, Island's trading volume in Nasdaq-quoted stocks was 12.2 billion shares, and its share of volume in Nasdaq-quoted stocks was 11.1%. (In the same time period, Island's trading volume in U.S. exchange-listed stocks was 1.9 billion shares, and its share of volume in U.S.
exchange-listed stocks was 1.8%.)

         In connection with the merger, we expect to pay a $1.00 per share cash dividend to our stockholders of record as of a date prior to the closing of the merger, which would represent a distribution in the aggregate of approximately $249 million. We will not pay this dividend if the merger does not occur. Under the terms of the merger agreement, we would issue shares of our common stock to Island stockholders and would issue substitute options, warrants and stock appreciation rights to holders of Island options, warrants and stock appreciation rights outstanding at the effective time of the merger. The merger agreement sets forth a formula by which we would issue an aggregate number of shares of our common stock to Island stockholders equal to 85 million shares less a number of shares determined by reference to our share price and to Island options, warrants and stock appreciation rights that are exercised or forfeited prior to the merger or converted to equivalent Instinet options, warrants and stock appreciation rights in the merger. We estimate that former holders of Island common shares, options and warrants will become holders of our common stock, options and warrants representing, or having the right to acquire, approximately 25% of our common stock on a fully diluted basis after the merger.

         The merger is subject to customary closing conditions, including regulatory approvals. Reuters and all of Island's principal stockholders have committed to grant all necessary stockholder approvals. We anticipate that this merger will be completed in the second half of 2002.

         The combined company would be led by a management team consisting of top executives of both Instinet and Island and bring together complementary capabilities in the global equity markets, creating a company that we believe would be better able to serve customer needs. Island has concentrated on program trading, direct access and professional investor customers in the U.S. domestic market, as compared to our focus on large institutions and market makers both in the United States and abroad.

         If the merger occurs, we expect to incur various non-cash charges related to the amortization of identified intangible assets and the conversion of existing Island equity options. In addition, we expect to incur one-time charges to enable us to achieve on-going cost synergies. We expect the merger to deliver synergies as a result of expanded liquidity and cost savings in clearing, technology, facilities and administration. We currently expect these cost savings to amount to approximately $25 million per year on an annualized basis by the end of 2003. Excluding these non-cash costs and one-time charges, we expect the transaction to be accretive to earnings per share by the end of 2003.

         Completion of the merger requires that Island's stockholders adopt the merger agreement and an amendment to Island's certificate of incorporation and that Instinet's stockholders approve the issuance of Instinet common shares in the merger and adopt an amendment to Instinet's certificate of incorporation. Island will hold a special meeting of its stockholders to consider and vote on the merger agreement and the proposed amendment to Island's certificate of incorporation on September 10, 2002. Reuters has entered into a voting agreement with Island in which it has agreed, among other things, to consent to the Instinet common share issuance and the proposed amendment to Instinet's certificate of incorporation and to vote against any action that would materially delay or prevent the merger and against any transaction prohibited by the merger agreement and not to transfer any of its Instinet common shares while the merger is pending. Reuters owns approximately 83% of Instinet's outstanding common shares and Instinet has already received Reuters consent to the share issuance and the amendment to Instinet's certificate of incorporation.


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

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.


                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                        -----------------------   -----------------------
                                                           2002         2001         2002         2001
                                                         --------      -------     --------      -------
Total U.S. market share volume (millions)(1)(2)........   224,527      208,858      436,640      431,248
Our total U.S. market share volume (millions)(1).......    19,221       21,389       34,381       44,131
Our percentage of total U.S. market share volume(1)(2).      8.6%        10.3%         7.9%        10.2%
-------------------------------------------------------
Nasdaq share volume (millions)(2)(3)...................   116,114      122,928      225,357      255,635
Our Nasdaq share volume (millions)(3)..................    16,149       18,776       28,192       38,829
Our percentage of Nasdaq share volume (2)(3)...........     13.9%        15.3%        12.5%        15.2%
-------------------------------------------------------
U.S. exchange-listed share volume (millions)...........   108,413       85,931      211,283      175,613
Our U.S. exchange-listed share volume (millions).......     3,072        2,613        6,189        5,302
Our percentage of U.S. exchange-listed share volume....      2.8%         3.0%         2.9%         3.0%
-------------------------------------------------------
Our U.S. equity transaction volume (thousands).........    27,000       27,208       45,953       54,695
Our international equity transaction volume (thousands)     1,955        1,622        3,912        3,324
Our total equity transaction volume (thousands)........    28,955       28,830       49,865       58,019
-------------------------------------------------------
Our average U.S. equity transaction size (shares per
  transaction) ........................................       712          786          748          807
Our average equity transactions per day (thousands)....       452          457          402          464
-------------------------------------------------------
Our net transaction fees from U.S. equities
  (thousands)(4)                                         $140,212    $ 273,268     $306,985    $ 568,897
Our net transaction fees from non-U.S. equities
  (thousands)(4) ......................................  $ 39,942     $ 48,811     $ 79,159    $ 108,588
Our total net equity transaction fees (thousands)(4)...  $180,154     $322,079     $386,144     $677,485

(1) U.S. shares consist of shares of U.S exchange-listed and Nasdaq-quoted stocks.

(2) Historical amounts may be restated due to updates of volume information from Nasdaq.

(3) For a description of how we calculate our Nasdaq share volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Volume Calculations" in our Annual Report on Form 10-K.

(4) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses for equity transactions, as well as broker-dealer rebates from the related transaction fees. The required accounting for our soft dollar and commission recapture businesses and broker-dealer rebates is to add the related dollar-for-dollar expenses to those equity transaction fee revenues.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenues:


                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                       --------------------   -------------------
                                                          2002       2001       2002       2001
                                                       ---------   --------   --------   --------
REVENUES
Transaction fees.............                             100.5%      96.2%      99.6%      96.4%
Interest.....................                               4.5%       2.8%       3.9%       2.9%
Investments..................                             (4.2%)       0.9%     (3.5%)       0.7%
                                                         -------    -------    -------    -------
          Total revenues.....                             100.0%     100.0%     100.0%     100.0%
EXPENSES
Compensation and benefits....                              26.4%      28.6%      29.2%      28.9%
Communications and equipment.                              10.9%      10.8%      11.6%      10.5%
Soft dollar and commission recapture                       23.0%      13.8%      21.4%      13.4%
Brokerage, clearing and exchange fees                      12.6%       9.2%      13.1%       8.8%
Depreciation and amortization....                           6.7%       5.0%       6.9%       4.7%
Professional fees................                           2.5%       2.3%       2.2%       2.9%
Occupancy........................                           5.1%       3.5%       5.0%       2.9%
Marketing and business development.                         2.8%       2.2%       2.0%       2.3%
Broker-dealer rebates                                       9.5%          -       5.4%          -
Other............................                           6.3%       3.4%       6.0%       3.2%
Restructuring..............                                15.8%          -      10.7%          -
                                                         -------  ---------  ---------    -------
          Total expenses.........                         121.4%      78.8%     113.6%      77.5%

Income/(loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle                                   (21.4%)      21.2%    (13.6%)      22.5%
Provision for /(benefit from) income taxes.......         (5.3%)       9.2%     (3.7%)       9.7%
                                                         -------   --------   --------   --------
Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle                                              (16.1%)      12.0%    (10.0%)      12.8%
Discontinued operations:
   Loss from operations of fixed income
    business, net of tax                                  (6.2%)     (1.7%)     (4.2%)      -1.7%
                                                         -------   --------   --------   --------
Income/(loss) before cumulative effect of
   change in accounting principle, net of tax            (22.3%)      10.3%    (14.1%)      11.0%
Cumulative effect of change in accounting principle            -          -     (3.5%)          -
                                                         -------   --------   --------   --------
          Net income/(loss).............                 (22.3%)      10.3%    (17.6%)      11.0%
                                                         =======   ========   ========   ========

THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

     Overview

     Net income decreased from $40.7 million for the three months ended June 30, 2001 to a net loss of $59.9 million for the comparable period in 2002. Our revenues decreased 31.8% from $393.8 million for the three months ended June 30, 2001 to $268.7 million for the comparable period in 2002, primarily as a result of decreased trading volumes from our broker-dealer customers and lower average pricing.

     Expenses increased 5.1% from $310.2 million for the three months ended June 30, 2001 to $326.1 million for the comparable period in 2002. Our expenses for the three months ended June 30, 2002 included a restructuring charge of $42.4 million related to our cost reduction initiatives. Excluding this charge, our expenses decreased 8.5% from $310.2 million for the three months ended June 30, 2001 to $283.7 million for the comparable period in 2002.


     Revenues

     Transaction fee revenue decreased 28.8% from $378.9 million for the three months ended June 30, 2001 to $269.9 million for the comparable period in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 43.7% from $324.7 million for the three months ended June 30, 2001 to $182.7 million for the comparable period in 2002. These decreases were primarily due to a decline in overall trading volumes, our lower trading volumes in Nasdaq quoted shares, particularly from broker-dealers, and a decreases in our average pricing as a result of our pricing changes.

         Our trading volumes in Nasdaq-quoted stocks decreased 14.0% and our trading volumes in U.S. exchange-listed stocks increased 17.6% for the three months ended June 30, 2002, compared to the comparable period in 2001. Our share of volume in Nasdaq-quoted stocks decreased from 15.3% for the three months ended June 30, 2001 to 13.9% for the comparable period in 2002, and our share of volume in U.S. exchange-listed stocks decreased from 3.0% for the three months ended June 30, 2001 to 2.8% for the comparable period in 2002. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day decreased 1.1% from 457,619 for the three months ended June 30, 2001 to 452,422 for the comparable period in 2002.

         Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 13.8% from $54.2 million for the three months ended June 30, 2001 to $61.7 million for the comparable period in 2002, primarily due to increased use of our commission recapture services provided by our Lynch, Jones and Ryan subsidiary. Partly offsetting this increase was a decrease in our soft dollar revenues due to decreased volumes.

         Our net transaction fee revenue earned from U.S. equity transactions, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 48.7% from $273.3 million for the three months ended June 30, 2001 to $140.2 million for the comparable period in 2002, due to the combination of a decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reduction we initiated for this group in March 2002, a contraction in our Nasdaq market share and a decline in average daily volume in the Nasdaq market overall. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 18.2% from $48.8 million for the three months ended June 30, 2001 to $39.9 million for the comparable period in 2002. This amount represented 15.2% of our total net equity transaction fee revenue for the three months ended June 30, 2001, and 22.2% for the comparable period in 2002. This increase is primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.

     Interest revenue increased 6.8% from $11.2 million for the three months ended June 30, 2001 to $12.0 million for the comparable period in 2002. This increase was primarily due to greater activity generated by our clearing services.

     Investment income decreased from a gain of $3.7 million for the three months ended June 30, 2001 to a loss of $11.2 million for the comparable period in 2002. This decrease was primarily due to write-downs in our investments of $12.5 million, in particular, WR Hambrecht + Co, TP Group LDC and JapanCross Securities Co. Ltd. In addition, we recognized an unrealized loss of $1.4 million on shares we own in certain non-U.S. stock exchanges.

     Expenses

     Compensation and benefits expense decreased 37.0% from $112.7 million for the three months ended June 30, 2001 to $71.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,112 employees as of June 30, 2001 to 1,559 employees as of June 30, 2002. In addition, employees have also been given incentives through the issuance of stock options. The Company's policy is not to reflect an expense for stock options.

     Communications and equipment expense decreased 31.4% from $42.6 million for the three months ended June 30, 2001 to $29.2 million for the comparable period in 2002. This decrease was due in large part to lower equipment and software costs for upgrading our existing systems and other enhancements which decreased 55.4% from $13.3 million for the three months ended June 30, 2001 to $5.9 million for the comparable period in 2002. Our core communications costs decreased 15.9% from $17.7 million for the three months ended June 30, 2001 to $14.9 million for the comparable period in 2002, reflecting the benefit of improved network and systems efficiencies. Our exchange data access charges also decreased 34.8% from $7.8 million for the three months ended June 30, 2001 to $5.1 million, primarily due to the sale of our Research and Analytics product to Reuters in September 2001.

     Soft dollar and commission recapture expense increased 13.8% from $54.2 million for the three months ended June 30, 2001 to $61.7 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary, partly offset by a decrease in our soft dollar costs as a result of decreased transaction volumes.

     Brokerage, clearing and exchange fees decreased 6.7% from $36.2 million for the three months ended June 30, 2001 to $33.8 million for the comparable period in 2002. This decrease primarily resulted from a reduction in our U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression. Partly offsetting this decrease was an increase in our brokerage and exchange fees as a result of our acquisition of ProTrader in October 2001.

     Depreciation and amortization expense decreased 8.8% from $19.7 million for the three months ended June 30, 2001 to $17.9 million for the comparable period in 2002. This decrease was primarily due to lower levels of capital spending as part of our cost reduction initiatives. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS 142 on January 1, 2002. Offsetting this decrease in goodwill amortization was amortization related to our intangible asset, which we acquired in connection with our acquisition of ProTrader.

     Professional fees decreased 26.3% from $9.0 million for the three months ended June 30, 2001 to $6.6 million for the comparable period in 2002. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses.

     Occupancy expense decreased 1.5% from $13.8 million for the three months ended June 30, 2001 to $13.6 million for the comparable period in 2002 primarily due to one time costs in the three months ended June 30, 2001 associated with our move to new corporate headquarters in New York.

     Marketing and business development decreased 11.8% from $8.5 million for the three months ended June 30, 2001 to $7.5 million for the comparable period in 2002. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives, offset by one-time costs related to previous commitments.

     Broker-dealer rebates were $25.5 million for the three months ended June 30, 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates to broker-dealers who provide liquidity, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount of broker-dealer rebate expenses for liquidity providers.

     Other expenses increased 24.4% from $13.5 million for the three months ended June 30, 2001 to $16.9 million for the comparable period in 2002. This increase was primarily due to an increase in our provision for bad debts, interest costs related to our securities lending and other clearing activities, and payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us. Partly offsetting these increases were decreases in our travel expenses as part of our cost reduction initiatives, as well as interest expenses related to a loan Reuters provided to us to fund our acquisition of Lynch Jones & Ryan in February 2000. This loan was repaid in June 2001.


      Provision for Income Taxes

     Our tax provision on our income/(loss) from continuing operations decreased from a charge of $36.2 million for the three months ended June 30, 2001 to a benefit of $14.1 million for the comparable period in 2002 as a result of our loss from continuing operations before income taxes and discontinued operations. Our effective income tax rate decreased from 43.3% for the three months ended June 30, 2001 to 24.6% for the comparable period in 2002. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, and restructuring charges and operating losses in tax jurisdictions where utilization of tax losses is doubtful.


         Discontinued operations

         On May 3, 2002, we closed our fixed income trading platform. As a result of the closure, we incurred a charge for discontinued operations, net of tax, of $16.6 million for the three months ended June 30, 2002 compared to $6.6 million in the comparable period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

         Overview

         Net income decreased from $90.8 million for the six months ended June 30, 2001 to a net loss of $94.6 million for the comparable period in 2002. Our revenues decreased 34.6% from $822.8 million for the six months ended June 30, 2001 to $537.8 million for the comparable period in 2002, primarily as a result of decreased trading volumes from our broker-dealer customers and lower average pricing.

         Expenses decreased 4.2% from $637.8 million for the six months ended June 30, 2001 to $611.0 million for the comparable period in 2002. Our expenses for the six months ended June 30, 2002 included a restructuring charge of $57.4 million related to our cost reduction initiatives. Excluding this charge, our expenses decreased 13.2% from $637.9 million for the six months ended June 30, 2001 to $553.6 million for the comparable period in 2002. We incurred costs of $4.7 million for the six months ended June 30, 2001 related to closing our retail brokerage initiative in December 2000, comprised primarily of a $4.0 million restructuring charge.


     Revenues

     Transaction fee revenue decreased 32.5% from $793.4 million for the six months ended June 30, 2001 to $535.8 million for the comparable period in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 42.7% from $683.1 million for the six months ended June 30, 2001 to $391.7 million for the comparable period in 2002.These decreases were primarily due to a decline in overall trading volumes, our lower trading volumes in Nasdaq quoted shares, particularly from broker-dealers, and a decrease in our average pricing as a result of our pricing changes.

         Our trading volumes in Nasdaq-quoted stocks decreased 27.4% and our trading volumes in U.S. exchange-listed stocks increased 16.7% for the six months ended June 30, 2002, compared to the comparable period in 2001. Our share of volume in Nasdaq-quoted stocks decreased from 15.2% for the six months ended June 30, 2001 to 12.5% for the comparable period in 2002, and our share of volume in U.S. exchange-listed stocks decreased from 3.0% for the six months ended June 30, 2001 to 2.9% for the comparable period in 2002. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day decreased from 464,160 for the six months ended June 30, 2001 to 402,137 for the comparable period in 2002.

         Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 4.6% from $110.3 million for the six months ended June 30, 2001 to $115.3 million for the comparable period in 2002, primarily due to increased use of our commission recapture services provided by our Lynch, Jones and Ryan subsidiary. Partly offsetting this increase was a decrease in our soft dollar revenues due to decreased volumes.

         Our net transaction fee revenue earned from U.S. equity transactions, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 46.0% from $568.9 million for the six months ended June 30, 2001 to $307.0 million for the comparable period in 2002 due to the combination of a decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reductions we initiated for this group in March 2002, a contraction in our Nasdaq market share and a decline in average daily volume in the Nasdaq market overall. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 27.1% from $108.6 million for the six months ended June 30, 2001 to $79.2 million for the comparable period in 2002. This amount represented 16.0% of our total net equity transaction fee revenue for the six months ended June 30, 2001, and 20.5% for the comparable period in 2002. This increase is primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.


     Interest revenue decreased 11.0% from $23.5 million for the six months months ended June 30, 2001 to $20.9 million for the comparable period in 2002. This decrease was primarily due to a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services, as well as a decrease in our interest bearing cash and cash equivalents.

     Investment income decreased from a gain of $5.9 million for the six months ended June 30, 2001 to a loss of $18.9 million for the comparable period in 2002. This decrease was primarily due to write-downs in our investments of $17.3 million, in particular, WR Hambrecht + Co, TP Group LDC, JapanCross Securities Co. Ltd. and Vencast, Inc. In addition, we recognized an unrealized loss of $1.2 million on shares we own in certain non-U.S. stock exchanges.

     Expenses

     Compensation and benefits expense decreased 33.8% from $237.5 million for the six months ended June 30, 2001 to $157.2 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,112 employees as of June 30, 2001 to 1,559 employees as of June 30, 2002. In addition, employees have also been given incentives through the issuance of stock options. The Company's policy is not to reflect an expense for stock options.

     Communications and equipment expense decreased 27.5% from $86.2 million for the six months ended June 30, 2001 to $62.5 million for the comparable period in 2002. This decrease was due in large part to lower costs related to our core communications costs, which decreased 31.6% from $44.4 million for the six months ended June 30, 2001 to $30.4 million for the comparable period in 2002, reflecting the benefit of improved network and systems efficiencies. Our equipment and software costs for upgrading our existing systems and other enhancements decreased 26.9% from $21.6 million for the six months ended June 30, 2001 to $15.8 million for the comparable period in 2002. Our exchange data access charges also decreased 36.5% from $13.4 million for the six months ended June 30, 2001 to $8.5 million, primarily due to the sale of our Research and Analytics product to Reuters in September 2001.

     Soft dollar and commission recapture expense increased 4.6% from $110.3 million for the six months ended June 30, 2001 to $115.3 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary, partly offset by a decrease in our soft dollar costs as a result of decreased transaction volumes.

     Brokerage, clearing and exchange fees decreased 2.9% from $72.6 million for the six months ended June 30, 2001 to $70.4 million for the comparable period in 2002. This decrease primarily resulted from a reduction in our U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression, and a reduction in our non-U.S.
clearing charges. Partly offsetting this decrease was an increase in our brokerage and exchange fees as a result of our new order routing technology, which allows us to route trades to other ECNs, who in turn, charge us fees, as well as fees charged to our ProTrader subsidiary.

     Depreciation and amortization expense decreased 3.2% from $38.3 million for the six months ended June 30, 2001 to $37.1 million for the comparable period in 2002. This decrease was primarily due a reduction in depreciation of our capitalizable assets, which decreased as part of our cost reduction initiatives. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS 142 on January 1, 2002. Offsetting this decrease in goodwill amortization was amortization related to our intangible asset, which we acquired in connection with our acquisition of ProTrader.

     Professional fees decreased 51.5% from $24.0 million for the six months ended June 30, 2001 to $11.7 million for the comparable period in 2002. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses.


     Occupancy expense increased 13.6% from $23.9 million for the six months ended June 30, 2001 to $27.1 million for the comparable period in 2002 primarily due to increased property insurance costs and increased maintenance and one time costs associated with our move to new corporate headquarters in New York.

     Marketing and business development decreased 41.3% from $18.6 million for the six months ended June 30, 2001 to $10.9 million for the comparable period in 2002. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives, offset by one-time costs related to previous commitments.

     Broker-dealer rebates were $28.8 million for the six months ended June 30, 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates to broker-dealers who provide liquidity, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount of broker-dealer rebate expenses for liquidity providers.

     Other expenses increased 22.8% from $26.5 million for the six months ended June 30, 2001 to $32.5 million for the comparable period in 2002. This increase was primarily due to an increase in our provision for bad debts, interest costs related to our securities lending and other clearing activities, and payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us. Partly offsetting these increases were decreases in our travel expenses as part of our cost reduction initiatives, as well as interest expense related to a loan Reuters provided to us to fund our acquisition of Lynch Jones & Ryan in February 2000. This loan was repaid in June 2001.


      Provision for Income Taxes

     Our tax provision on income/(loss) from continuing operations decreased from a charge of $79.9 million for the six months ended June 30, 2001 to a benefit of $19.8 million for the comparable period in 2002 as a result of our loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in change in accounting principle. Our effective income tax rate decreased from 43.2% for the six months ended June 30, 2001 to 27.1% for the comparable period in 2002. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, and restructuring charges and operating losses in tax jurisdictions where utilization of tax losses is doubtful.


         Discontinued operations

         On May 3, 2002, we closed our fixed income trading platform. As a result of the closure, we incurred a charge for discontinued operations, net of tax, of $22.6 million for the six months ended June 30, 2002 compared to $14.2 million in the comparable period in 2002.


         Cumulative Effect of Change in Accounting Principle.

         The cumulative effect of a change in accounting principle related to goodwill, net of tax, was $18.6 million for the six months ended June 30, 2002. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. We incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 related to our acquisition of Montag, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our Pro Trader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.


    Liquidity and Capital Resources

         We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. The net proceeds from our initial public offering are also a source of funding for us. Prior to our reorganization, in order to fund our international operations, we paid dividends to Reuters, which then made capital contributions to those companies. We currently anticipate that the remaining net proceeds from our initial public offering, together with our cash resources and credit facilities, will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements as well as other anticipated requirements for at least the next twelve months. To the extent that we further develop our correspondent clearing operations, we may need to obtain additional financing.

         Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

         Cash and cash equivalents, together with assets readily convertible into cash, accounted for 65.0% and 65.8% of our assets as of June 30, 2002 and December 31, 2001, respectively. Cash and cash equivalents decreased to $422.7 million as of June 30, 2002 from $703.7 million as of December 31, 2001 primarily due to decreases in our receivable from and payable to broker-dealers and customers and increases in our securities owned and securities borrowed and loaned.

         The decrease in our cash and cash equivalents and receivable from broker-dealers contributed to the decrease in our total assets. Offsetting these factors were increases in our securities borrowed and securities owned. Changes in our total assets and liabilities, in particular, receivable from and payable to broker-dealers and customers, securities borrowed and loaned, and commissions receivable generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

         Capital expenditures for the six months ended June 30, 2002 and the year ended December 31, 2001 related to the purchase of data processing and communications equipment and leasehold improvements. Capital expenditures and investments in new technology were financed primarily through our operations. Additionally, we made cash payments in excess of net assets acquired of $5.3 million in January 2002 which completes our acquisition of ProTrader. Acquisitions are generally funded from the proceeds from our initial public offering and cash generated by our operations. We also repurchased $1.3 million of our common stock to satisfy future conversions of restricted stock units into common stock under our Restricted Stock Unit plan. Our aggregate minimum lease commitments are approximately $15.2 million for the remainder of 2002, $27.5 million in 2003, $22.3 million in 2004, $18.5 million in 2005, and $17.3 million in 2006. Our aggregate minimum lease commitments after 2006 are $203.9 million and relate primarily to our 20 year lease for our headquarters in New York. We anticipate that we will meet our 2002 capital expenditure needs out of operating cash flows.

         In connection with our merger with Island, we expect to pay a $1.00 per share cash dividend to our stockholders of record as of a date prior to the closing of the merger, which would represent a distribution in the aggregate of approximately $249 million. We will not pay this dividend if the merger does not occur. We expect to pay this dividend from the remaining proceeds from our initial public offering and cash generated by our operations. If cash or capital resources are insufficient to pay the dividend in addition to our working capital and capital expenditure requirements, we may need to raise additional funds, which we may seek from commercial banks or from Reuters. Reuters has indicated it may make additional financing available to us in the short term for this purpose.

         As of June 30, 2002, we had access to $211 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of June 30, 2002, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of June 30, 2002, we had access to $718.5 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of June 30, 2002, there was $105.4 million outstanding under these credit lines.

         Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2002, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had net capital of $269.7 million, which was $266.2 million in excess of its required net capital of $3.4 million.

         In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of June 30, 2002, these funds amounted to $276.3 million.

         In addition, as long as Reuters owns a majority of our common stock, we will need Reuters consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million, excluding any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.


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

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. At this time, management is reviewing the potential impact, if any, that adoption of this statement may have on our financial condition and results of operations.


         Critical Accounting Polices and Estimates

         Our accounting policy related to our strategic alliances and long term investments ("investments") is the most critical accounting policy that requires us to make estimates and use judgements that could affect our results. Our investments are stated at estimated fair value as determined in good faith by management. Generally, we will initially value investments at cost as a proxy for fair value, and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

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


INTEREST RATE RISK

         We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio consisting mainly of U.S. government, U.S. agency and municipal bonds, euro-denominated, Canadian and Japanese government bonds, and corporate bonds. Our portfolio has an average maturity of less than two years. The aggregate fair market value of this portfolio was $281.0 million and $206.8 million as of June 30, 2002 and December 31, 2001, respectively. These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of June 30, 2002 and December 31, 2001, the fair value of the portfolio would have declined by $2.3 and $2.1 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

         In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $422.7 million and $703.7 million as of June 30, 2002 and December 31, 2001, respectively. We also had short-term borrowings of $105.4 million and $69.3 million as of June 30, 2002 and December 31, 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the equivalent local rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.


EXCHANGE RATE RISK

         Historically, our exposure to exchange rate risk has been managed on an enterprise-wide basis as part of Reuters risk management strategy. We are currently evaluating our own exchange rate risk management strategy.

         A portion of our operations consists of brokerage services provided outside the United States. Therefore, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have operations. We are primarily exposed to changes in exchange rates on the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may affect our results. However, we do not believe that our exchange rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may enter into derivative financial instruments as a means of hedging this risk.

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

         The following is a breakdown of the currency denominations of our securities owned (in millions):


                                                     June 30,     December 31,
         Currency                                      2002           2001
         --------                                 ------------   -------------
         Euros                                          $30.6           $20.9
         British pound                                   12.0            12.1
         Japanese yen                                     8.2             7.6
         Canadian dollar                                  5.2             5.7
         Hong Kong dollar                                 1.3             1.2
                                                  ------------   -------------
              Total                                     $57.3           $47.5


         Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $ 5.2 million and $4.3 million as of June 30, 2002 and December 31, 2001, respectively.

         A portion of our revenues and expenses are denominated in non-U.S. dollar currencies. Approximately 21.4% of our revenues and 17.9% of our expenses as of June 30, 2002, and 24.2% of our revenues and 20.4% of our expenses as of December 31, 2001 were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in pre-tax income resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $7.3 and $7.6 million as of June 30, 2002 and December 31, 2001, respectively.


EQUITY PRICE RISK

         As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.8 million and $5.6 million as of June 30, 2002 and December 31, 2001, respectively.


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

Item 2.  Changes in Securities and Use of Proceeds

CHANGES IN SECURITIES

The following is a summary of the material changes in the rights of capital shareholders that would occur as a result of our proposed merger with Island.

                    AMENDED AND RESTATED CORPORATE AGREEMENT

          We and Reuters have entered into an amended and restated corporate agreement that will become effective, and will replace the existing corporate agreement, at the effective time of the merger. A description of the existing corporate agreement, which remains in effect while the merger is pending and will remain in effect if the merger is not completed, is included in our proxy materials on Schedule 14A for our 2002 annual stockholders meeting, dated April 17, 2002, which is incorporated by reference in this prospectus. We summarize the principal changes from the existing corporate agreement below.

         So long as Reuters beneficially owns at least 8,000,000 shares of our common stock, but less than 10% of our then-outstanding voting stock, Reuters will have the right to nominate one director to our board of directors.

         Additionally, so long as Reuters beneficially owns at least 8,000,000 shares and 10% or more but less than a majority of our then-outstanding voting stock, Reuters will have the right to nominate a number of directors approximately equal to its percentage ownership multiplied by the total number of members of our board of directors. However, while Reuters beneficially owns at least 8,000,000 shares and 10% or more but less than a majority of our then-outstanding voting stock, Reuters may nominate at least one director but not 50% or more of the directors of our board.

         As of the date on which Reuters ceases to beneficially own at least 8,000,000 shares of Instinet's then-outstanding voting stock, Reuters will not have the right to nominate any directors, except that if we grant any third party the right to nominate directors based on an ownership threshold less than 10%, then Reuters will have director nomination rights that correspond with that threshold.

         At any time when Reuters beneficially owns at least 8,000,000 shares (or, if applicable, the lower threshold as applied to third parties) but less than a majority of our then-outstanding voting stock, and Reuters has not nominated the full number of directors to which it is entitled, at the request of Reuters, we will use commercially reasonable efforts to solicit stockholder approval to increase the number of authorized directors permitted under the certificate of incorporation and bylaws to allow Reuters to nominate the full number of directors to which it is entitled. So long as Reuters beneficially owns a majority of our then-outstanding voting stock, Reuters will have the right to nominate as many directors as it chooses, subject to our certificate of incorporation and bylaws, the Island stockholders agreement and applicable law. These director nomination rights are transferable to a transferee of Reuters, subject to some restrictions.

         In addition, subject to applicable legal and regulatory requirements, Reuters will continue to have board committee representation rights based upon its percentage ownership of our outstanding common stock.

         We have agreed not to take any action voluntarily that would reduce or could reasonably be expected to reduce Reuters ownership of our outstanding voting stock to less than 51% of our capital stock or our then-outstanding voting stock or that would further dilute Reuters ownership during a period immediately following a decrease in Reuters ownership below 51% of our then-outstanding voting stock, without Reuters consent. If we become aware of any event that has caused Reuters to own less than 51% of our capital stock or our then-outstanding voting stock, or that could reasonably be expected to cause a reduction in Reuters ownership of our common stock to less than 53% of our capital stock or our then-outstanding voting stock, we will be required to notify Reuters and to disclose publicly all material information about any such event as soon as practicable to allow Reuters to acquire additional shares of our stock in the public markets, subject to our limited right to temporarily defer such disclosure if it would be materially detrimental to us.

         So long as Reuters beneficially owns more than 30% of our then-outstanding voting stock, we have agreed not to seek to become registered as a national securities exchange without Reuters prior consent if registration would materially affect Reuters ability to exercise its voting and other rights related to its ownership of our 27 common stock. If the SEC seeks to require us to register as a national securities exchange, we have agreed to take all commercially reasonable actions to mitigate the effect on Reuters rights, including implementing changes in our corporate structure and operations as appropriate, although we would not be required to take any action that would materially adversely affect any material part of our business or our consolidated financial condition or results of operations.

         The amended and restated corporate agreement continues to include provisions relating to Reuters registration rights. If we enter into a new registration rights agreement with Reuters, the principal Island stockholders described under "Island Stockholders Agreement" below and other Island stockholders, effective as of or following the merger, Reuters registration rights under the amended and restated corporate agreement will be suspended so long as the new registration rights agreement is in effect.

                          ISLAND STOCKHOLDERS AGREEMENT

         In connection with the merger, we, Reuters, the Island stockholders associated with TA Associates, Bain Capital and Silver Lake Partners and Edward Nicoll entered into a stockholders agreement, which will become effective upon the closing of the merger. We sometimes refer to the Island stockholders associated with TA Associates, Bain Capital and Silver Lake Partners as the principal Island stockholders. This agreement provides for governance rights for the principal Island stockholders following the closing of the merger, transfer restrictions relating to the shares of our common stock held by the principal Island stockholders and Mr. Nicoll and related matters, as summarized below. This agreement will terminate on the tenth anniversary of the effective time of the merger.

CORPORATE GOVERNANCE AND VOTING

     Each group of the principal Island stockholders will have the right to nominate one director to our board of directors so long as it owns at least 8,000,000 shares of our common stock that were issued as merger consideration and so long as it is a party to the Island stockholders agreement. The principal Island stockholders will also be entitled to nominate additional directors in most instances when the total number of directors on our board is increased beyond 13. A director nominated by a principal Island stockholder may not hold a position at any entity that the nominating committee of our board of directors reasonably determines to be a competitor of ours. If a principal Island stockholder ceases to own 8,000,000 shares of our common stock that are subject to the Island stockholders agreement, then the director on our board of directors nominated by such principal Island stockholder shall be required to tender his or her resignation.

     As long as at least two principal Island stockholders have the right to designate a director, each committee of our board of directors will, subject to applicable legal and regulatory requirements, include at least one of the directors nominated by the principal Island stockholders. In addition, a new committee consisting solely of one director designated by the principal Island stockholders, one director nominated by Reuters and the chief executive officer will be established to determine the process by which we will approve transactions and relationships entered into between us, on the one hand, and Reuters, on the other hand.

     Reuters and the principal Island stockholders have agreed to vote in favor of the election of, and, in the case of the individuals described in the second and third bullet points below, Reuters has agreed not to vote in favor of the removal (except for cause) of, the following individuals as directors of our board:

o    each other's director nominees;
o until the earliest of (i) the third anniversary of the merger, (ii) the date on which Reuters ceases to own 35% of our then-outstanding voting stock and (iii) the first date on which less than two of the principal Island stockholders are entitled to nominate a director, three individuals nominated in accordance with the terms of the Island stockholders agreement who qualify as independent directors under Nasdaq rules; and
o until the earlier of the date on which Reuters ceases to own 35% of our then-outstanding voting stock and the first date on which less than two of the principal Island stockholders are entitled to nominate a director, our chief executive officer.

     Reuters and the principal Island stockholders have also agreed that, so long as Reuters owns a majority of our then-outstanding voting stock and at least two of the three principal Island stockholders are entitled to nominate directors, they will vote in favor of any issuance of our equity securities that has been approved by a majority of our directors, except that Reuters will not be obligated to vote for any equity issuance that would cause it to own less than 51% of our then-outstanding voting stock, or less than 51% of our capital stock.

         Except for sales made in the public markets or pursuant to the exercise of its registration rights, Reuters may not sell shares of our common stock representing 10% or more of our then-outstanding voting stock to a transferee unless that transferee agrees to comply with Reuters voting obligations under the Island stockholders agreement.

TRANSFER RESTRICTIONS

         With some limited exceptions, no party to the Island stockholders agreement will be permitted to transfer shares of our common stock received as merger consideration prior to the earlier of the first anniversary of the merger and the date on which Mr. Nicoll, current chairman of Island who will assume the role as our chief executive officer upon completion of the merger, is terminated as our chief executive officer, unless he is terminated for cause or with the consent of at least two of the principal Island stockholders. After this initial lock-up period and until the third anniversary of the merger, the principal Island stockholders have agreed that their sales of our common stock will be subject to volume restrictions applied to them as a group, except with respect to sales in connection with underwritten public offerings.

         As described below under "Datek Stockholders Agreement," in connection with its pending merger with Ameritrade Holding Corporation, Datek currently intends to distribute its shares of Island common stock to its stockholders shortly before the closing of that merger. (If our merger with Island occurs first, Datek would distribute the shares of our common stock that it receives in our merger.) Prior to that distribution, Datek may issue shares of its capital stock to its stockholders representing only the right to receive a number of shares of Island common stock (or shares of our common stock) held by Datek in exchange for those shares. Under the Island stockholders agreement, any such shares that may be issued by Datek and held by the Island stockholders that are party to the Island stockholders agreement will be subject to the same restrictions on transfer as their shares of our common stock.

REUTERS STANDSTILL OBLIGATIONS

         Under the Island stockholders agreement, Reuters has agreed to certain restrictions that we refer to as standstill restrictions. Until the earlier of the third anniversary of the merger and the date on which less than two of the principal Island stockholders are entitled to nominate directors, Reuters will not acquire more shares of our common stock other than in privately negotiated transactions (provided that a specified number of shares of our common stock remain in the public markets) and other specified situations, except to maintain its ownership level at the effective time of the merger. Reuters has agreed that, while the standstill restrictions are in effect, it will not engage in a going-private transaction with us except on a confidential basis. We have agreed with Reuters that if we hold discussions with any third party relating to an acquisition of our company, we will participate in parallel discussions with Reuters and will otherwise treat Reuters on a comparable basis with any third party with whom we are discussing an acquisition transaction. The standstill restrictions will no longer apply to Reuters 90 days after the first date on which Reuters ceases to own 35% or more of our then-outstanding voting stock.

         Except for sales made in the public markets or pursuant to the exercise of its registration rights, so long as Reuters owns at least 20% of our then-outstanding voting stock, it may not sell shares of our common stock to a transferee who would, after such sale, own 35% or more of our then-outstanding voting stock unless that transferee agrees to comply with Reuters standstill obligations under the Island stockholders agreement, subject to certain adjustments depending on the ownership level of the transferee.

RELATED PARTY TRANSACTIONS

         The Island stockholders agreement provides that, so long as Reuters owns a majority of our then-outstanding voting stock or directors affiliated with Reuters constitute a majority of our board of directors and 29 at least two Island stockholders are entitled to nominate directors, our board of directors will maintain a committee consisting of one director nominated by the Island stockholders, one director nominated by Reuters and our chief executive officer that will determine the process by which transactions between Reuters and us are reviewed and approved. Some types of transactions involving Reuters and us will require the vote of a majority of our directors that qualify as independent directors under the Nasdaq rules and the directors nominated by the principal Island stockholders, voting together.

                          DATEK STOCKHOLDERS AGREEMENT

         In connection with the merger, we, Reuters and Datek Online Holdings Corp. entered into a stockholders agreement, which will become operative only upon the effectiveness of the merger. Datek, whose principal stockholders include affiliates of the principal Island stockholders, owns approximately 85% of the Class L common stock of Island and less than 1% of the Class A common stock of Island. Datek currently intends to distribute these shares to its stockholders shortly before the closing of the Datek's pending merger with Ameritrade Holding Corporation, which is expected to occur prior to our merger with Island. If Datek distributes its shares of Island common stock to its stockholders prior to the effectiveness of our merger with Island, Datek will not be subject to any of the obligations described below. However, if Datek continues to hold shares of Island common stock at the time of our merger with Island, Datek will be bound by the Datek stockholders agreement so long as Datek holds those shares. The Datek stockholders agreement provides for transfer restrictions relating to our shares of common stock held by Datek, voting agreements by Datek and related matters, as summarized below. The Datek stockholders agreement will terminate on the tenth anniversary of the merger.

TRANSFER RESTRICTIONS

     Datek has agreed not to transfer shares of our common stock that it receives as merger consideration prior to the earlier of the first anniversary of the merger and the date on which Mr. Nicoll is terminated as our chief executive officer, unless he is terminated for cause or with the consent of at least two principal Island stockholders, except:

o in connection with a distribution of the shares of our common stock to Datek's securityholders in which the principal Island stockholders receive at least their pro rata portion of our shares of common stock, based on their holdings in Datek on June 9, 2002 (the date of the merger agreement), and the other shares of our common stock are widely distributed; or
o in connection with a distribution of shares of our common stock to securityholders that does not fit the description in the preceding bullet point, provided that any transferee of capital stock of Datek from the principal Island stockholders prior to such distribution has agreed to be bound by the Datek stockholders agreement.

     Following the initial period described above and until the second anniversary of the merger, Datek has agreed not to transfer shares of our common stock subject to the Island stockholders agreement except in underwritten public offerings or in other limited circumstances, including as described in the two preceding bullet points. Following the second anniversary of the merger, Datek may transfer shares of our common stock without restriction.

VOTING

         Datek has agreed, until the second anniversary of the merger and thereafter so long as the principal Island stockholders control Datek (or Datek is otherwise obligated to vote its shares of our common stock for the election of the directors of our board nominated by the principal Island stockholders under the Island stockholders agreement) and at least two of the principal Island stockholders are each entitled to nominate directors under the Island stockholders agreement, to vote its shares of our stock in favor of the election as directors of the individuals nominated by Reuters under the terms of the amended and restated corporate agreement. Except for sales made in the public markets or pursuant to the exercise of its registration rights, 30 Datek may not sell shares of our common stock representing 10% or more of our then-outstanding voting stock to a transferee unless that transferee agrees to comply with Datek's voting obligations under the Datek stockholders agreement.

                          REGISTRATION RIGHTS AGREEMENT

         We, Reuters, the principal Island stockholders and other significant Island stockholders, including Finanzas B.V., have agreed to take action to cause a registration rights agreement upon the terms contemplated by the merger agreement to be entered into among those parties, Mr. Nicoll and some of our other stockholders. We have agreed to take action to cause this registration rights agreement to be entered into as of the effective time of the merger or, with the principal Island stockholders' consent, as promptly as practicable after that time and, in any event, no later than the expiration of our current registration rights agreement with the former stockholders of ProTrader Group, L.P. (which will expire no later than October 1, 2003). Reuters existing registration rights contained in the amended and restated corporate agreement will be suspended, and replaced with the rights under the registration rights agreement contemplated by the merger agreement, so long as the registration rights agreement is in effect.

         The merger agreement contemplates that the registration rights agreement would provide that various groups of our stockholders would have the right for a period of six years to demand that we register for resale some of their shares of common stock (which, for Reuters, would be all of our shares that it holds, and for groups of stockholders other than Reuters, would be the shares they receive in the merger or in other acquisition transactions), subject to various limitations. The registration rights agreement would provide that the principal Island stockholders would receive six such demand rights, the former ProTrader stockholders, if party to the agreement, would receive one demand right (unless this registration statement is effective for at least 180 days) and Reuters would have unlimited demand rights. In addition, if Datek is issued shares of our common stock in the merger, the parties will negotiate in good faith to make appropriate adjustments to the terms of the registration rights agreement to take into account the addition of Datek as a party to the registration rights agreement.

         The registration rights agreement also would provide that, for a period of six years, all of the parties to the registration rights agreement will have "piggyback" registration rights with respect to any registered offering by us or other stockholders. As a result, if we proposed to register under the Securities Act any of our shares of common stock for sale to the public, we would be obligated to give the stockholder parties to the registration rights agreement the right to include shares of our common stock in the offering. However, if the underwriters limited the number of shares that could be included in any underwritten offering initiated by us, the shares to be offered by us would be included prior to shares being offered by the stockholders.

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

         We used $100 million of the proceeds for our acquisition of ProTrader and intend to use the remaining proceeds for working capital and general corporate purposes. Pending use, we have invested the remaining proceeds in high grade corporate and municipal bonds, U.S. treasuries, and interest-bearing money market investments.


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 14, 2002.

       The following individuals were nominated and elected to serve as directors:

       David J. Grigson, Mark D. Nienstedt and Ian Strachan

       The stockholders voted as follows on the following matters:

       1. Election of Directors. He voting results for each nominee are as follows:

       NAME                         VOTES FOR                 VOTES WITHHELD

       David J. Grigson             236,560,734               2,274,056
       Mark D. Nienstedt            236,571,169               2,263,621
       Ian Strachan                 236,560,739               2,274,051

       2. The reappointment of the Company's independent auditors was approved by a count of 238,221,867 votes for, 606,098 votes against and 6,825 votes abstaining.


Item 5.  Other Information

RELATIONSHIP WITH REUTERS

         Instinet continues to explore ways to take advantage of the synergies between it and Reuters, as well as their respective capabilities, as part of its effort to provide value-added products and services to customers in a cost-effective manner. In connection with this effort, Instinet and Reuters have recently embarked on a series of initiatives to expand their relationship. The following are the key components of these initiatives:

         o connecting the full range of Instinet's trading facilities to Reuters institutional order entry network (IOE);
         o providing Instinet's customers that use Reuters IOE with better access to Instinet's trading functionality; and
         o offering preferential terms to customers engaging in new business with Instinet and Reuters.

         The goals of these initiatives are to improve customers' investment and trading performance, increase transactional capabilities for Instinet's and Reuters customers and develop further operational efficiencies between Reuters and Instinet. In connection with these initiatives, Instinet recently entered into various agreements with Reuters, and intends to enter into additional agreements.

         Institutional Order Entry System. Instinet has entered into an agreement with Bridge Trading, a wholly-owned broker-dealer subsidiary of Reuters, to participate in its IOE network. This connectivity will give Instinet customers the ability to submit orders to Instinet through the IOE network. Instinet also expects to enter into an agreement with Reuters shortly to develop enhancements to the IOE interface so that customers can better access Instinet's proprietary trading functionality. Instinet will pay standard commercial rates for orders it receives through IOE. The agreement will have an initial two-year term and automatically renew annually thereafter.

         NEWPORT(SM). Instinet also plans to adapt its new NEWPORT(SM) (patent pending) program trading application for passive and quantitative fund managers to allow customers to use it to submit trades through IOE. Instinet also plans to design NEWPORT(SM) to use Reuters market data for its various functions that require real-time market information. Instinet expects to enter into agreements with Reuters regarding NEWPORT(SM).

         Market Data. Under an existing data distribution agreement, Reuters has the limited right to be the exclusive data vendor distributing some of Instinet's proprietary equity securities data. Some of Instinet's information is already made available through various Reuters products and services. In connection with Instinet's new initiatives with Reuters, Instinet and Reuters intend to work to expand the information available to include all customer limit orders submitted through Instinet's platform. 68

         Preferred Soft-Dollar Arrangement. Instinet has established a preferred commercial and soft-dollar arrangement for customers that purchase Reuters products and services. Institutional investors often allocate a portion of their gross brokerage transaction fees -- commonly referred to as soft-dollar credits -- for the purchase of proprietary and independent third-party research products as well as other brokerage services. Under a new arrangement with Reuters, some of Instinet's customers would be able to obtain some Reuters products and services on a preferential soft-dollar basis. This would be available to customers who are increasing their level of business with Instinet, Reuters or both.
         Instinet expects to enter into a formal agreement with Reuters with respect to this arrangement. Instinet anticipates that this agreement would have an initial two-year term, automatically renew annually thereafter and be terminable by either party on a change of control of Instinet, including if Reuters ceases to own a majority of Instinet's voting stock. Instinet also expects that Reuters would agree to compensate Instinet's sales personnel for new sales of Reuters products and services, and that Instinet would agree to pay Reuters an annual fee for various administrative and marketing services related to training of Instinet's personnel.

         Patent Licensing Agreement. Instinet has entered into a license agreement with Reuters under which Reuters grants Instinet a patent license permitting Instinet to make, use and sell products that include a system with functionality that identifies counterparties to a transaction and enables communication between the counterparties to negotiate the terms of the transaction. This license is for the life of the patent, although it may be terminated under customary conditions. In addition, Reuters has the right to terminate in the event that Instinet uses the patent to create products that compete with any Reuters product. Reuters also has the right to terminate the license generally if Reuters ceases to own a majority of Instinet's voting stock. If Reuters exercises this right to terminate, Instinet will retain some rights to the patent for products existing on or before the date of such termination. Instinet has also agreed that if it obtains a patent for a system with substantially similar functionality, it would grant Reuters a license to that patent on terms no worse than the terms of this license.
         Bridge Trading Commission Sharing. Instinet has also entered into a commission sharing agreement with Bridge Trading, under which Instinet has agreed to open accounts for some institutional clients that Bridge Trading introduces to Instinet. Instinet has agreed to rebate portions of the commissions these customers pay at a commercially reasonable rate. This agreement is terminable at will by either party.

         Order-Routing in NYSE-listed Stocks. Instinet also expects to enter into an agreement with Bridge Trading under which Instinet would route orders in NYSE-listed stocks to Bridge Trading for execution. Unlike Instinet, Bridge Trading is a member of the NYSE. Instinet anticipates that this agreement would have an initial two-year term and automatically renew annually thereafter.

FX CROSS

         On May 14, 2002, Instinet entered into a strategic alliance with Citibank, N.A. to operate THE INSTINET FX CROSS(SM), a foreign exchange crossing service that will enable customers to execute large currency transactions anonymously at a transparent market price. Instinet expects that THE INSTINET FX CROSS(SM) will be operational for North American customers in the fourth quarter of 2002 and be rolled out for European customers soon thereafter. THE INSTINET FX CROSS(SM) will initially offer two crossing sessions per day in 12 currencies. Citibank, N.A. will act as counterparty to all transactions, which will be executed at CitiFX Benchmark rates.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit
Number        Description
---------     ------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of June 9, 2002, among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc., (Incorporated by reference to
              Exhibit 2.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

3.1 Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-55190))

3.2 Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

3.3 Form of Proposed Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

3.4 Form of Proposed Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

4.1           Form of Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-55190))

4.2 Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated by reference to
              Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.3 Rights Agreement between Instinet Group Incorporated and Mellon Investor Services, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.4 Amended and Restated Rights Agreement, dated as of June 9, 2002, by and between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.1 Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.2 Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward Nicoll (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.3 Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.4 Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.5 Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.6 Registration Rights Agreement Term Sheet (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.7* Institutional Order Entry Agreement, dated as of May 4, 2001, between Instinet Corporation and Bridge Trading Company

10.8* Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company

10.9* Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited

99.1 Information Incorporated by reference into Form 10-Q (Risk Factors from the Prospectus)

---------------
* Filed herewith.


      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 9, 2002:



Date of Report     Item Number         Financial Statements Required to be Filed
---------------    ------------------  -----------------------------------------

April 10, 2002       Items 5 & 7            No
April 21, 2002       Items 5 & 7            No
June 10, 2002        Items 5 & 7            No
June 14, 2002        Items 5 & 7            No
July 23, 2002        Items 5 & 7            No

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002


                                                 INSTINET GROUP INCORPORATED

                                                 By: /s/ MARK NIENSTEDT
                                                 -------------------------------
                                                 Name: Mark Nienstedt
                                                 Title: Acting President and
                                                        Chief Executive Officer,
                                                        Chief Financial Officer
                                                        and Director
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)


                                                 By: /s/ MICHAEL CLANCY
                                                 -------------------------------
                                                 Name: Michael J. Clancy
                                                 Title: Senior Vice President
                                                        and Chief Accounting
                                                        Officer

                                  EXHIBIT INDEX
Exhibit
Number        Description
---------     ------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of June 9, 2002, among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc., (Incorporated by reference to
              Exhibit 2.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

3.1 Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-55190))

3.2 Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

3.3 Form of Proposed Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

3.4 Form of Proposed Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

4.1           Form of Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-55190))

4.2 Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated by reference to
              Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.3 Rights Agreement between Instinet Group Incorporated and Mellon Investor Services, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.4 Amended and Restated Rights Agreement, dated as of June 9, 2002, by and between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.1 Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.2 Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward Nicoll (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.3 Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.4 Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.5 Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.6 Registration Rights Agreement Term Sheet (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.7* Institutional Order Entry Agreement, dated as of May 4, 2001, between Instinet Corporation and Bridge Trading Company

10.8* Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company

10.9* Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited

99.1 Information Incorporated by reference into Form 10-Q (Risk Factors from the Prospectus)

---------------
* Filed herewith.