Form 10-Q/A
period 2002-06-30
INSTINET GROUP INC
filed 2002-08-23
CIK 1132327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                                EXPLANATORY NOTE

         This Amendment to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002 (the "Original Report on Form 10-Q"), is being filed solely for the purpose of filing Exhibit 99.1 to the Original Report on Form 10-Q. Exhibit 99.1 was inadvertently omitted from the EDGAR filing of the Original Report on Form 10-Q. No changes or additions to the text are being made hereby to the Original Report on Form 10-Q.


Part II.       OTHER INFORMATION

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

4.3 Rights Agreement between Instinet Group Incorporated and Mellon Investor Services, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.4 Amended and Restated Rights Agreement, dated as of June 9, 2002, by and between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.1 Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.2 Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward Nicoll (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.3 Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.4 Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.5 Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.6 Registration Rights Agreement Term Sheet (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.7** Institutional Order Entry Agreement, dated as of May 4, 2001, between Instinet Corporation and Bridge Trading Company

10.8** Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company

10.9** Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited

99.1* Information Incorporated by reference into Form 10-Q (Risk Factors from the Prospectus)

---------------
*  Filed herewith
** Previously filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2002


                                            INSTINET GROUP INCORPORATED


                                            By: /s/ PAUL A. MEROLLA
                                                --------------------------------
                                            Title: Executive Vice President,
                                                   General Counsel and Secretary
                                                   (Duly Authorized Officer)



                                            By: /s/ MICHAEL CLANCY
                                                --------------------------------
                                            Name: Michael J. Clancy
                                            Title: Senior Vice President and
                                                   Chief Accounting Officer

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

4.3 Rights Agreement between Instinet Group Incorporated and Mellon Investor Services, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 000-32717)) for the quarterly period ended June 30, 2001)

4.4 Amended and Restated Rights Agreement, dated as of June 9, 2002, by and between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.1 Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.2 Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward Nicoll (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.3 Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.4 Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.5 Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.6 Registration Rights Agreement Term Sheet (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 (Registration No. 333-97071))

10.7** Institutional Order Entry Agreement, dated as of May 4, 2001, between Instinet Corporation and Bridge Trading Company

10.8** Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company

10.9** Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited

99.1* Information Incorporated by reference into Form 10-Q (Risk Factors from the Prospectus)

---------------
 *  Filed herewith
** Previously filed