Form 10-Q
period 2002-09-30
INSTINET GROUP INC
filed 2002-11-14
CIK 1132327

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended September 30, 2002

                                       or

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                    For the transition period from         to


                        Commission file number 000-32717
                                               ---------

                           Instinet Group Incorporated
             (Exact Name of Registrant as Specified in Its Charter)



                  Delaware                                      13-4134098
        (State or Other Jurisdiction                          (IRS Employer
      of Incorporation or Organization)                    Identification No.)

        3 Times Square, New York, NY                            10036
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

                                 Yes [X]    No [ ]


Number of shares outstanding of each of the registrant's classes of Common Stock at November 8, 2002.

Common Stock, $0.01 par value                                 329,495,961 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended September 30, 2002

Table of Contents                                                                 Page
Part I. Financial Information
     Item 1. Financial Statements
       Consolidated Statements of Operations for the three months and nine
         months ended September 30, 2002 and 2001 ..............................    3
       Consolidated Statements of Financial Condition as of September 30, 2002
         and December 31, 2001 .................................................    4
       Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001 ...........................................    5
       Notes To Consolidated Financial Statements ..............................    6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................   20
     Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   39
     Item 4. Controls and Procedures..... ......................................   41

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings .................................................   42
     Item 2. Changes in Securities and Use of Proceeds .........................   42
     Item 3. Defaults Upon Senior Securities ...................................   42
     Item 4. Submission of Matters to a Vote of Security Holders ...............   42
     Item 5. Other Information .................................................   43
     Item 6. Exhibits and Reports on Form 8-K ..................................   43

  Signatures ...................................................................   45
  Certifications ...............................................................   46

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed or suggested in forward-looking statements, including those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," and in the "Risk Factors" filed as Exhibit 99.1 to our Report on Form 8-K dated October 22, 2002.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                                2002           2001           2002           2001
                                                              --------       --------       --------       --------
REVENUES

Transaction fees..................................             $ 263,917      $ 311,737      $ 799,731    $ 1,105,124
Interest..........................................                10,699         14,254         31,591         37,734
Investments.......................................               (20,336)        (6,330)       (39,231)          (429)
                                                                --------       --------       --------    -----------
          Total revenues .........................               254,280        319,661        792,091      1,142,429
EXPENSES
Compensation and benefits.........................                63,809         84,820        221,016        322,352
Communications and equipment......................                26,620         36,939         89,116        123,130
Soft dollar and commission recapture..............                51,824         51,595        167,153        161,876
Brokerage, clearing and exchange fees.............                42,079         33,284        112,527        105,859
Depreciation and amortization.....................                16,712         21,206         53,765         59,485
Professional fees.................................                 5,110          8,085         16,774         32,110
Occupancy.........................................                12,223         14,424         39,370         38,331
Marketing and business development................                 2,451            843         13,338         19,404
Broker-dealer rebates... .........................                39,004              -         67,798              -
Other.............................................                 9,899         14,312         42,425         40,792
Goodwill impairment...............................               551,991              -        551,991              -
Restructuring.....................................                   955         22,821         58,395         22,821
Loss of fixed assets at World Trade Center........                     -         19,528              -         19,528
Insurance recovery of fixed assets lost...........                     -        (19,528)             -        (19,528)
                                                                --------       --------      ---------       --------
          Total expenses..........................               822,677        288,329      1,433,668        926,160

Income/(loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle...........................               (568,397)        31,332       (641,577)       216,269
Provision for /(benefit from) income taxes.......                (39,958)        15,685        (59,778)        95,548
                                                               ---------       --------       --------       --------
Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle......................................               (528,439)        15,647       (581,799)       120,721
Discontinued operations:
   Loss from operations of fixed income
    business, net of tax.........................                      -         (7,437)       (22,586)       (21,673)
                                                               ---------      ---------      ---------       --------
Income/(loss) before cumulative effect of
   change in accounting principle, net of tax.....              (528,439)         8,210       (604,385)        99,048
Cumulative effect of change in accounting principle                    -              -        (18,642)             -
                                                               ---------      ---------       --------        -------
          Net income/(loss).......................             $(528,439)     $   8,210      $(623,027)       $99,048
                                                               =========      =========      =========        =======

Basic and diluted earnings/(loss) per share:
Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle........................................            $   (2.05)     $    0.06      $   (2.31)   $      0.54
Discontinued operations:
   Loss from operations of fixed income
    business, net of tax............................                   -          (0.03)         (0.09)         (0.10)
                                                               ---------      ---------      ---------       --------
Income/(loss) before cumulative effect of
   change in accounting principle, net of tax.......               (2.05)          0.03          (2.40)   $      0.44
Cumulative effect of change in accounting principle.                   -              -          (0.07)             -
                                                               ---------      ---------      ---------       --------
          Net income/(loss).........................           $   (2.05)     $    0.03      $   (2.47)   $      0.44
                                                               =========      =========      =========       ========
   Basic...........................................              258,206        243,719        251,865        224,566
   Diluted.........................................              258,206        243,722        251,865        224,567


              The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                              September 30,       December 31,
                                                                                  2002                2001
ASSETS

Cash and cash equivalents.....................................                $  600,781         $  703,678
Securities segregated under federal regulations...............                   303,150            310,692
Securities owned, at market value.............................                   290,729            236,007
Securities borrowed...........................................                   481,910            455,922
Receivable from broker-dealers................................                   168,698            421,196
Receivable from customers.....................................                    59,654             68,280
Commissions and other receivables, net........................                   149,071            116,027
Taxes receivable..............................................                    50,526                  -
Investments...................................................                    65,866             91,899
Fixed assets and leasehold improvements, net..................                   195,617            205,136
Deferred tax assets, net......................................                    18,239             52,165
Goodwill, net.................................................                         -            145,066
Other intangible assets, net...................................                  134,286             63,664
Other assets..................................................                    99,922            125,109
                                                                              ----------         ----------
Total assets..................................................                $2,618,449         $2,994,841
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Short-term borrowings.........................................                $   43,817         $   69,299
Securities loaned.............................................                   438,881            257,000
Payable to broker-dealers.....................................                    97,841            369,817
Payable to customers..........................................                   317,961            389,803
Taxes payable... .............................................                         -             30,229
Payable to Parent.............................................                   211,268              2,254
Payable to affiliates, net....................................                        36             12,707
Accrued compensation...........................................                   66,310            128,175
Dividend payable.............................................                     41,839                  -
Accounts payable, accrued expenses and other liabilities......                   277,237            273,048
                                                                              ----------         ----------
Total liabilities.............................................                 1,495,190          1,532,332
                                                                              ----------         ----------
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value (950,000 shares authorized,
329,398 and 248,351 issued and 329,237 and 248,351 shares
outstanding as of September 30, 2002 and December 31, 2001,
respectively) ................................................                     3,294              2,483
Additional paid-in capital....................................                 1,661,025          1,396,551
Retained earnings/(accumulated deficit).......................                 (548,911)             74,116
Treasury stock, at cost (161 shares) .........................                   (1,151)
Accumulated other comprehensive income/(loss).................                    12,656              (726)
Unearned compensation.........................................                   (3,654)            (9,915)
                                                                              ----------         ----------
Total stockholders' equity....................................                 1,123,259          1,462,509
                                                                              ----------         ----------
Total liabilities and stockholders' equity....................                $2,618,449         $2,994,841
                                                                              ==========         ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           2002            2001
                                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss).............................................                          $ (623,027)       $ 99,048
Adjustments to reconcile net income to cash used in
 operating activities:
  Write-off of fixed assets..................................                                4,513               -
  Depreciation and amortization..............................                               53,765          62,021
  Goodwill impairment, pre-tax...............................                              571,037               -
  Deferred tax assets, net...................................                                2,781          (9,820)
  Amortization of unearned compensation......................                                3,455           6,718
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations............                                7,542         (59,009)
  Securities borrowed........................................                              (25,988)       (353,815)
  Receivable from broker-dealers.............................                               252,498        (50,345)
  Receivable from customers..................................                                8,626          71,792
  Commissions and other receivables, net.....................                               (6,469)          2,423
  Receivable from Parent.....................................                                    -          (4,212)
  Receivable from affiliate, net.............................                                    -          14,267
  Taxes receivable...........................................                              (50,526)
  Other assets...............................................                               32,992         (48,534)
Increases/(decreases) in operating liabilities:
  Short-term borrowings......................................                              (25,482)         85,609
  Securities loaned..........................................                              181,881         123,680
  Payable to broker-dealers..................................                             (271,976)        (27,202)
  Payable to customers.......................................                              (71,842)         41,257
  Taxes payable..............................................                              (30,941)         21,986
  Payable to Parent..........................................                                2,114         (22,488)
  Payable to affiliates, net.................................                              (12,671)         13,003
  Accrued compensation.......................................                              (61,865)        (82,409)
  Accounts payable, accrued expenses and other liabilities...                              (28,385)        100,035
                                                                                          --------        --------
     Cash used in operating activities.... ..................                              (87,968)        (15,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value..........................                              (54,722)         97,737
  Investments.........................................                                      28,589           7,287
  Purchase of fixed assets and leasehold improvements........                              (26,716)        (73,376)
  Acquisitions of businesses, net ...........................                               25,951               -
                                                                                          --------        --------
     Cash (used in)/provided by investing activities.........                              (26,898)         31,648

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock.................................                               (1,413)              -
  Repayment of subordinated debt from affiliate..............                                    -         (50,417)
  Loan from Parent...........................................                                    -         150,000
  Capital distribution to Parent.............................                                    -        (150,000)
  Net proceeds from initial public offering..................                                    -         486,916
  Repayment of loan from Parent..............................                                    -        (150,000)
  Proceeds from issuance of common shares....................                                    -             279
                                                                                          --------        --------
     Cash (used in)/provided by financing activities.........                               (1,413)        286,778

Effect of exchange rate changes..........................                                   13,382          (2,572)
                                                                                          --------        --------
Decrease in cash and cash equivalents........................                             (102,897)        300,129
Cash and cash equivalents, beginning of year.................                              703,678         415,199
                                                                                          --------        --------
Cash and cash equivalents, end of period.....................                           $  600,781        $715,328
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

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company which, through its operating subsidiaries, provides global agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 63% owned by subsidiaries of Reuters Group PLC ("Reuters" or "Parent").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. Island's results of operations, subsequent to September 20, 2002, are consolidated with our results (Note 3). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 27,2002.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Our accounting policy related to our strategic alliances and long term investments is the most critical accounting policy that requires us to make estimates and use judgments that could affect our results (See "INVESTMENTS" and "GOODWILL" accounting policies below).

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

         Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates, presented herein, are not necessarily indicative of an amount which the Company could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

         Investments are accounted for under the equity method if the Company has the ability to exercise significant influence over the investee, but not control. Significant influence is deemed to exist if the Company has ownership of between 20% and 50%.

         Unrealized gains and losses from investments are included in investment income on the Consolidated Statements of Operations.

         DEPRECIATION AND AMORTIZATION OF FIXED ASSETS ($ IN THOUSANDS)

         Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost, net of accumulated amortization of $285,422 and $373,689 as of September 30, 2002 and December 31, 2001, respectively.

         ACQUISITIONS AND GOODWILL

         All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill on the Consolidated Statements of Financial Condition.

         The carrying value of goodwill is reviewed on a periodic basis for impairment based upon estimated fair value of the Company's reporting units. The Company estimates fair value by using a discounted cash flow model or by using the services of an external valuation specialist. Should the review indicate that goodwill is impaired, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the discounted cash flows.

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

         The Company's subsidiary, ProTrader Group, L.P. ("ProTrader"), has entered into agreements whereby additional consideration would be paid to former owners of trading offices it had purchased. The additional consideration is generally based on actual trading volumes of the respective trading office and is generally effective for a period of two years from the date of acquisition. In accordance with EITF 95-8: "Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination", the Company records these contingent payments as additional goodwill.

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

         The Company records deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes, using current tax rates. Deferred tax expenses and benefits are recognized in the Consolidated Statements of Operations for changes in deferred tax assets and liabilities.

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

         SECURITIES OWNED ($ IN THOUSANDS)

         Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                                               September 30,     December 31,
                                                                                   2002             2001
                                                                                -----------     ------------
U.S. government and federal agency obligations                                     $ 38,702          $42,446
Municipal bonds                                                                      84,520           73,637
Corporate bonds                                                                      92,488           72,408
Foreign sovereign obligations                                                        48,065           18,317
Shares of stock exchanges                                                            26,753           29,199
Other                                                                                   200               --
                                                                                  ---------          -------
     Total                                                                         $290,729        $ 236,007
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

         COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

         Commissions and other receivables are reported net of a provision for doubtful accounts of $25,936 and $7,472 as of September 30, 2002 and December 31, 2001, respectively.

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

         DERIVATIVES

         The Company may enter into forward foreign currency contracts to facilitate customers' settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are entered into with third parties and with terms generally identical to its customers' transactions, thereby mitigating exposure to currency risk. Forward foreign currency contracts generally do not extend beyond 14 days and realized and unrealized gains and losses resulting from these transactions are recognized in the Consolidated Statements of Operations as transaction fees in the period during which they are incurred. These activities have not resulted in a material impact to the Company's operations to date.

         TREASURY STOCK

         The Company's purchases of shares of its own common stock are recorded as treasury stock under the cost method and are shown as a reduction to stockholders' equity on the statement of financial condition.

3. MERGER WITH ISLAND ($ IN THOUSANDS)

         On September 20, 2002 the Company acquired 100% of the outstanding common stock of Island Holding Company, Inc., the parent company of The Island ECN, Inc. (collectively, "Island"). Island's results of operations, since that date, have been included in the Company's consolidated financial statements. Island is a leading electronic securities marketplace, with a large liquidity pool of orders to buy and sell securities that are published in its marketplace. Island's proprietary technology enables it to offer low cost, rapid and reliable order display and matching services to its customers. The Company believes this acquisition will result in better execution opportunities for its customers, a stronger technology and trading platform, an alternative to other offerings, cost savings, and a stronger management team.

         The aggregate purchase price was $555,349, comprised of $492,826 representing 80,658,886 shares of the Company's common stock, $20,141 representing additional common shares for the conversion of options, warrants and stock appreciation rights, deferred tax liability of $32,560 related to intangible assets and $9,822 representing direct costs of the acquisition. The value of the common shares issued was determined based on the average closing market price of the Company's common shares over the 2-day period before and after June 10, 2002, the date the terms of the acquisition were agreed to and announced.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the excess purchase price over the estimated fair values of Island's assets and liabilities were performed by an independent valuation specialist and are as follows:

                                                                                 September 20,
                                                                                     2002
                                                                                  ---------
Cash                                                                             $   41,100
Receivables, net                                                                     26,575
Fixed assets, net                                                                    14,103
Other assets                                                                         11,776
Intangible assets                                                                    74,000
Goodwill                                                                            421,081
                                                                                  ---------
Total assets acquired                                                               588,635
Less liabilities assumed                                                           (33,286)
                                                                                  ---------
Net assets acquired                                                               $ 555,349
                                                                                  =========

         As part of the merger, the Company expects to incur various non-cash charges related to the amortization of identified intangible assets and the conversion of existing Island equity options. In addition, the Company expects to incur one-time charges to enable them to achieve on-going cost synergies. Management is currently evaluating the extent of this charge, but at this time, has not made any estimate.

4. DIVIDEND

         In connection with the merger, the Company paid a $1.00 per common share cash dividend to its stockholders of record as of September 19, 2002, which represented a distribution of $248,739, of which $206,900 was distributed to the Company's Parent. The Company paid this dividend on October 3, 2002.

5.     GOODWILL ($ in thousands)

       The following table sets forth the changes in the carrying amount of goodwill:

       Balance as of December 31, 2001                                                       $  145,066
       Goodwill acquired during the period                                                      425,971
       Goodwill impairment                                                                     (571,037)
                                                                                              ---------
       Balance as of June 30, 2002                                                           $        -
                                                                                              =========

       The Company completed its acquisition of ProTrader on January 3, 2002, thereby increasing its goodwill by $4,606. In addition, the Company recorded additional goodwill of $23 related to contingency consideration paid to former owners of trading offices purchased by its subsidiary ProTrader.

       The Company completed its merger with Island on September 20, 2002 (Note
3), thereby increasing its goodwill by $421,081. In addition, Island had existing goodwill of $261.

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

       In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result, the Company's goodwill related to its acquisition of Montag Poepper & Partner GmbH ("Montag"), a fixed income broker-dealer in Germany, was impaired. Therefore, the Company recorded a pre-tax impairment loss of $3,296, the remaining carrying value of its goodwill for that business in May 2002.

       During the third quarter, the Company experienced a decline in its market capitalization, particularly towards the end of the quarter. Due to this significant decrease, the Company's book value exceeded its fair market value. The Company believes that the significant decline in market value reflects the ongoing challenging business environment, declining business fundamentals, the commoditization of its services, the launch of significant competitive products and a difficult regulatory environment. These events prompted the Company to perform a goodwill impairment test.

       In accordance with SFAS 142, based on the results of a valuation analysis prepared by an independent specialist, the Company has determined that its existing goodwill had been completely impaired and as a result the Company recorded a pre-tax goodwill impairment loss of approximately $552 million, the remaining carrying value of its goodwill, as of September 30, 2002.

         For comparative purposes, the following table reflects the Company's results for the periods ended September 30, 2001, adjusted as though the Company had adopted SFAS 142 on January 1, 2001:

                                                    Three Months         Nine Months
                                                        Ended               Ended
                                                    September 30,       September 30,
                                                        2001                 2001
                                                    ---------             ---------
Net income, as reported                             $   8,210             $  99,048
Goodwill amortization                                   2,011                 6,033
Tax effect                                               (356)               (1,067)
                                                    ---------             ---------
Net income, as adjusted                             $   9,865             $ 104,014
                                                    =========             =========

Basic and diluted earnings per share, as reported   $    0.04             $    0.46
Basic and diluted earnings per share, as adjusted   $    0.04             $    0.46

6. INTANGIBLE ASSETS ($ IN THOUSANDS)

         Information regarding the Company's identifiable intangible assets are as follows:

                                                    Estimated
                                                       Life              Identifiable       Accumulated      September 30,
Intangible Assets                                    (Years)                 Value          Amortization          2002
-----------------                                   ---------              ---------         ---------         ---------
Technology                                             7.0                 $ 122,984        $ (10,108)         $ 112,876
Customer relationships                                 5.0                    15,500              (78)            15,422
Trade name                                             1.5                     4,800              (80)             4,720
Non-compete agreements                                 1.0                     1,300              (32)             1,268
                                                                           ---------        ---------          ---------
Total                                                                      $ 144,584        $ (10,298)         $ 134,286
                                                                           =========        =========          =========

         Intangible assets arose in connection with the Company's acquisitions of ProTrader in October 2001 and Island in September 2002. The intangible assets are amortized on a straight line basis over their respective estimated useful lives as shown above. Amortization expense for the three months and nine months ended September 30, 2002 was $2,898 and $7,940, respectively. Estimated amortization expense for each of the next 5 years is:

        Year                             Expense
        -----                            -------
        2003                             $24,813
        2004                              21,390
        2005                              20,670
        2006                              20,670
        2007                              19,817

7. INVESTMENTS ($ IN THOUSANDS)

         From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. A description of the Company's more significant investments are as follows:

- WR Hambrecht + Co ("Hambrecht") -- In 1999 and 2000, the Company made investments totaling $27,500, now representing a 7.8% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of September 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $10,000 and $16,450, respectively. In addition, as of September 30, 2002, the Company recorded a loan receivable from Hambrecht in the amount of $1,989. This loan accrues interest at prevailing market rates and matures in February 2007 and June 2007.

- TP Group LDC -- In 1999 and 2000, the Company made investments, and also sold certain portions of its investment, in TP Group LDC, now representing a 13.8% interest. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. As of September 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $2,678 and $8,816, respectively.

- Archipelago Holdings LLC ("Archipelago") -- In 1999, the Company made an investment of 15,528 GBP, now representing approximately 4.8% interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. In March 2002, Archipelago merged with REDIBook ECN LLC, another ECN. As of September 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $25,000 and $40,000, respectively.

- Starmine Corporation ("Starmine") -- In February 2002, the Company made an investment of $2,000 representing a 12.8% interest in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of September 30, 2002, the Company carried its investment at estimated fair value of $2,000.

- The Nasdaq Stock Market, Inc. ("Nasdaq") -- In 2000, the Company made an investment of $15,475 in Nasdaq and its subsidiaries, ProTrader and Island, carried investments in Nasdaq totaling $2,817. As of September 30, 2002 and December 31, 2001, the Company carried its investment at estimated fair value of $18,292 and $15,736, which was unchanged from its original cost.

- Tradeware S.A. ("Tradeware") -- In 2000, the Company made investments of 4,000 euros, and in 2001, 66,925 Belgian francs and 1,500 euros, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of September 30, 2002 and December 31, 2001, the Company carried its investment at $3,411 and $4,492, respectively, as determined under the equity method. In addition, as of September 30, 2002, the Company recorded a loan receivable from Tradeware in the amount of $2,006. This loan accrues interest at prevailing market rates and matures on December 31, 2003.

- Knight Roundtable Europe Ltd. ("Roundtable") -- In 2001, the Company made an investment of $1,000 in Roundtable. Roundtable is a pan-European broker consortium designed to compete for order flow from small investors in the region. At December 31, 2001, the Company carried its investment at estimated fair value of $250. In June 2002, the Company wrote off its investment in Roundtable.

- JapanCross Securities Co. Ltd. ("JapanCross") -- In 2001 and 2002, the Company made a series of investments totaling $6,871, representing a 50% interest in JapanCross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of September 30, 2002 and December 31, 2001, the Company carried its investment at $2,485 and $3,782, respectively, as determined under the equity method.

- Vencast, Inc. ("Vencast") -- In 2000 and 2001, the Company made investments of 5,031 GBP and $1,500, respectively, in Vencast. Vencast provided solutions by using the Internet to facilitate the process of raising capital and investing for the private equity industry. As of December 31, 2001, the Company carried its investment at $2,373, as determined under the equity method. In March 2002, Vencast ceased operations and the Company wrote off its carrying value. In addition, as of December 31, 2001, the Company had recorded a loan receivable from Vencast in the amount of $3,000, which was subsequently written off.

- e-Xchange Advantage Corporation. ("e-Xchange") -- In July 2002, the Company made an investment of $2,000 representing a 9.8% interest in e-Xchange. e-Xchange formed a partnership with The Nasdaq Stock Market to develop securities electronic trading systems and tools. As of September 30, 2002, the Company carried its investment at estimated fair value of $2,000.

8.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Company's stock option plan. In addition the Company has issued 2,851 warrants in connection with its merger with Island. Options and warrants to purchase 30,497 shares of common stock at a weighted average exercise price of $11.06 per share were outstanding as of September 30, 2002. However, options and warrants to purchase 25,045 and 21,464 shares of common stock were not included in the computation of dilutive EPS for the three and nine months ended September 30, 2002 and 2001, respectively, as the exercise price for these options and warrants exceeded the average market price of the Company's common stock for each of the respective periods. Accordingly, the diluted EPS computation does not include the antidilutive effect of these options. Options expire on dates ranging from March 2003 to December 2011.

      Earnings per share under the basic and diluted computations are as follows:

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                            2002         2001        2002         2001
                                                          ---------    ---------   ---------    ---------
Net income / (loss)                                       $(528,439)   $   8,210   $(623,027)   $  99,048
                                                          =========    =========   =========    =========

Weighted average number of common
 Shares outstanding - basic                                 258,206      243,719     251,865      224,566

Common stock equivalent shares related
 to stock incentive plans                                      --              3        --              1
                                                          ---------    ---------   ---------    ---------
Weighted average number of common shares
 Outstanding - diluted                                      258,206      243,722     251,865      224,567
                                                          =========    =========   =========    =========
Basic earnings/(loss) per share                           $   (2.05)   $    0.03   $   (2.47)   $    0.44
                                                          =========    =========   =========    =========
Diluted earnings/(loss) per share                         $   (2.05)   $    0.03   $   (2.47)   $    0.44
                                                          =========    =========   =========    =========

9. COMPREHENSIVE INCOME ($ IN THOUSANDS)

     Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                            2002           2001       2002           2001
                                                         ----------       -------  ----------      --------
Net income / (loss)                                       $(528,439)      $ 8,210   $(623,027)      $99,048
Changes in other comprehensive income/(loss):
   Foreign currency translation adjustment                    5,725        (2,800)     13,382        (2,572)
                                                         ----------       -------  ----------      --------
   Total comprehensive income / (loss), net of tax       $ (522,714)      $ 5,410  $ (609,645)     $ 96,476
                                                         ==========       =======  ==========      ========

10. SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

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

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                  ------------------------------    -----------------------------
                                                       2002             2001            2002             2001
                                                    -------------   -------------    -------------    -------------
Total revenues:
    U.S..........................                      $  213,142       $ 250,807        $ 635,728        $ 890,820
    Non-U.S.....................                           41,138          68,854          156,363          251,609
                                                        ---------        --------          -------       ----------
       Total.......................                       254,280         319,661          792,091        1,142,429
                                                        =========        ========          =======       ==========

Income/(loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting principle:
    U.S..........................                        (560,735)         23,787         (639,865)         160,443
    Non-U.S......................                          (7,662)          7,545           (1,712)          55,826
                                                         ---------        -------          --------      ----------
       Total.......................                    $ (568,397)        $31,332       $ (641,577)       $ 216,269
                                                         =========        =======          ========      ==========


                                                                                     September 30,    December 31,
                                                                                         2002             2001
                                                                                     -------------    -------------
Identifiable assets:
    U.S..........................                                                      $ 2,272,729      $ 2,102,145
    Non-U.S.....................                                                           345,720          892,696
                                                                                         ---------       ----------
Total.............................                                                     $ 2,618,449      $ 2,994,841
                                                                                         =========       ==========

11.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

         As of September 30, 2002 and December 31, 2001, the fair value of collateral held by the Company that could be sold or repledged totaled $706,460 and $607,069, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $696,112 and $548,487 had been sold or repledged generally to cover short sales or effect deliveries of securities as of September 30, 2002 and December 31, 2001, respectively. In addition, securities in customer accounts with a fair value of $21,790 and $76,462 could be sold or repledged by the Company as of September 30, 2002 and December 31, 2001, respectively.

12. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

         The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of September 30, 2002 and December 31, 2001, Instinet Clearing Services Inc., which is the counterparty to each of the customer transactions in U.S. securities executed through Instinet Corporation (but not the Island ECN, which clears its securities transactions through another broker-dealer), had net capital of $149,374 and $259,990, which was $145,372 and $256,443 in excess of its required net capital of $4,002 and $3,547, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

         The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2002 and December 31, 2001, these subsidiaries had met their local capital adequacy requirements.

13. COMMITMENTS AND CONTINGENCIES

     In the normal course of conducting its securities business, the Company has been involved in various legal proceedings and regulatory investigations and inquiries by the SEC and other self regulatory organizations. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters and regulatory investigations and inquiries will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

14. STOCK BASED PLANS

         The Company has granted Restricted Stock Units ("RSU") to certain members of senior management in lieu of cash for a portion of each members calendar year 2001 bonus, as well as to Board members. The RSUs are convertible into an equal number of shares of the Company's common stock and generally vest either one or two years from the date of grant. As of September 30, 2002, the Company had granted 154,106 RSUs.

         Under the terms of the merger agreement with Island, the Company converted 2,942,128 options, 2,851,327 warrants and 19,006 stock appreciation rights as substitutions for options, warrants and stock appreciation rights to holders of Island options, warrants and stock appreciation rights outstanding at September 20, 2002. The options have exercise prices ranging from $0.91 to $9.23, the warrants have an exercise price of $1.04 and the stock appreciation rights have an exercise price of $0.91.

         On October 7, 2002, the Company approved an adjustment to the exercise prices of all outstanding options issued prior to September 19, 2002 to adjust for the dividend to the Company's stockholders in accordance with FIN 44:
"Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25." The exercise prices of these options were decreased by $0.98 a share. The $0.98 adjustment reflects the change in the price of Company's common stock between the close of business on Friday, September 20, 2002, the last date on which the common stock price included the dividend, and the open of business on Monday, September 23, 2002, the first date on which the common stock began trading without the right to the dividend.

15.  TREASURY STOCK ($ IN THOUSANDS)

         During the first half of 2002, the Company purchased 185,455 shares of its own common stock at a cost of $1,335 in connection with its RSU plan (Note
14). During the three months ended September 30, 2002, the Company purchased an additional 14,323 shares at a cost of $77 in connection with an additional RSU grant to a Board member and reissued 39,153 shares as RSUs became vested.

16. STOCKHOLDERS' EQUITY ($ IN THOUSANDS)

         The following table summarizes changes in the Company's stockholders equity from December 31, 2001 to September 30, 2002.

                                     Additional                               Other                          Total
                             Common    Paid-In     Treasury    Retained    Comprehensive    Unearned     Stockholders
                             Stock     Capital      Stock      Earnings        Income     Compensation      Equity
                             ------   ----------   --------    ---------     -------      --------      ----------
As of Dec. 31, 2001          $2,483   $1,396,551                 $74,116     $  (726)     $ (9,915)     $1,462,509
Net loss                          -            -          -     (623,027)           -            -        (623,027)
Stock issuance for                       495,878
  acquisitions                  811                       -            -           -             -         496,689
Stock based                               17,335
  Compensation, net               -                       -            -           -          6,261         23,596
Treasury stock, net               -            -     (1,151)           -           -             -          (1,151)
Currency translation
  adjustment                      -            -          -            -      13,382             -          13,382
Dividend                          -     (248,739)         -            -           -             -        (248,739)
                             ------   ----------   --------    ---------     -------      --------      ----------
As of Sept. 30, 2002         $3,294   $1,661,025   $ (1,151)   $(548,911)    $12,656      $ (3,654)     $1,123,259
                             ======   ==========   ========    =========     =======      ========      ==========


17. RELATED PARTY TRANSACTIONS ($ IN THOUSANDS)

         The Company transacts business and has extensive relationships with Reuters and its related parties. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. All receivables and payables with Reuters and affiliates arise from normal operating activities between the Company and Reuters and its affiliates and are generally settled on a quarterly basis. Included within Payable to Parent of $211,268, as of September 30, 2002, is a dividend payment (Note 4) of $206,900.

18. RESTRUCTURING ($ IN THOUSANDS)

         In 1998, the Company began to design and develop a web-based retail brokerage operation. In December 2000, based upon a review of market conditions and an evaluation of possible alternate strategies, the Company decided to re-direct its retail brokerage efforts. As part of this redeployment, the Company recorded a restructuring charge of $4,000 for the nine months ended September 30, 2001. All of the liability related to this restructuring charge had been paid as of December 31, 2001.

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

         As of September 30, 2002, the Company carried a liability of $3,383 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                               Balance                   Balance
                                              Dec. 31,                   Sept 30,       Due by      Due after
                                                2001        Payments       2002        12/31/02     12/31/02
                                              --------      --------     --------      --------     --------
Workforce reduction                            $ 5,694     $ (2,846)      $ 2,848       $ 1,405       $1,443
Office closures/consolidation                    1,085         (550)          535           278          257
                                                ------       -------      -------      --------     --------
Total                                          $ 6,779     $ (3,396)      $ 3,383       $ 1,683      $ 1,700
                                                ======      ========     ========      ========     ========

         In March, 2002, the Company announced that it would reduce its annualized fixed operating costs by approximately $120,000, compared to its annualized fixed cost run rate in the fourth quarter of 2001, in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the three months and six months ended June 30, 2002, the Company incurred a pre-tax restructuring charge of $42,410 and $57,440, respectively, which included:

- Workforce reduction -- the Company reduced its employee headcount levels by
489. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. The Company recorded a pre-tax charge of $29,804 and $39,034 for the three months and nine months ended September 30, 2002, respectively, related to its workforce reduction.

- Office closures/consolidation -- the Company closed the Houston, Los Angeles and San Jose trading offices of its ProTrader subsidiary, consolidated its European trading and clearing operations, significantly reduced the size of its offices in Switzerland, U.K. and France, and consolidated its office space in the U.S. given its lower headcount. The Company recorded a pre-tax charge of $12,606 and $18,406 for the three and nine months ended September 30, 2002, respectively, related to its office closures.

         As of September 30, 2002, the Company carried a liability of $ 31,181 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                                                              Balance
                                      Original    Additional                  Sept 30,      Due by      Due after
                                       Accrual      Accrual      Payments       2002       12/31/02      12/31/02
                                       --------   ----------      --------     --------     --------      --------
Workforce reduction                     $ 9,230     $ 29,804    $ (20,748)     $ 18,286      $ 7,595      $ 10,691
Office closures/consolidation             5,800       12,606       (5,511)       12,895        4,231         8,664
                                        -------     --------      --------      -------     --------      --------
Total                                   $15,030     $ 42,410    $ (31,800)     $ 31,181      $11,826       $19,355
                                        =======     ========      ========     ========     ========      ========

19. DISCONTINUED OPERATIONS ($ IN THOUSANDS)

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

                                                                          Three Months       Nine Months
                                                                             Ended             Ended
                                                                          September 30,     September 30,
                                                                              2001         2002       2001
Loss from discontinued operations:

   Loss from operation of fixed income business                             $ 11,871    $ 33,356    $ 34,598
   Income tax benefit                                                         (4,434)    (10,770)    (12,925)
                                                                              -------    --------     -------
      Net loss from discontinued operations                                  $ 7,437    $ 22,586    $ 21,673
                                                                              =======    ========     =======
Loss per share - basic and diluted:

   Loss from operation of fixed income business                                $0.05      $0.13       $0.16
   Income tax benefit                                                          (0.02)     (0.04)      (0.06)
                                                                               ------     ------      ------
      Net loss from discontinued operations                                    $0.03      $0.09        0.10
                                                                               ======     ======      ======

         A restructuring charge of $22,514 related to the closure of the Company's fixed income platform is reflected in the nine month period ended September 30, 2002. As of September 30, 2002, the Company carried a liability of $549 associated with this restructuring on its consolidated statements of financial condition, which is expected to be substantially paid by December 31, 2002.

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

         We have been operating in a challenging business, economic and regulatory environment. Ongoing geopolitical and global conflicts, coupled with the current corporate governance and accounting concerns, has led to a decreased pace of global economic growth, particularly in the U.S. This has resulted in lower equity prices, decreased corporate activity, increased market volatility, and decreased customer trading volumes, particularly from our broker-dealer clients. In addition, intense competition from other liquidity providers and trading venues, coupled with the SEC's recent approval of Nasdaq's SuperMontage trading system and recent SEC regulations and interpretive initiatives, have prompted us to reduce our prices, which has resulted in decreased revenues and losses from operations. As a result, our transaction fee revenues have declined from $1.1 billion for the nine months ended September 30, 2001 to $799.7 million for the comparable period in 2002 and our average net transaction fee revenue per U.S. share, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 45.5% from $0.0066 for the nine months ended September 30, 2001 to $0.0036 for the comparable period in 2002.

         Total U.S. market share volume in the nine months ended September 30, 2002 increased to 676.7 billion shares from 611.7 billion in the nine months ended September 30, 2001. Total Nasdaq share volumes were 336.5 billion shares in the nine months ended September 30, 2002, down from 352.1 billion shares in the nine months ended September 30, 2001. U.S. exchange-listed share volumes were 340.2 billion shares in the nine months ended September 30, 2002, up from
259.6 billion shares in the nine months ended September 30, 2001. Our percentage of overall market share decreased to 9.0% of total U.S. market share volume, which represented 15.1% of Nasdaq share volume, and 3.0% of U.S. exchange-listed share volume, in the nine months ended September 30, 2002. However, our market share in Nasdaq-quoted stocks has increased significantly since the first quarter from 11.0% for the three months ended March 31, 2002 to 20.5% for the three months ended September 30, 2002. Island's data, subsequent to September 20, 2002, is consolidated with our results.

         We incurred a loss of $623.0 million for the nine months ended September 30, 2002, compared to net income of $99.0 million for the comparable period in 2001, primarily as a result of goodwill impairment recognized in the third quarter of 2002. However, on an adjusted operating basis, we had income of $3.0 million (See Non-GAAP Financial Measurement - Adjusted Operating Income). This positive result on an adjusted basis, as compared to our losses in the first and second quarter of 2002, reflects the actions we have taken in the second half of last year and beginning of this year - adjusting/revising our pricing to maintain and expand our Nasdaq market share, increasing the breadth and depth of our liquidity pool, and reducing our cost base to return to sustainable profitability.

         Merger with Island

         On September 20, 2002, we completed our merger with Island. Historically, Island has concentrated on the program trading and direct-access-to-retail segments in the U.S. domestic market. We believe the transaction brings together complementary capabilities in the global equity markets, creating a company better able to serve customer needs. Under the terms of the merger agreement, we issued 80,658,886 shares of our common stock to Island stockholders and converted options, warrants and stock appreciation rights to holders of Island options, warrants and stock appreciation rights outstanding at September 20, 2002.

         As part of the merger, we expect to incur various non-cash charges related to the amortization of identified intangible assets and the conversion of existing Island equity options. In addition, we expect to incur one-time charges to enable us to achieve on-going cost synergies. We expect the merger to deliver synergies as a result of expanded liquidity and cost savings in technology, clearing, facilities and compensation. Management is currently evaluating the extent of this charge, but at this time, has not made any estimate.

         Special Dividend

         In connection with the merger, we paid a $1.00 per common share cash dividend to our stockholders of record as of September 19, 2002, which represented a distribution of $248.7 million, of which $206.9 million was paid to Reuters. We paid this dividend on October 3, 2002.

         Goodwill Impairment

       During the third quarter, we experienced a decline in our market capitalization, particularly towards the end of the quarter. Due to this significant decrease, the Company's book value exceeded its fair market value. The Company believes that the significant decline in market value reflects the ongoing challenging business environment, declining business fundamentals, the commoditization of its services, the launch of significant competitive products and a difficult regulatory environment. These events prompted the Company to perform a goodwill impairment test.

       In accordance with SFAS 142, based on the results of a valuation analysis prepared by an independent specialist, the Company has determined that its existing goodwill had been completely impaired and as a result recorded a pre-tax goodwill impairment loss of approximately $552 million, the remaining carrying value of its goodwill, as of September 30, 2002. This is a non-cash charge and results in no reduction in tangible book value. We recorded a related tax benefit of approximately $26.0 million related to this charge.

         Pricing Changes

         In order to address the decline in our Nasdaq share volume and related transaction fee revenues, in the second half of 2001 we reduced our pricing for our U.S. broker-dealer customers, adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees, and established a pilot program to test pricing incentives for liquidity providers. In March 2002, we implemented a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. In August 2002, we changed our prices to offer a uniform rate to all broker-dealer customers. These initiatives were in response to intense price competition that we experienced in the fourth quarter of 2001 and into 2002, particularly for Nasdaq-quoted trading. As a result, our average net transaction fee revenue per U.S. share, per side, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 45.5% from $0.0066 for the nine months ended September 30, 2001 to $0.0036 for the comparable period in 2002. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand our liquidity pool.

         Cost Reduction Initiatives

         Given the impact of price reductions on revenue from our U.S. broker-dealer customers, we have taken further action to reduce costs. We previously announced that we intended to reduce our annualized fixed operating costs by approximately

$120 million, compared to our annualized fixed cost run rate in the fourth quarter of 2001, through a number of measures including reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. We incurred a pre-tax restructuring charge of $58.4 million for the nine months ended September 30, 2002 in connection with the cost reduction program, which entailed the following:

         - We reduced our employee headcount levels by 489 (excluding our fixed income business). The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in our U.S. and international offices. We recorded a pre-tax charge of approximately $39.0 million for the nine months ended September 30, 2002 related to our workforce reduction.

         - We closed the Houston, Los Angeles and San Jose trading offices of our ProTrader subsidiary, consolidated our European trading and clearing operations, significantly reduced the size of our offices in Switzerland, U.K. and France, and consolidated our U.S. office space given our lower headcount. We recorded a pre-tax charge of approximately $19.4 million for the nine months ended September 30, 2002 related to our office closures and consolidations.

         -        On May 3, 2002, we closed our fixed income trading platform.
                  We began developing our fixed income business in 1998 and started trading in the spring of 2000. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. Our fixed income business had 105 employees at the time of its closure. As a result of the closure, we incurred a discontinued operations charge, net of tax, of $22.6 million.

         As a result of these actions, we have met our cost reduction target. We achieved these reductions without diminishing our ability to provide high quality service to our customers, our capacity to design, develop and deploy innovative new technology, and our control environment. We continue to evaluate further cost initiatives, which might result in further charges. As discussed above, as part of the merger with Island, we expect to incur one-time charges to enable us to achieve on-going cost synergies.

         Our annualized fixed-cost base relating to continuing operations was $634.4 million in the nine months ended September 30, 2002, down $213.1 million from the comparable period in 2001. Our fixed-cost base excludes non-operating expenses (goodwill impairment and restructuring costs) and variable costs (soft dollar and commission recapture, broker-dealer rebates and brokerage, clearing and exchange fees).

         Our variable expenses are generally related to transaction volumes rather than share volumes. Our average number of shares per transaction has declined primarily due to a change in our customer mix and has led to lower average revenue per transaction. Although our average cost per transaction has also declined, average revenue per transaction has decreased at a faster rate, resulting in pressure on our margins.

         Regulatory and Competitive Environment

         The SEC regularly considers a variety of regulations or interpretative initiatives with respect to the structure of the equity securities markets that affect our business, financial condition and operating results.

      - ETFs - Under Regulation ATS, an ATS, meeting certain trading volume thresholds in securities for which it displays quotation data, must provide to a self-regulatory organization ("SRO") its best bid and offer data for those securities and must provide other broker-dealers execution access to such quotes. Instinet and Island currently provide all of their quotation data for Nasdaq-quoted stocks to various SROs in order to comply with

            Regulation ATS. Instinet and Island have reached the ATS thresholds in certain exchange-traded funds ("ETF"), which are US listed stocks, such as the Nasdaq-100 Index, known as QQQs, the Dow Jones Industrial Average Index, known as Diamonds, and the Standard & Poor's 500 Index, or SPYs. Because Instinet was unable to provide quotation data for US listed stocks to an SRO prior to November 4, 2002, Instinet had temporarily suspended trading in SPYs in order to comply with applicable SEC regulations. On November 4, 2002, Instinet began providing its quotation data for SPYs and QQQs through a system commonly referred to as Intermarket. Instinet also expects to begin providing quotation data for Diamonds if it reaches the applicable trading volume thresholds as of December 1, 2002. Trading in SPYs accounted for approximately 1.3% of Instinet's total US equity volumes and 0.5% of its net transaction fee revenue from US equities in the first nine months of 2002; trading in QQQs accounted for approximately 2.8% of Instinet's total US equity volumes and 1.2% of its net transaction fee revenue from US equities in the first nine months of 2002; trading in Diamonds accounted for approximately 0.2% of Instinet's total US equity volumes and 0.1% of its net transaction fee revenue from US equities in the first nine months of 2002.

            Island, however, does not currently provide its quotation data for US listed stocks to any SRO and, effective September 23, 2002, Island discontinued the display of order information for QQQs, Diamonds and SPYs, although it still permits subscribers to trade those securities on a non-displayed basis. Since September 23, 2002, Island's market share in QQQs has declined from approximately 35-40% to approximately 15-20%; in Diamonds, Island's market share has declined from approximately 35% to approximately 10-15%; and in SPYs, Island's market share has declined from approximately 20-25% to approximately 5-10%. Island is currently exploring alternatives to enable it to provide quotation data for US listed stocks in compliance with the requirements of the ATS, including limited participation in Intermarket.

            Instinet and Island have been engaged in discussions with the SEC regarding these issues. We intend to continue to work on solutions to these issues and to discuss the quotation display requirement and alternatives to our participation in Intermarket with the SEC.

      - Access Fees - the SEC is currently considering fees ECNs charge, the levels of those fees, the circumstances in which access fees may be changed and the criteria for customers' access to an ECN's system and the requirements of Regulation ATS. For example, the SEC has, at times, approved rules or issued interpretations that directly govern how we determine prices for different types of customers and services. Future SEC rules or interpretations regarding any of these issues could have a significant and material adverse impact on our equity securities business. We are currently discussing the application of those rules to our past and future pricing policies with the SEC and some of our customers, and we are unable to predict the outcome of these discussions. We also continue to evaluate our services and the fees we charge for them. The Instinet ECN implemented a new pricing policy that took effect on August 1, 2002, and The Island ECN implemented a new pricing policy that took effect on September 5, 2002. A further change in pricing became effective on October 21, 2002. The Island ECN has received a subpoena from the SEC for information regarding Island's subscriber policies, including pricing, in connection with an investigation by the SEC of possible violations of Regulation ATS by certain ECNs. We currently do not know the intended scope or primary objectives of this investigation and cannot predict its outcome, but it could have a significant adverse effect on our equity securities business.

      - Market Data Revenue - the SEC has also taken recent action with respect to market data revenue sharing programs. In the past, the Island ECN has earned market data revenues by participating in market data revenue sharing programs provided by Nasdaq and the CSE. Market data revenues consist of a portion of the fees that exchanges and Nasdaq receive for selling quotation and transaction data to independent market data providers and market participants such as broker-dealers. Market data revenues represented approximately 5% and 14% of Island's total revenues for 2001 and the first three months of

            2002, respectively. For the first three months of 2002, these revenues were offset in part by market data rebates that Island paid to some of its customers, which represented approximately 8% of Island's expenses for the period. On July 2, 2002, the SEC announced that it had abrogated proposals that were submitted by several markets, including Nasdaq and the CSE, to continue certain of their market data revenue sharing programs. As a result, the Nasdaq and the CSE revenue sharing programs from which Island has earned most of its market data revenues were suspended, and Island suspended its market data revenue sharing program. Some market data revenue sharing programs for exchange-listed securities, which represented a substantial portion of Island's market data revenues, were subsequently reinstated. The CSE has submitted a proposal to share a reduced proportion of the market data revenues it receives (50% instead of 75%) in Nasdaq-quoted securities. The SEC, however, has not taken any action on this or any other market data revenue sharing programs for Nasdaq securities, and we cannot assure you that the SEC will approve any of them. In addition, we cannot assure you that the market data revenue sharing programs for exchange-listed securities will continue or remain in their current form. As a result, we cannot assure you that Island will continue to earn market data revenues or, if it does, the level of those revenues in the future. We also cannot predict the impact of the suspension of Island market data revenue rebates sharing on Island's business, financial condition and operating results. In addition, the Island ECN has received a subpoena from the SEC for information regarding trading and market rebate practices with respect to some of Island's market data revenue rebate programs, in connection with an investigation by the SEC of customer trading practices in some exchange-traded funds. We cannot predict its outcome, but it could have a significant adverse effect on our equity securities business.

      - SuperMontage - Nasdaq's SuperSoes order execution system is being incorporated into and replaced by a new trading platform for Nasdaq, generally referred to as SuperMontage, which Nasdaq began to roll out on October 14, 2002. SuperMontage incorporates enhanced functionality, including the display of more quotation information. The implementation of SuperMontage could cause us to receive fewer orders in Nasdaq-quoted stocks and also could cause fewer of the orders we receive to be executed in our liquidity pool. The Instinet ECN currently provides its customers with order-routing access to SuperMontage, but it has begun to display customer orders for some stocks by posting quotations in the NASD's alternative display facility (ADF) instead of SuperMontage and plans to continue shifting quotations to the ADF as it opens to additional stocks. The Island ECN currently displays its customer orders in Nasdaq-quoted stocks by posting quotations on the Cincinnati Stock Exchange (CSE) and not on SuperMontage or in the ADF. Instinet's participation in SuperMontage only for order routing and not for order display may have a significant negative impact on Instinet's order flow or other business related to its Nasdaq-quoted stocks. We are unable to predict accurately at this time the impact SuperMontage will have on our business, financial condition and operating results.


            New Products and Services

         Throughout this difficult market environment, we have stayed focused on delivering value added brokerage services to our clients coupled with credible financial results. To this end, we continue to develop and enhance our technology, pricing and service options with the aim of providing tailored solutions that improve our clients performance as well as stimulate growth in our liquidity pool:

      - We continued to improve our core trading functionality to enhance our customers' ability to execute large share blocks cost efficiently. Beginning in October 2002, we launched in test phase our newest initiative in this area - 'targeted orders'- to a select group of institutional clients. This functionality is designed to help traders with a block order identify potential counterparties for the order, and negotiate directly with them, without diminishing their ability to expose the order anonymously to the market as a whole.

      - Instinet Trading Portal (SM), our new trading application primarily developed for our active asset manager and hedge fund customers, has now been deployed at approximately 300 Instinet client sites at the end of the third quarter of 2002, many with multiple site licenses. Deployment was ahead of schedule. Portal has achieved significant volume penetration transacting 26.9 million shares on November 4, 2002, its peak trading day to date. We are targeting a total of 400 Portal installations by year-end. The application's Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with our traditional customer display screens.

      - Newport(SM)(patent pending), a program-trading solution aimed primarily at passive and quantitative fund managers, which combines global liquidity with sophisticated trading analytics and support for collaboration, was being used by 22 major clients in the U.S. and Europe by the end of the third quarter of 2002, primarily multinational banks and global index fund managers. We are targeting a total of 40-50 client-site installations by year-end. In addition, Newport is used actively on our own program-trading and working order desks to trade portfolios on behalf of clients.

      - We continued our program to convert our FIX clients to our new Direct-FIX technology. This upgrade combines faster connectivity with richer trading functionality than its predecessor and is more cost-effective for us. By the end of the third quarter, we converted approximately 98% of our FIX client base. We expect to complete the entire conversion process by the end of the year, ahead of our original schedule.

      Management Changes

      On September 20, 2002, Edward J. Nicoll, Chairman of Island, was appointed Chief Executive Officer and Director of Instinet.

      On October 3, 2002, Matthew Andresen, resigned as President and Chief Executive Officer of Island. Island has appointed William Sterling to serve as President of Island and will also continue to serve as Chief Technology Officer.

      On November 1, 2002, we announced a new senior management team which represents a combination of Instinet and Island senior executives. Jean-Marc Bouhelier will continue to serve as Chief Operating Officer. Paul Merolla will continue to serve as General Counsel. Mark Nienstedt, Instinet's President and Chief Financial Officer, will continue to serve as Instinet's President, however, John Fay, formerly Island's Chief Financial Officer, will now serve as Instinet's Chief Financial Officer. Will Sterling will continue in his dual capacity of Island's President and Chief Technology Officer while taking on the additional responsibility of leading Instinet's Broker-Dealer Execution and Clearing Group. Andrew Goldman, formerly the head of Corporate Communications for Island, will now head up Global Marketing and Communications for Instinet. Alex Goor, now serving as head of the Instinet-Island integration effort, will also take on the responsibilities of Strategy and Planning for Instinet. All of these individuals will report to Ed Nicoll.

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

         Non-GAAP Financial Measurement  - Adjusted Operating Income

         In evaluating our financial performance and results of operations, management reviews adjusted operating income from continuing operations. This financial measurement excludes non-operating or one-time charges, which by their nature, management does not consider to be a true reflection of the operating results and financial performance of our global agency brokerage business. These non-operating charges are investment gains and losses, restructuring charges, goodwill impairment and the related tax effects of those items. The following schedule reconciles our operating income to our GAAP financial results (in thousands):

                                                             Three Months Ended              Nine Months Ended
                                                                September 31,                   September 31,
                                                             2002            2001            2002            2001
                                                           --------        --------        --------       ---------
Total revenues, as reported                               $ 254,280       $ 319,661       $ 792,091     $ 1,142,429
Less investments                                            (20,336)         (6,330)        (39,231)           (429)
                                                           --------        --------        --------       ---------
Adjusted operating revenues                                 274,616         325,991         831,322       1,142,858
                                                           ========        ========        ========       =========

Total expenses, as reported                                 822,677         288,329       1,433,668         926,160
Less goodwill impairment                                    551,991               -         551,991               -
Less restructuring                                              955          22,821          58,395          22,821
                                                           --------        --------       ---------        --------
Adjusted operating expenses                                 269,731         265,508         823,282         903,339
                                                           ========        ========       =========        ========

Adjusted operating income/(loss) from continuing
 operations before income taxes and cumulative change
 in accounting principle                                      4,885          60,483           8,040         239,519
                                                           ========         =======       =========        ========

Income tax provision/(benefit), as reported                 (39,958)         15,685         (59,778)         95,548
Less tax effect related to adjustments                       41,833         (19,274)         63,316         (12,236)
                                                           --------         -------        --------        --------
Adjusted operating income tax provision/(benefit)             1,875          34,959           3,538         107,784
                                                           ========         =======        ========        ========
Income/(loss) from continuing operations before
cumulative change in accounting principle, as
reported                                                   (528,439)         15,647       (581,799)         120,721
Less net effect of adjustments                              531,449          (9,877)         586,301        (11,014)
                                                          ---------        --------        --------        --------
Adjusted operating income                                    $3,010        $ 25,524         $ 4,502       $ 131,735
                                                          =========        ========        ========        ========

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30, (6)         SEPTEMBER 30, (6)
                                                          ------------------------  -------------------------
                                                             2002         2001         2002         2001
                                                           --------      -------     --------      -------
Total U.S. market share volume (millions)(1)(2)........       239,100      180,711      676,658      611,687
Our total U.S. market share volume (millions)(1).......        26,471       15,550       60,852       59,681
Our percentage of total U.S. market share volume(1)(2).         11.1%         8.6%         9.0%         9.8%
-------------------------------------------------------   -----------  -----------  -----------  -----------
Nasdaq share volume (millions)(2)(3)...................       110,195       96,496      336,470      352,131
Our Nasdaq share volume (millions)(3)...............           22,569       13,048       50,761       51,877
Our percentage of Nasdaq share volume (2)(3)..........          20.5%        13.5%        15.1%        14.7%
-------------------------------------------------------   -----------  -----------  -----------  -----------
U.S. exchange-listed share volume (millions)...........       128,905       83,933      340,188      259,546
Our U.S. exchange-listed share volume (millions)......          3,902        2,502       10,091        7,804
Our percentage of U.S. exchange-listed share volume....          3.0%         3.0%         3.0%         3.0%
-------------------------------------------------------   -----------  -----------  -----------  -----------
Our U.S. equity transaction volume (thousands).........        37,789       19,713       83,742       74,409
Our international equity transaction volume (thousands)         2,376        1,887        6,288        5,211
Our total equity transaction volume (thousands)......          40,165       21,600       90,030       79,620
-------------------------------------------------------   -----------  -----------  -----------  -----------
Our average U.S. equity transaction size (shares per
  transaction) .......................................            700          788          727          802
Our average equity transactions per day (thousands)....           628          366          479          433

-------------------------------------------------------   -----------  -----------  -----------  -----------
Our net transaction fees from U.S. equities
  (thousands)(4)                                             $130,121     $214,578     $437,106     $783,475

Our net transaction fees from non-U.S. equities
  (thousands)(4) ......................................       $40,495      $43,662     $119,654     $152,250
Our total net equity transaction fees (thousands)(4)...      $170,616     $258,240     $556,760     $935,725
Our average U.S. net equity transaction fee
  revenue (per share, per side)(5)                            $0.0025      $0.0069      $0.0036      $0.0066

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

(5) Our average U.S. net equity transaction fee revenue is calculated by dividing our net U.S. equity transaction fee revenue for the buy and sell side of each transaction by our total U.S. share volume.

(6) Island's results, subsequent to September 20, 2002, are consolidated with our results for the periods described.

RESULTS OF OPERATIONS

     The following table sets forth our Consolidated Statements of Operations data for the periods presented as a percentage of total revenues:

                                                                  Three Months Ended      Nine Months Ended
                                                                    September 30,              Sept 30,
                                                                 --------------------     ------------------
                                                                 2002        2001        2002         2001
                                                              -----------   ---------   ---------    ---------
REVENUES

Transaction fees.........................................           103.8        97.5      101.0%        96.7%
Interest.................................................             4.2         4.5         4.0          3.3
Investments..............................................            -8.0        -2.0       (5.0)          0.0
                                                                  -------     -------     -------      -------
          Total revenues.................................          100.0%      100.0%       100.0        100.0
EXPENSES
Compensation and benefits................................            25.1        26.5        27.9         28.2
Communications and equipment.............................            10.5        11.6        11.3         10.8
Soft dollar and commission recapture.....................            20.4        16.1        21.1         14.2
Brokerage, clearing and exchange fees....................            16.5        10.4        14.2          9.3
Depreciation and amortization............................             6.6         6.6         6.8          5.2
Professional fees........................................             2.0         2.5         2.1          2.8
Occupancy................................................             4.8         4.5         5.0          3.4
Marketing and business development.......................             1.0         0.3         1.7          1.7
Broker-dealer rebates....................................            15.3         0.0         8.6          0.0
Other....................................................             3.9         4.5         5.4          3.6
Goodwill impairment......................................           217.1         7.1        69.7            -
Restructuring............................................             0.4           -         7.4          2.0
Loss of fixed assets at World Trade Center...............               -         6.1           -          1.7
Insurance recovery of fixed assets lost..................               -       (6.1)           -        (1.7)
                                                                ---------     -------     -------    ---------
          Total expenses.........                                  323.5%       90.2%       181.0         81.1

Income/(loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle...................................         (223.5)         9.8      (81.0)         18.9
Provision for/(benefit from) income taxes................         (15.7)         4.9       (7.5)          8.4
                                                                 --------       -----     -------    ---------
Income/(loss) from continuing operations before
  cumulative effect of change in accounting
  principle..............................................         (207.8)         4.9      (73.5)         10.6
Discontinued operations:
   Loss from operations of fixed income business,
     net of tax..........................................               -       (2.3)       (2.9)        (1.9)
                                                                  -------      ------   ---------    ---------
Income/(loss) before cumulative effect of change
    in accounting principle, net of tax..................          (207.8)        2.6      (76.3)          8.7
Cumulative effect of change in accounting principle .....               -           -       (2.4)            -
                                                                 --------       -----   ---------    ---------
          Net income/(loss)..............................        (207.8)%        2.6%     (78.7)%         8.7%
                                                                 ========       =====    ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

     Overview

     Net income decreased from $8.2 million for the three months ended September 30, 2001 to a net loss of $528.4 million for the comparable period in 2002. Our revenues decreased 20.5% from $319.7 million for the three months ended September 30, 2001 to $254.3 million for the comparable period in 2002, primarily as a result of lower average pricing, which more than offset revenues related to our increased share volumes.

     Expenses increased from $288.3 million for the three months ended September 30, 2001 to $822.7 million for the comparable period in 2002. Our expenses for the three months ended September, 2002 included a goodwill impairment charge of $552.0 million. In addition, our expenses for the three months ended September 30, 2002 and 2001 included restructuring charges of $1.0 million and $22.8 million, respectively, related to our previously announced cost reduction initiatives. Excluding these charges, our expenses increased 1.6% from $265.5 million for the three months ended September 30, 2001 to $269.7 million for the comparable period in 2002.

     Revenues

     Transaction fee revenue decreased 15.3% from $311.7 million for the three months ended September 30, 2001 to $263.9 million for the comparable period in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 33.5% from $260.1 million for the three months ended September 30, 2001 to $173.1 million for the comparable period in 2002. These decreases were primarily due to decreases in our average pricing as a result of our pricing changes. Our average net transaction fee revenue per U.S. share, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 63.8% from $0.0069 for the three months ended September 30, 2002 to $0.0025 for the comparable period in 2002.

         Our trading volumes in Nasdaq-quoted stocks increased 73.0% and our trading volumes in U.S. exchange-listed stocks increased 56.0% for the three months ended September 30, 2002, compared to the comparable period in 2001. Our share of volume in Nasdaq-quoted stocks increased from 13.5% for the three months ended September 30, 2001 to 20.5% for the comparable period in 2002. Our share of volume in U.S. exchange-listed stocks remained steady at 3.0% for the three months ended September 30, 2001 and 2002. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day increased 71.5% from 366,102 for the three months ended September 30, 2001 to 627,578 for the comparable period in 2002.

         Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 0.4% from $51.6 million for the three months ended September 30, 2001 to $51.8 million for the comparable period in 2002, primarily due to increased use of our commission recapture services provided by our Lynch, Jones and Ryan subsidiary. Partly offsetting this increase was a decrease in our soft dollar revenues due to decreased use of this service.

         Our net transaction fee revenue earned from U.S. equity transactions, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 39.4% from $214.6 million for the three months ended September 30, 2001 to $130.1 million for the comparable period in 2002, due to the decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reduction we initiated for this group in March 2002. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 7.3% from $43.7 million for the three months ended September 30, 2001 to $40.5 million for the comparable period in 2002. This amount represented 16.9% of our total net equity transaction fee revenue for the three months ended September 30, 2001, and 23.7% for the comparable period in 2002. This increase was primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.

     Interest revenue decreased 24.9% from $14.3 million for the three months ended September 30, 2001 to $10.7 million for the comparable period in 2002. This decrease was primarily due to lower revenues from our securities lending activities due to lower interest rates.

     Losses in our investment income increased from a loss of $6.3 million for the three months ended September 30, 2001 to a loss of $20.3 million for the comparable period in 2002. This decrease was primarily due to write-downs in our investments of $18.4 million, in particular Archipelago Holdings LLC. In addition, we recognized an unrealized loss of $1.1 million on shares we own in certain non-U.S. stock exchanges.

     Expenses

     Compensation and benefits expense decreased 24.8% from $84.8 million for the three months ended September 30, 2001 to $63.8 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,044 employees as of September 30, 2001 to 1,551 employees (excluding 172 employees from Island) as of September 30, 2002. In addition, employees have also been given incentives through the issuance of stock options. The Company's policy is not to reflect an expense for stock options granted to employees.

     Communications and equipment expense decreased 27.9% from $36.9 million for the three months ended September 30, 2001 to $26.6 million for the comparable period in 2002. This decrease was due in large part to lower core communications costs which decreased 33.7% from $24.0 million for the three months ended September 30, 2001 to $15.9 million for the comparable period in 2002, reflecting the benefit of improved network and systems efficiencies. We also experienced lower office communications costs, which decreased 40.0% from $3.5 million in the three months ended September 30, 2001 to $2.1 million for the comparable period in 2002, primarily due to consolidation of our office space. Our equipment and software costs for upgrading our existing systems and other enhancements, also decreased 15.0% from $7.0 million for the three months ended September 30, 2001 to $6.0 million for the comparable period in 2002.

     Soft dollar and commission recapture expense increased 0.4% from $51.6 million for the three months ended September 30, 2001 to $51.8 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary, offset by a decrease in our soft dollar costs.

     Brokerage, clearing and exchange fees increased 26.4% from $33.3 million for the three months ended September 30, 2001 to $42.1 million for the comparable period in 2002. This increase primarily resulted from an increase in our brokerage and exchange fees as a result of increased transaction and share volumes primarily in the U.S., offset by a reduction in our U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression.

     Depreciation and amortization expense decreased 21.2% from $21.2 million for the three months ended September 30, 2001 to $16.7 million for the comparable period in 2002. This decrease was primarily due to lower levels of capital spending as part of our cost reduction initiatives. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS 142 on January 1, 2002. Offsetting this decrease in goodwill amortization was amortization related to our intangible asset, which we acquired in connection with our acquisitions of ProTrader and Island.

     Professional fees decreased 36.8% from $8.1 million for the three months ended September 30, 2001 to $5.1 million for the comparable period in 2002. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses.

     Occupancy expense decreased 15.3% from $14.4 million for the three months ended September 30, 2001 to $12.2 million for the comparable period in 2002 primarily due to decreased overall rent expense as a result of our consolidation of office space, primarily in the New York metropolitan area, as a result of our cost reduction initiatives.

     Marketing and business development increased from $0.8 million for the three months ended September 30, 2001 to $2.5 million for the comparable period in 2002. This increase was largely due to an unusual and significant decrease in these types of expenses in 2001 as part of our cost reduction initiatives.

     Broker-dealer rebates were $39.0 million for the three months ended September 30, 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates to broker-dealers who provide liquidity, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount of broker-dealer rebate expenses for liquidity providers.

      Other expenses decreased 30.8% from $14.3 million for the three months ended September 30, 2001 to $9.9 million for the comparable period in 2002. This decrease was primarily due to a one-time refund of value added taxes previously paid to certain non-U.S. tax authorities, a decrease in expenses related to our securities lending activities due to decreasing interest rates, and decreased travel costs related to our cost reduction initiatives. Partly offsetting these decreases were increases in our provision for bad debts and payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us.

      Provision for Income Taxes

     Our tax provision on our income/(loss) from continuing operations decreased from a charge of $15.7 million for the three months ended September 30, 2001 to a benefit of $40.0 million for the comparable period in 2002 as a result of our loss from continuing operations before income taxes and discontinued operations. Our effective income tax rate decreased from 50.1% for the three months ended September 30, 2001 to 7.0% for the comparable period in 2002. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, and restructuring charges and operating losses in tax jurisdictions where utilization of tax losses is doubtful.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

         Overview

         Net income decreased from $99.0 million for the nine months ended September 30, 2001 to a net loss of $623.0 million for the comparable period in 2002. Our revenues decreased 30.7% from $1.1 billion for the nine months ended September 30, 2001 to $792.1 million for the comparable period in 2002, primarily as a result of lower average pricing, which more than offset revenues related to our increased share volumes.

         Expenses increased 54.8% from $926.2 million for the nine months ended September 30, 2001 to $1.4 billion for the comparable period in 2002. Our expenses for the nine months ended September 30, 2002 included a goodwill impairment charge of $552.0 million. In addition, our expenses included restructuring charges of $58.4 million and $22.8 million for the nine months ended September 30, 2002 and 2001, respectively, related to our cost reduction initiatives. Excluding these charges, our expenses decreased 8.9% from $903.3 million for the nine months ended September 30, 2001 to $823.3 million for the comparable period in 2002. We incurred costs of $4.7 million for the nine months ended September, 2001 related to closing our retail brokerage initiative in December 2000, comprised primarily of a $4.0 million restructuring charge.

     Revenues

     Transaction fee revenue decreased 27.6% from $1.1 billion for the nine months ended September 30, 2001 to $799.7 million for the comparable period in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 40.1% from $943.2 million for the nine months ended September 30, 2001 to $564.8 million for the comparable period in 2002. These decreases were primarily due to a decline in average pricing as a result of our pricing changes. Our average net transaction fee revenue per U.S. share, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 45.5% from $0.0066 for the nine months ended September 30, 2001 to $0.0036 for the comparable period in 2002.

         Our trading volumes in Nasdaq-quoted stocks decreased 2.2% and our trading volumes in U.S. exchange-listed stocks increased 29.3% for the nine months ended September 30, 2002, compared to the comparable period in 2001. Our share of volume in Nasdaq-quoted stocks increased from 14.7% for the nine months ended September 30, 2001 to 15.1% for the comparable period in 2002, and our share of volume in U.S. exchange-listed stocks remained steady at 3.0% for the nine months ended September 30, 2001 and 2002, respectively. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day decreased from 432,717 for the nine months ended September 30, 2001 to 478,883 for the comparable period in 2002.

         Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 3.3% from $161.9 million for the nine months ended September 30, 2001 to $167.2 million for the comparable period in 2002, primarily due to increased use of our commission recapture services provided by our Lynch, Jones and Ryan subsidiary, partly offset by a decrease in our soft dollar revenues due to decreased use of this service.

         Our net transaction fee revenue earned from U.S. equity transactions, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 44.2% from $783.5 million for the nine months ended September 30, 2001 to $437.1 million for the comparable period in 2002 due to the decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reductions we initiated for this group in March 2002. Our net transaction fee revenue earned from non-U.S. equities, which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 21.4% from $152.3 million for the nine months ended September 30, 2001 to $119.7 million for the comparable period in 2002. This amount represented 16.3% of our total net equity transaction fee revenue for the nine months ended September 30, 2001, and 21.5% for the comparable period in 2002. This increase was primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.

     Interest revenue decreased 16.3% from $37.7 million for the nine months ended September 30, 2001 to $31.6 million for the comparable period in 2002. This decrease was primarily due to a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services, as well as a decrease in our interest bearing cash and cash equivalents.

     Losses in our investments increased from a loss of $0.4 million for the nine months ended September 30, 2001 to a loss of $39.2 million for the comparable period in 2002. This increase was primarily due to write-downs in our investments of $35.7 million, in particular, Archipelago Holdings LLC, WR Hambrecht + Co and TP Group LDC. In addition, we recognized an unrealized loss of $2.3 million on shares we own in certain non-U.S. stock exchanges and $1.3 million on our securities owned.

     Expenses

     Compensation and benefits expense decreased 31.4% from $322.4 million for the nine months ended September 30, 2001 to $221.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our headcount decreased from 2,044 employees as of September 30, 2001 to 1,551 employees (excluding 172 employees from Island) as of September 30, 2002. In addition, employees have also been given incentives through the issuance of stock options. The Company's policy is not to reflect an expense for stock options granted to employees.

     Communications and equipment expense decreased 27.6% from $123.1 million for the nine months ended September 30, 2001 to $89.1 million for the comparable period in 2002. This decrease was due in large part to lower costs related to our core communications costs, which decreased 32.3% from $68.3 million for the nine months ended September 30, 2001 to $46.2 million for the comparable period in 2002, reflecting the benefit of improved network and systems efficiencies. Our equipment and software costs for upgrading our existing systems and other enhancements decreased 24.0% from $28.6 million for the nine months ended September 30, 2001 to $21.7 million for the comparable period in 2002. Our exchange data access charges also decreased 29.5% from $15.9 million for the nine months ended September 30, 2001 to $11.2 million, primarily due to the sale of our Research and Analytics product to Reuters in September 2001.

     Soft dollar and commission recapture expense increased 3.3% from $161.9 million for the nine months ended September 30, 2001 to $167.2 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary, offset by a decrease in our soft dollar costs due to lower volumes.

     Brokerage, clearing and exchange fees increased 6.3% from $105.9 million for the nine months ended September 30, 2001 to $112.5 million for the comparable period in 2002. This increase was due to higher brokerage and exchange fees as a result of our new order routing technology, which allows us to route trades to other ECNs, who in turn, charge us fees, as well as fees charged to our ProTrader subsidiary. Partly offsetting these increases were a reduction in our U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression, and a reduction in our non-U.S. clearing charges.

     Depreciation and amortization expense decreased 9.6% from $59.5 million for the nine months ended September 30, 2001 to $53.8 million for the comparable period in 2002. This decrease was primarily due a reduction in depreciation of our capitalizable assets, which decreased as part of our cost reduction initiatives. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS 142 on January 1, 2002. Offsetting this decrease in goodwill amortization was amortization related to our intangible asset, which we acquired in connection with our acquisition of ProTrader.

     Professional fees decreased 47.8% from $32.1 million for the nine months ended September 30, 2001 to $16.8 million for the comparable period in 2002. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses.

     Occupancy expense increased 2.7% from $38.3 million for the nine months ended September 30, 2001 to $39.4 million for the comparable period in 2002 primarily due to increased property insurance costs and increased maintenance and one time costs associated with our move to new corporate headquarters in New York, offset by a decrease in rent related to consolidation of our office space in the New York metropolitan area.

     Marketing and business development decreased 31.3% from $19.4 million for the nine months ended September 30, 2001 to $13.3 million for the comparable period in 2002. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives, offset by one-time costs related to previous commitments.

     Broker-dealer rebates were $67.8 million for the nine months ended September 30 30, 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates to broker-dealers who provide liquidity, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount of broker-dealer rebate expenses for liquidity providers.

     Other expenses increased 4.0% from $40.8 million for the nine months ended September 30, 2001 to $42.4 million for the comparable period in 2002. This increase was primarily due to an increase in our provision for bad debts, payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us, and interest costs related to our securities lending and other clearing activities. Partly offsetting these increases were decreases in our travel expenses as part of our cost reduction initiatives, a one-time refund of value added tax previously paid to certain non-U.S. tax authorities and interest expense related to a loan Reuters provided to us to fund our acquisition of Lynch Jones & Ryan in February 2000. This loan was repaid in June 2001.

      Provision for Income Taxes

     Our tax provision on income/(loss) from continuing operations decreased from a charge of $95.5 million for the nine months ended September 30, 2001 to a benefit of $59.8 million for the comparable period in 2002 as a result of our loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle. Our effective income tax rate decreased from 44.2% for the nine months ended September 30, 2001 to 9.3% for the comparable period in 2002. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, and restructuring charges and operating losses in tax jurisdictions where utilization of tax losses is doubtful.

         Cumulative Effect of Change in Accounting Principle.

         The cumulative effect of a change in accounting principle related to goodwill, net of tax, was $18.6 million for the nine months ended September 30, 2002. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. Upon adoption of SFAS 142, we incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 related to our acquisition of Montag, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our ProTrader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

    Liquidity and Capital Resources

         We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. The net proceeds from our initial public offering are also a source of funding for us. We currently anticipate that the remaining net proceeds from our initial public offering, together with our cash resources and credit facilities, will be more than sufficient to meet our anticipated working capital, capital expenditures, regulatory capital requirements, dividend payments as well as other anticipated requirements for at least the next twelve months. To the extent that we further develop our correspondent clearing operations, we may need to obtain additional financing.

         In connection with our merger with Island, we declared a $1.00 per share cash dividend to our stockholders of record as of September 19, 2002, which represents a distribution in the aggregate of $248.7 million. We paid this dividend on October 3, 2002 from remaining proceeds from our initial public offering. Prior to our reorganization in September 2000, in order to fund our international operations, we paid dividends to Reuters, which then made capital contributions to those companies.

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

         Cash and cash equivalents, together with assets readily convertible into cash, accounted for 65.8% of our assets as of September 30, 2002 and December 31, 2001. Cash and cash equivalents decreased to $600.8 million as of September 30, 2002 from $703.7 million as of December 31, 2001 primarily due to cash used in our operating activities and cash used in our investing activities. Cash used in our operating activities is primarily driven by changes in our commissions receivable, receivable from and payable to broker-dealers, securities borrowed and loaned and receivable from and payable to customers. Changes in these balances can lead to large fluctuations in our cash flows from operating activities and assets and liabilities from period to period and within periods.

         Capital expenditures for the nine months ended September 30, 2002 and the year ended December 31, 2001 related to the purchase of data processing and communications equipment and leasehold improvements. Capital expenditures and investments in new technology were financed primarily through our operations. Additionally, we made cash payments in excess of net assets acquired of $5.3 million in January 2002, which completed our acquisition of ProTrader. Acquisitions are generally funded from the proceeds from our initial public offering and cash generated by our operations. We also repurchased $1.4 million of our common stock to satisfy future conversions of restricted stock units into common stock under our Restricted Stock Unit plan. Our aggregate minimum lease commitments are approximately $8.6 million for the remainder of 2002, $29.9 million in 2003, $24.3 million in 2004, $20.5 million in 2005, and $19.2 million in 2006. Our aggregate minimum lease commitments after 2006 are $206.6 million and relate primarily to our 20 year lease for our headquarters in New York. We anticipate that we will meet our remaining 2002 capital expenditure needs out of operating cash flows.

         As of September 30, 2002, we had access to $201 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of September 30, 2002, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of September 30, 2002, we had access to $616.3 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of September 30, 2002, there was $43.8 million outstanding under these credit lines.

         Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2002, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each our customer transactions in U.S securities executed through our subsidiary Instinet Corporation (but not the Island ECN, which clears its securities transactions through another broker-dealer), had net capital of $149.4 million, which was $145.4 million in excess of its required net capital of $4.0 million.

         In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of September 30, 2002, these funds amounted to $303.2 million.

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

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. At this time, management is reviewing the potential impact, if any, that adoption of this statement may have on our financial condition and results of operations.

         SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002 and is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution. At this time, management is reviewing the potential impact, if any, that adoption of this statement may have on our financial condition and results of operations.

         Critical Accounting Policies and Estimates

         Our accounting policies related to our strategic alliances and long term investments ("investments") and goodwill are the most critical accounting policies that requires us to make estimates and use judgements that could affect our results.

         Investments

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

         Goodwill

         SFAS 142 requires that management perform a detailed review of the carrying value of the Company's tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company's assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgement and information available to it at the time to perform this review, as well as use the services of an expert valuation specialist. Because management's assumptions and estimates are used in the valuation, actual results may differ.

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

INTEREST RATE RISK

         We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio consisting mainly of U.S. government, U.S. agency and municipal bonds, euro-denominated, Canadian and Japanese government bonds, and corporate bonds. Our portfolio has an average maturity of less than two years. The aggregate fair market value of this portfolio was $263.8 million and $206.8 million as of September 30, 2002 and December 31, 2001, respectively. These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of September 30, 2002 and December 31, 2001, the fair value of the portfolio would have declined by $2.1 million. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

         In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $600.8 million and $703.7 million as of September 30, 2002 and December 31, 2001, respectively. We also had short-term borrowings of $43.8 million and $69.3 million as of September 30, 2002 and December 31, 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the equivalent local rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

         The following is a breakdown of the currency denominations of our securities owned (in millions):

                                                                         September 30,      December 31,
         Currency                                                            2002               2001
         --------                                                      ------------       -------------
         British pound                                                       $ 38.3             $ 12.1
         Euros                                                                 20.7               20.9
         Japanese yen                                                           8.4                7.6
         Canadian dollar                                                        6.4                5.7
         Hong Kong dollar                                                       1.0                1.2
                                                                         ------------      -------------
              Total                                                           $74.9              $47.5

         Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $ 6.8 million and $4.3 million as of September 30, 2002 and December 31, 2001, respectively.

         A portion of our revenues and expenses are denominated in non-U.S. dollar currencies. Approximately 16.2% of our revenues and 5.9% of our expenses as of September 30, 2002, and 24.2% of our revenues and 20.4% of our expenses as of December 31, 2001 were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in pre-tax income resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $0.8 million and $7.6 million as of September 30, 2002 and December 31, 2001, respectively.

EQUITY PRICE RISK

         As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.7 million and $5.6 million as of September 30, 2002 and December 31, 2001, respectively.

CREDIT RISK ON UNSETTLED TRADES

         We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. Over the last three years, our loss from transactions in which a party refused or was unable to settle and other credit losses have not been material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

         There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore no corrective actions were taken.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 15, 2002, The Island ECN received a subpoena from the SEC for information regarding trading and market rebate practices with respect to some of Island's market data revenue rebate programs, in connection with an investigation by the SEC of customer trading practices in some exchange-traded funds. In addition, on September 9, 2002, The Island ECN received a subpoena from the SEC for information regarding Island's subscriber policies, including pricing, in connection with an investigation by the SEC of possible violations of Regulation ATS by certain ECNs. We cannot predict their outcomes.

         For a discussion of our legal and administrative proceedings, see also "Legal Proceedings" in our Annual Report on Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds

Changes in Securities

         In connection with the acquisition of Island, on September 3, 2002, we entered into an amendment to the Rights Agreement, dated as of May 15, 2001, with Mellon Investor Services LLC, as Rights Agent and, in addition, on September 20, 2002, we filed with the Secretary of State of Delaware an amended and restated certificate of incorporation. Effective September 20, 2002, we also adopted amended and restated bylaws in connection with the acquisition of Island.

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

         We used $100 million of the proceeds for our acquisition of ProTrader. In addition, on October 3, 2002, we used $248.7 million of the proceeds to pay a $1.00 per share cash dividend to our stockholders of record as of September 19, 2002, of which $206.9 million was distributed to the Company's Parent, in connection with the acquisition of Island.

         We intend to use the remaining proceeds for working capital and general corporate purposes. Pending use, we have invested the remaining proceeds in high grade corporate and municipal bonds, U.S. treasuries, and interest-bearing money market investments.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 7, 2002, subsidiaries of Reuters Group PLC holding approximately 83% of our outstanding common shares approved by written consent the issuance of our common shares for the acquisition of Island and the adoption of the amendment to our certificate of incorporation. As a result, no vote by our stockholders was taken because these actions were already approved by the written consent of the holders of a majority of the outstanding shares of Instinet as allowed by Section 228 of the Delaware General Corporation Law. For further information on this stockholder vote, see our Proxy/Information Statement-Prospectus dated August 8, 2002.

Item 5.  Other Information

Stockholder Proposals

     Any of our stockholders (other than Reuters) who wish to have a stockholder proposal included in our proxy statement for the 2003 Annual Meeting of Stockholders must submit the proposal in writing to the Corporate Secretary, Legal Department, Instinet Group Incorporated, 3 Times Square, New York, NY 10036, for receipt by December 18, 2002. A stockholder who wishes to introduce a proposal to be voted on at our 2003 Annual Meeting of Stockholders must send advance written notice to the Corporate Secretary for receipt no earlier than February 3, 2003 and no later than March 3, 2003, and must provide the information specified in our bylaws. For further information on the information to be included in these notices, see our Definitive Proxy Statement on Schedule 14A dated April 17, 2002. Our 2003 Annual Meeting of Stockholders will be held on May 14, 2003. Our stockholders of record on March 20, 2003 may attend and vote at our 2003 Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit
Number         Description
---------      ------------------------------------------------------------
    2.7                Agreement and Plan of Merger, dated as of June 9, 2002, among Instinet Group
                       Incorporated, Instinet Merger Corporation and Island Holding Company, Inc.
                       (Incorporated by reference to Exhibit 2.1 to the Registrant's Form S-4
                       (Registration No. 333-97071))

     3.1                Amended and Restated Certificate of Incorporation of Instinet Group Incorporated
                       (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K
                       as filed with the Commission on September 23, 2002)

    3.2                Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 23, 2002)

    4.1                Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration No. 333-55190))

    4.2                Rights Agreement between Instinet Group Incorporated and Mellon Investor
                       Services LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                       2001).

    4.3                Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon
                       Investor Services LLC, as Rights Agent, dated as of September 3, 2002
                       (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002)

    4.4                Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated by reference to Exhibit
                       10.1 to the Registrant's Form S-4 (Registration No. 333-97071)

    10.1*              Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group
                       Incorporated, and Mellon Investor Services LLC.

    10.2*              Registration Rights Agreement, dated as of September 20, 2002, by and among Instinet
                       Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA,
                       the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities,
                       the TA Entities, the Finanzas Entities, the Advent Entities, Ameritrade Holding
                       Corporation and Edward Nicoll.

    10.3               Ameritrade Option Exercise Agreement between Instinet Group Incorporated,
                       Datek Online Holdings Corporation and Ameritrade Holding Corporation dated as of October 18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-3 (Registration No. 333-100670))

    10.4*              Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier
                       Villeneuve, dated September 16, 2002.

    10.5*              Employment Agreement between Instinet Group Incorporated and Edward Nicoll, dated
                       September 20, 2002.

    10.6*              Agreement between Instinet Group Incorporated and Peter Finichel, dated October 7, 2002.


    10.7               Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between
                       Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on October 16,
                       2002)

    10.8               Newport Content Services Agreement, dated as of September 19, 2002, between Instinet
                       Group Incorporated and Reuters Limited. (Incorporated by reference to Exhibit 10.2 to the
                       Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002)

    10.9               Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group
                       Incorporated and Reuters Limited. (Incorporated by reference to Exhibit 10.3 to the
                       Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002)


*    Filed herewith.


      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 8, 2002:

Date of Report     Item Number         Financial Statements Required to be Filed
---------------    ------------------  -----------------------------------------
July 23, 2002          Items 5 & 7               No
August 13, 2002        Items 7 & 9               No
August 26, 2002        Items 5 & 7               No
September 12, 2002     Items 5 & 7               No
September 13, 2002     Items 5 & 7               No
September 23, 2002     Items 2, 5 & 7            No
October 3, 2002        Items 5 & 7               No
October 16, 2002       Items 5 & 7               No
October 22 2002        Items 5 & 7               No
November 1, 2002       Items 5 & 7               No
November 4, 2002       Items 5 & 7               No

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002


                                        INSTINET GROUP INCORPORATED

                                        By: /s/ John Fay

                                        ---------------------------
                                        Name: John Fay
                                        Title: Chief Financial Officer

                       (Duly Authorized Officer and Principal Financial Officer)

                                       By: /s/ Michael Clancy

                                        ---------------------------
                                        Name: Michael J. Clancy
                                        Title: Senior Vice President and
                                               Chief Accounting Officer

                                 CERTIFICATIONS

I, Edward J. Nicoll, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Instinet Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        By:  /s/ Edward J. Nicoll
                                             -----------------------------------
                                             Name:  Edward J. Nicoll
                                             Title:    Chief Executive Officer

I, John Fay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Instinet Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        By:  /s/ John Fay
                                             -----------------------------------
                                             Name:  John Fay
                                             Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
---------      ------------------------------------------------------------
      2.7      Agreement and Plan of Merger, dated as of June 9, 2002, among Instinet Group
               Incorporated, Instinet Merger Corporation and Island Holding Company, Inc.
               (Incorporated by reference to Exhibit 2.1 to the Registrant's Form S-4
               (Registration No. 333-97071))

      3.1      Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (
               Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on
               Form 8-K as filed with the Commission on September 23, 2002)

      3.2      Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated
               by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K as
               filed with the Commission on September 23, 2002)

      4.1      Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration No. 333-55190))

      4.2      Rights Agreement between Instinet Group Incorporated and Mellon Investor
               Services LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
               2001).

     4 .3      Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon
               Investor Services LLC, as Rights Agent, dated as of September 3, 2002
               (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002)

      4.4      Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated by reference to Exhibit
               10.1 to the Registrant's Form S-4 (Registration No. 333-97071)

     10.1*     Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group
               Incorporated, and Mellon Investor Services LLC.

     10.2*     Registration Rights Agreement, dated as of September 20, 2002, by and among
               Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings
               Switzerland SA, the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas Entities, the Advent Entities,
               Ameritrade Holding Corporation and Edward Nicoll.

     10.3      Ameritrade Option Exercise Agreement between Instinet Group Incorporated, Datek
               Online Holdings Corporation and Ameritrade Holding Corporation dated as of October
               18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-3
               (Registration No. 333-100670))

    10.4*      Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier
               Villeneuve, dated September 16, 2002.

    10.5*      Employment Agreement between Instinet Group Incorporated and Edward Nicoll, dated
               September 20, 2002.

    10.6*      Agreement between Instinet Group Incorporated and Peter Finichel, dated October 7, 2002.

     10.7      Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between
               Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on October 16,
               2002)

     10.8      Newport Content Services Agreement, dated as of September 19, 2002, between Instinet
               Group Incorporated and Reuters Limited. (Incorporated by reference to Exhibit 10.2 to the
               Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002)

     10.9      Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group
               Incorporated and Reuters Limited. (Incorporated by reference to Exhibit 10.3 to the
               Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002)

*    Filed herewith.