Form 10-K
period 2002-12-31
INSTINET GROUP INC
filed 2003-03-28
CIK 1132327

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NUMBER 000-32717

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [X] Yes     [ ] No

     As of June 30, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $259,002,123, based upon the Nasdaq National Market closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

     Portions of the Instinet Group Incorporated Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

     The number of shares of Common Stock outstanding as of March 20, 2003 was 330,716,108 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INSTINET GROUP INCORPORATED

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     2
          Certain Factors that May Affect Our Business................
Item 2.   Properties..................................................    48
Item 3.   Legal Proceedings...........................................    48
Item 4.   Submission of Matters to a Vote of Security Holders.........    49
PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................    50
Item 6.   Selected Financial Data.....................................    52
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    54
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    79
Item 8.   Financial Statements and Supplementary Data.................    82
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   116
PART III
Item 10.  Directors and Executive Officers of the Company.............   116
Item 11.  Executive Compensation......................................   116
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   116
Item 13.  Certain Relationships and Related Transactions..............   116
Item 14.  Controls and Procedures.....................................   116
PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   117
Signatures............................................................  II-1
Certifications........................................................  II-3
Exhibit Index.........................................................

     Unless otherwise indicated or the context otherwise requires, references to the "company," "we," "us," and "our" mean Instinet Group Incorporated and its subsidiaries.

     We have made forward-looking statements in this Annual Report on Form 10-K for 2002, including in the sections entitled Business, Certain Factors that May Affect Our Business, Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words believes, expects, anticipates, intends, plans, estimates, may or might or other similar expressions.

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

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions for more than 30 years. Our services enable buyers and sellers worldwide to trade securities directly and anonymously with each other, gain price improvement for their trades, manage their orders and lower their overall trading costs. Through our electronic platforms, our customers also can access over 40 securities markets throughout the world, including Nasdaq, the NYSE, and stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds, as well as market professionals, including broker-dealers.

     We have been operating in an increasingly challenging business, economic and regulatory environment. During the past three years, the major U.S. market indices have experienced a severe decline and significant volatility. The weak and uncertain economic climate, increased unemployment rates, reduced capital raising, decreased market capitalization,ongoing geopolitical and global conflicts, coupled with the current corporate governance and accounting issues, have contributed to a decreased pace of global economic growth. This has resulted in significantly lower equity prices, decreased corporate activity, increased market volatility, decreased trading volumes and a generally more difficult business environment. In addition, intense price competition from other liquidity providers and trading venues, together with recent SEC regulations and interpretive initiatives, have prompted us to reduce our prices significantly, which has resulted in decreased revenues and losses from operations. As a result, our revenues decreased from $1.4 billion in 2001 to $1.1 billion. We had a net loss of $735.2 million in 2002, primarily due to a $552.0 million charge for goodwill impairment, a restructuring charge and a writedown in our investments. In the past, we have implemented various cost reduction plans and in December 2002, we began implementing a cost reduction plan that targets a further reduction in operating costs of $100 million, on an annualized basis, by the end of 2003.

     During the first two months of 2003, the U.S. markets continued to weaken and trading volumes continued to decline. The average daily trading volumes in Nasdaq-quoted and U.S. exchange-listed stocks decreased 8% from 3.6 billion shares in the fourth quarter of 2002 to 3.3 billion shares during the first two months of 2003. Our average daily trading volumes have also decreased. Our average daily trading volumes in Nasdaq-quoted and U.S. exchange-listed stocks have decreased 13% from 575 million shares in the fourth quarter of 2002 to 504 million shares during the first two months of 2003. This decrease in trading volumes has had a negative effect on our transaction fee revenue. In addition, in March 2003 we announced a reduction of 12% in our global staffing levels resulting from attrition and the elimination of positions. We expect that these staff reductions will result in an estimated $20 million reduction in our operating costs, on an annualized basis, by the end of 2003. This staff reduction is part of our continued focus on cost reduction and is in addition to the $100 million cost reduction target previously announced.

     On September 20, 2002, we completed our acquisition of Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace. We now operate two of the largest alternative trading systems (ATSs) trading Nasdaq-quoted stocks. In 2002, the Instinet ATS alone accounted for approximately 15% of the total trading volume in the Nasdaq market. Following the merger, in the fourth quarter of 2002, our two ATSs accounted for approximately 30% of the total trading volume in Nasdaq-quoted stocks. Like our Instinet ATS, the Island ATS has assembled a large liquidity pool of orders to buy and sell securities, which orders are published in its marketplace. Island's proprietary technology enables it to offer low cost, rapid and reliable order display and matching services to its customers.

     Our global electronic agency securities brokerage business centers almost exclusively on serving the needs of institutional investors and market professionals, including broker-dealers, in the global markets for equity securities. As of December 31, 2002, we had over 1,300 institutional investor customers and approximately 1,290 broker-dealer customers in the United States. Our Instinet ATS, which also has operations outside the United States, had approximately 890 customers in Europe and Asia as of December 31, 2002 and continues to maintain a global presence. During 2002, our customers used our two ATSs to execute a combined volume of 156.0 million transactions globally (including Island volumes after September 20, 2002), of which 148.4 million transactions were in U.S. equity securities. Those U.S. transactions represented approximately 81.9 billion shares of Nasdaq-quoted stocks and 15.7 billion shares of U.S. exchange-listed stocks. More than 80% of our customers' transactions in U.S. equity securities using the electronic trading systems of our two ATSs are generally executed within our internal liquidity pools. We also offer our customers, through our Instinet ATS, technology (known as smart order-routing technology) that directs their equity securities transactions to access either our Instinet liquidity pool or one of the various markets to which we are connected to obtain better execution. In addition to our core execution services, we offer our customers services that enhance their ability to achieve their trading objectives, including extended hours trading, crossing services, block trading and portfolio trading, as well as global clearing and settlement of trades. We are one of the largest independent providers of research and other brokerage services through soft-dollar or other similar arrangements. We are also one of the largest providers of commission recapture services, which enable pension plan and other fund sponsors to recapture a portion of the gross transaction fees that the fund managers pay us. In addition, we provide correspondent clearing services to several securities brokers in the United States.

     We were founded in 1969 and, although continuously headquartered in New York since then, were a wholly owned subsidiary of Reuters Group PLC from May 1987 until our initial public offering in May 2001. Reuters currently owns approximately 62.6% of our outstanding common stock. We recently opened an office in Jersey City, New Jersey and also currently have offices in London, Frankfurt, Hong Kong, Paris, Tokyo, Toronto and Zurich.

  CORE VALUES

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

     - Equal and Direct Access -- We provide our customers, without regard to their size or volume of trading, with equal and direct access to markets. Direct market access can increase the speed at which trades are executed and level the playing field among market participants. This enhanced market access also allows our customers to have available real-time information on the demand for and supply of one or more securities, a concept commonly referred to as transparency.

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

  ACQUISITIONS AND DIVESTITURES

     In an effort to expand the scope of our business and complement our existing services, in recent years, we have acquired a number of companies. In addition to our acquisition of Island in September 2002, we acquired

Harborview LLC, a NYSE floor brokerage firm, in January 2003. In October 2001, we acquired ProTrader, a provider of advanced trading technologies and electronic brokerage services, and in February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers.

     On May 3, 2002, we closed our fixed income business, which we began developing in 1998 and started trading in the spring of 2000, and also closed Montag Popper & Partner GmbH, a German fixed income broker-dealer, that we acquired in October 1999 as part of the development of our global fixed income business. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, however, our fixed income business was unable to reach a critical mass.

     We believe our acquisition of Island will result in better execution opportunities for our customers, a stronger technology and trading platform, an alternative to other offerings, cost savings and a stronger management team, which will ultimately bring together our complementary capabilities in the global equity markets and create a company better able to serve our customers' needs. We continue to develop and have begun to implement a plan to maximize our current operational and organizational functions by integrating Island into our business, increasing efficiencies and reducing costs. Our current target is to achieve savings of approximately $100 million of operating costs, on an annualized basis, by the end of 2003 through our integration efforts. We expect these savings to result from, among other things, the consolidation of our clearing operations, headcount reductions, consolidation of office space and maximizing infrastructure efficiencies. We will also focus on integrating our personnel, facilities, and key technologies. In the fourth quarter of 2002, we reduced our workforce by approximately 250 employees both in the U.S. and our international operations and consolidated our office space within the New York City area. In January 2003, we also completed the conversion of Island's trading activity from I-Clearing Corp. to Instinet Clearing Services, Inc. We continue to develop our plan and evaluate our integration goals and the time parameters necessary to achieve these goals.

INDUSTRY BACKGROUND

  EQUITY TRADING VOLUME

     Over the past five years, the major U.S. market indices have experienced substantial growth followed by a severe decline and significant volatility. For example, the Dow Jones Industrial Average increased from 7,965 in January 1998, reached a peak of 11,723 in January 2000, dropped to a low of 7,286 in October 2002 and increased to 8,342 by the end of December 2002. The Nasdaq Composite experienced similar volatility increasing from 1,574 in January 1998 to a peak of 5,133 in March 2000, then experienced a severe decline to 1,336 by the end of December 2002.

     This trend comes after a period of tremendous growth in the global equity markets. This historical growth resulted from a number of factors, including strong economic conditions and increased issuances of equity securities and record high returns, particularly in the U.S. equity markets. A trend towards more self-directed individual investing and public interest in investing in equity securities also contributed to this growth. In addition, technological innovation, including increased reliance on the Internet and electronic brokers, reduced transaction costs and further stimulated trading activity. In non-U.S. markets, increased availability of market information, a growing trend toward public (rather than governmental) ownership of companies in Europe and Asia, greater access to equity investing and advances in trading technology contributed to increased trading volumes.

     Since 2002, the trend of growth in some U.S. markets has slowed, while other markets have experienced no growth or downward trends. In 2002, Nasdaq market volumes decreased slightly but had significant declines during the first quarter of 2003. However, since 2002, the U.S. exchanges have maintained moderate growth. For example, the average daily trading volume in the Nasdaq market increased from 1.8 billion shares to 1.9 billion shares from 2000 to 2001 but decreased to 1.8 billion shares in 2002. As of the end of February 2003, the average daily trading volume in the Nasdaq market decreased further to 1.3 billion shares. On U.S. exchanges, there was continued modest growth over this period with average daily trading volumes of

1.2 billion shares, 1.5 billion shares and 1.8 billion shares for 2000, 2001 and 2002, respectively. As of the end of February 2003, the average daily trading volume on U.S. exchanges remained at 1.8 billion shares. A number of factors have produced these recent trends, including a weakened and uncertain economic climate; increased unemployment rates; reduced capital-raising activities; decreased market capitalization; ongoing geopolitical and global conflicts; and current corporate governance and accounting issues, which have generally resulted in a decline in public confidence in the securities markets.

     Similar to the U.S. markets, non-U.S. markets have also experienced considerable volatility and a significant decline in stock prices since 2001. However, during this period, non-U.S. markets have maintained moderate growth in volumes. A number of factors have contributed to these trends, including a weakened and uncertain economic climate, reduced capital raising activities and an uncertain global political climate.

  U.S. MARKET STRUCTURE

     Until 1969, when Instinet was founded, stock markets operated primarily in a physical environment -- on a trading floor -- through an auction conducted by open outcry. The NYSE continues to operate an auction system on a physical trading floor, with orders for each listed stock being routed on the floor of the exchange, either electronically or physically, to a designated dealer, known as a specialist. In 1971, the Nasdaq system, a new electronic marketplace without a physical trading floor, was introduced as an outgrowth of the traditional and inefficient telephone-based over-the-counter market. Nasdaq dealers, known as market makers, are linked together via a screen-based electronic communications system, known as the Nasdaq quote montage.

     While both of these trading markets have accommodated historical trading patterns and volumes, they have substantial shortcomings, the most significant of which is limited access. Neither market enables buyers and sellers to deal directly with each other. Instead, trading is conducted indirectly through intermediaries -- the specialists, in the case of the NYSE, and the market makers, in the case of Nasdaq. Access to these intermediaries is further restricted. For example, in the case of the NYSE, only a member owning a "seat" on the exchange (or a brokerage firm to which that member has granted the use of this seat) may trade with or through a specialist. Until 1997, when the SEC order handling rules became effective, only market makers had access to the Nasdaq quote montage. In some cases, investors access a NYSE member firm or Nasdaq market maker through the intervention of yet another securities brokerage firm. Indirect access reduces the speed with which a desired trade is executed. In some cases, this delay may prevent an investor from trading at the last published price of which the investor had knowledge when placing an order for the trade. In addition, an investor with indirect access often has more limited pricing information than others with direct access (such as market makers or specialists).

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

     Regulatory and technological developments over the past five years have led to gradual increases in competition for trading shares that are listed on an exchange or quoted on Nasdaq. To fulfill its statutory mandate to foster this competition while integrating the trading of stocks on different venues into the National Market System (referred to as the NMS), the SEC has required the national securities exchanges and associations (referred to as self-regulatory organizations, or SROs) trading those stocks to jointly operate and participate in NMS systems for the consolidation, dissemination and sale of market data in U.S. exchange-listed stocks (the Consolidated Tape Association and Consolidated Quotation System) and Nasdaq-quoted stocks (the Nasdaq -- UTP Plan), as well as an intermarket order routing system for U.S. exchange-listed securities (the Intermarket Trading System, or ITS).

     For exchange-listed stocks, the so-called third market -- the trading of exchange-listed stocks by non-exchange members without recourse to the exchange trading floor-has emerged. In addition, regional exchanges, such as the Cincinnati Stock Exchange and Pacific Exchange have grown in relative importance.

     For Nasdaq-quoted stocks, in 1997, the SEC's order handling rules for market makers and exchange specialists took effect. These rules provided a specified role for ECNs, or electronic systems that widely disseminate orders entered into them by a market maker or specialist to third parties and permit execution of those orders against each other. The order handling rules deal specifically with the processing of limit orders, which are orders with an associated limit price above which a buyer, or below which a seller, will not trade. In particular, the rules prohibit a market maker or exchange specialist from displaying its own limit order for a security through an ECN at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that security and permits execution against those orders through the facilities, or pursuant to the rules, of a self-regulatory organization. Similarly, a market maker that receives a limit order better than its own published quote must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access.

     The emergence of electronic communications networks (ECNs) and, later, alternative trading systems (ATSs) -- a term that refers generally to systems, including ECNs, other than traditional exchanges or Nasdaq, that bring together the orders of buyers and sellers of securities through automated means -- has provided efficient means of access to market centers and has resulted in a shift in liquidity, or trading activity, away from the major established market centers towards the ATSs.

     Following the adoption of the order handling rules, in 1998 the SEC adopted Regulation ATS, which regulates the operation of ATSs registered as broker-dealers. Under Regulation ATS, an ATS may seek to register with the SEC as a national securities exchange. To date, The Island ATS has submitted a draft application for registration as a national securities exchange, and another ATS has already been approved to serve as a facility of an exchange. With exchange status, an ATS gains direct access to ITS, enabling an ATS to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make its own orders available for execution through ITS. It also becomes a participant in other NMS systems, affording it a role in their governance, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to those systems. As an exchange, an ATS also becomes an SRO or SRO facility, no longer subject to regulation by the NASD or another SRO.

     Recently, the NASD has implemented a number of rule changes for the Nasdaq market that move Nasdaq from a quote-driven display system to an order-driven execution system that directly competes with ECNs. The most significant of these rule changes resulted in the creation of SuperMontage, a new trading platform for the Nasdaq market. The SEC approved SuperMontage on January 10, 2001, and Nasdaq completed its implementation on December 2, 2002. Any ECN or market maker using Nasdaq facilities to display quotations in Nasdaq-quoted stocks or to access quotations on Nasdaq is now required to use SuperMontage. SuperMontage significantly altered the way the Nasdaq market operates. The new structure combines a computer display containing more bid and offer information about trading interest in individual Nasdaq-quoted stocks than was previously displayed and new rules establishing the execution priority of quotes and orders submitted to Nasdaq. Unlike its predecessor, SuperSoes, SuperMontage also includes functionality that facilitates participation by ECNs on the platform. On January 31, 2003, the SEC approved a 90-day pilot program to enable broker-dealers not registered as market makers to enter non-marketable limit orders directly on SuperMontage for execution. This pilot program allows Nasdaq for the first time to compete with the Instinet and Island ATSs and other market centers in attracting orders that provide liquidity from non-market maker broker-dealers. We are unable to predict the extent to which Nasdaq will be successful in attracting liquidity-providing orders from these broker-dealers, but to the extent it is, this pilot program may result in our receiving fewer orders that provide liquidity in Nasdaq-quoted stocks and therefore executing fewer orders in our liquidity pools in these stocks.

     In addition, Nasdaq is in the process of becoming a for-profit exchange, independent from the NASD. On March 15, 2001, Nasdaq submitted its application for registration as a national securities exchange to the SEC. By operating as an exchange with SuperMontage as its trading platform, Nasdaq would be continuing to evolve as a direct competitor of ATSs. If Nasdaq is registered as an exchange, we are unable to predict what changes to its operations it might propose or eventually implement. We are also unable to predict what impact Nasdaq's registration as an exchange may have on our business.

     Even if Nasdaq gains status as an exchange, the NASD will continue to have an obligation to collect quotations and transaction reports from NASD member firms seeking to trade U.S. exchange-listed stocks -- which would then include Nasdaq stocks -- other than on an exchange. This was a factor in the SEC's decision to condition its approval of SuperMontage on the NASD establishing an alternative facility to SuperMontage that market makers and ECNs could use to meet their quotation display, order access and trade reporting obligations. On July 27, 2002, the SEC approved the NASD's proposal for the Alternative Display Facility (ADF) as a nine-month pilot program restricted to Nasdaq-quoted stocks. The ADF pilot displays quotes and collects trade reports, but keeps the NASD's obligations to operate a market to a minimum. The ADF pilot does not provide for order execution or routing services. As a result, ADF pilot participants themselves are required to provide NASD member broker-dealers with electronic access to their quotations. The NASD's pending proposal for ADF trading of U.S. exchange-listed stocks would provide ADF participants the choice of meeting their order access obligations through ITS or by providing other market participants with electronic access to their quotes themselves.

     Another pending change to the Nasdaq market structure, in recognition of Nasdaq's growing role as a competitor, is the expected replacement in 2004 of Nasdaq as exclusive collector and distributor of consolidated data (known as an exclusive securities information processor, or exclusive SIP), regarding quotations and trades in Nasdaq-quoted stocks. This role has given Nasdaq financial and other competitive advantages. The replacement is also expected to be an exclusive SIP but may not compete directly with us.

     The introduction of decimalization in April 2001 -- the quoting of stock prices in dollars and cents rather than in dollars and fractions of a dollar (such as 1/8 or 1/16) -- has also had an impact on the U.S. securities markets and increased competition for ATSs. Decimalization may assist investors in obtaining price improvement because improvement in smaller increments is possible. Because decimalization narrows average trading spreads, it has had a significant negative impact on the profitability of traditional broker-dealers. As a result, some market makers are moving from a business model in which they trade as principal for their own account to an agency business model. The SEC's recently expanded interpretation of Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis, may further encourage this trend. We believe decimalization has led to traditional broker-dealers executing a higher percentage of their customers' orders internally (a practice known as "internalization") instead of routing them to external market centers for execution, because the additional price risk they incur to fill orders internally has decreased to as little as a penny a share.

     The securities markets and the brokerage industry in which we operate are highly regulated. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable, or causing us to modify our business model in ways that may adversely affect our revenues. Accordingly, new regulations or interpretations may be adopted that could constrain our ability and our customers' ability to transact business through us and could have a material adverse effect on our business, financial condition and operating results.

     In addition, the SEC regularly considers a variety of regulations or interpretative initiatives with respect to the structure of the equity securities markets, including initiatives intended to reduce fragmentation, integrate ECNs and ATSs into the national market systems and create a national consolidated limit order book. Future SEC rulemakings or interpretations in this area could adversely affect our business, financial condition and operating results. We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure and regulatory framework, although these issues or other issues of market structure may have a significant impact on our equities business. See "Certain Factors that May Affect Our Business -- Risks Related to Our Industry."

  IMPACT OF TECHNOLOGICAL DEVELOPMENTS

     Innovations in technology, particularly the growth of the Internet, have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and simultaneously decreased the cost of electronic commerce. New methods have developed to enable institutional investors to access and participate in the equity securities markets more easily and less expensively. Electronic markets have substantially reduced the need for intermediation, such as by NYSE members and NYSE specialists or Nasdaq market makers, because direct access is effectively unlimited and technology enhances the ability to determine the best price at which a trade can be executed. These developments, combined with the regulatory changes discussed above that allowed for the emergence of ATSs, have led to dramatic growth in electronic trading and provide a challenging competitive environment.

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

  INTERNATIONAL SECURITIES MARKETS

     Until the early 1990s, equity markets outside the United States were generally less developed than those in the United States, with relatively low trading volumes and less advanced trading systems. Thereafter, technological and regulatory changes, other competitive pressures, and increased globalization contributed to increasing trading activity and major structural changes in the established European exchanges, which generally moved to an electronic model. In this model, an electronic system receives and matches orders that are routed through the system. Intermediaries provide execution services to their customers primarily by providing connectivity to the exchange system. In addition, in Europe there has been an increasing trend towards consolidation of exchanges, encouraged by technology and the adoption of the euro. Recent economic and financial difficulties and disruptions in Asia have made trends in Asian securities markets less predictable. However, we believe that, except for the trend in Europe towards the consolidation of exchanges, similar competitive, demographic and technological developments will lead over time to an evolution in Asian markets generally comparable to that in Europe over the last decade.

OUR COMPETITIVE STRENGTHS

  WE ARE A MARKET LEADER WITH STRONG BRAND AWARENESS

     We pioneered an electronic screen-based trading system and have been providing investors with electronic trading solutions for more than 30 years. We have been a market leader in the trading of Nasdaq-quoted stocks for many years and accounted for 18.6% of the total trading volume in that market in 2002. Our trading volumes include Island volumes subsequent to the merger, which was completed on September 20, 2002. Following the merger, in the fourth quarter of 2002, our two ATSs accounted for approximately 30% of the total trading volume in Nasdaq-quoted stocks. For an explanation of how we calculate our trading volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Key Statistical Information -- Nasdaq Volume Calculations." Our substantial share trading volume, particularly in Nasdaq-quoted stocks, attracts significant customer attention and order flow. CNBC broadcast live daily from our sales trading centers in the pre-and post-market hours. As a result, we have strong name and brand recognition among institutional investors and market professionals.

  WE DELIVER COMPELLING BENEFITS TO OUR CUSTOMERS

     We believe that our core values of independence and neutrality, anonymity, equal and direct access and customer empowerment enable our customers to obtain superior execution of their trades, through reduced fees for taking liquidity and rebates for providing liquidity and reduced transaction costs than are generally achievable using traditional trading channels. For example, we believe that one of the biggest concerns of institutional investors in securities trading today is the market impact of the disclosure of their identity and trading intentions. Customers, therefore, often seek to break up orders to hide their overall intentions, but if the market becomes aware of a large investor seeking to sell securities, the price of those securities may drop before the investor's position can be fully liquidated. Similarly, market awareness of a large investor seeking to buy a large amount of securities may result in an increase in the price of the securities before the order can be fully executed. By allowing our customers to trade directly but anonymously, we reduce the potential for this market impact, which we believe can result in better pricing for the customer. In addition, we believe that our services enable our customers to manage their orders more effectively as well as provide efficient access to multiple liquidity pools other than our liquidity pools.

     We believe that we provide our customers with the opportunity for price improvement and reduced transaction costs in executing their trades. In a report published in January 2003 based on data for the 12 months ended September 30, 2002, Plexus Group, an independent market research group, ranked Instinet first in execution quality in Nasdaq-listed stocks as well as U.S. exchange-listed stocks when compared to a universe of the 12 most-active full-service brokers for which Plexus has data.

  WE OFFER A BROAD RANGE OF SERVICES

     As an electronic agency broker, in addition to trade execution, we offer our customers a wide variety of other services. Companies acting solely as ECNs are generally limited to small order electronic execution and order routing. Our broader business model extends beyond these functions, and we provide service offerings tailored to our customers' diverse trading needs. These service offerings include a variety of trading services, and clearing and settlement, all of which add value for our customers. For example, we provide services such as:

     - simultaneous execution of multiple orders of securities (known as portfolio trading);

     - trading of large orders (referred to as block trading);

     - automatic matching of orders at specified levels (known as crossing);

     - extended hours trading;

     - directing orders to either our own liquidity pools or one of the various markets to which we are connected (known as smart order-routing);

     - technical assistance to customers in inputting orders; and

     - management of the execution of orders for customers over time (often referred to as working orders).

     We also are one of the largest global independent providers of research and other brokerage services through soft dollars or other similar arrangements and one of the largest providers of commission recapture services to pension plan sponsors and managers.

  WE OPERATE GLOBALLY

     Our customers use our Instinet ATS to trade securities in approximately 30 non-U.S. securities markets, and we are a member of 11 non-U.S. exchanges. As of December 31, 2002, approximately 735 customers in Europe and approximately 150 customers in Asia had access to the INSTINET(R) trading system. The number of transactions in non-U.S. equity securities executed through Instinet's systems has grown from approximately 1.5 million transactions in 2000 to 7.6 million transactions in 2002.

     In addition, outside the United States, we are an independent provider of research and other brokerage services through soft dollar and similar arrangements and a significant provider of commission recapture services to pension plan sponsors and managers.

  WE HAVE A PROVEN ABILITY TO INNOVATE AND ADAPT

     Throughout our more than 30-year history, we have been an innovator in using technology to enhance securities trading, have seized market opportunities and have adapted to numerous changes in our operating and regulatory environment while continuing to grow. Some of our most significant developments include the following:

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

     - In the late 1990s, we adapted to cost and pricing pressures in our equities business, to the introduction of the SEC's order handling rules, which substantially changed activity for Nasdaq participants, and to the SEC's adoption of Regulation ATS, which imposed new requirements on our activities. We enhanced and modified our services, lowered our prices and changed our cost structure to adjust to these changes in our operating environment.

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

     - In 2002, we introduced NEWPORT(TM), a unique, patent pending execution management system for portfolio trading that allows customers to organize and manipulate database components supporting the system's interface, in addition to permitting the customization of the display features.

  WE HAVE AN ESTABLISHED TECHNOLOGY INFRASTRUCTURE

     We developed one of the earliest electronic businesses in any field of commerce and introduced the first screen-based system through which institutional investors could trade Nasdaq-quoted stocks directly with each other. Our technology enables all of our customers to access the liquidity pools within our own electronic trading systems in order to trade these securities with one another or to access one of the various markets to which we are connected. We continue to develop and enhance our technology to provide our customers efficient access to our two ATS systems and to most other liquidity pools, resulting in enhanced order execution capabilities. In addition, we continue to provide our customers with enhanced technology to improve our customers' order management and execution capabilities. We believe that our ability to use technology effectively to improve our services has been a key component in the development of our business.

OUR STRATEGY

     We are focused on delivering services that empower our customers to reduce their total transaction costs, gain price improvement on their trades, manage their orders and better achieve their trading objectives. Our objective is to take advantage of growth opportunities that may arise in the securities industry as a result of changing technology, regulation, competition and increased trading activity through electronic trading systems in global equity markets. We believe that our strong global competitive position, breadth and scale of operations, unique business model, and proven ability to innovate and use technology give us an advantage in this pursuit.

     The principal elements of our strategy include:

          Maintain and Expand Our Liquidity. We continue to seek ways to maintain and expand our trading volumes in the global equity markets, particularly in the U.S. markets for Nasdaq-quoted and U.S. exchange-listed stocks. Over the past two years, volatility, declines in trading volumes and intense competition, particularly for U.S. broker-dealer customers, have resulted in a difficult operating environment. We remain focused, in this challenging climate, on maintaining and strengthening our liquidity by enhanced pricing and service offerings for these broker-dealer customers, and by leveraging our technological capabilities. We believe that this focus on liquidity and technology results in better executions for all of our customers. For our Instinet ATS, following our pricing initiatives in late 2001 and the first quarter of 2002, in March 2002, we introduced a new service initiative for U.S. broker-dealer customers that includes faster response times, enhanced functionality, reduced fees for taking liquidity and new rebates for providing liquidity. We also continue to assess our pricing for all of our customers. As part of our continued effort to operate as a low-cost provider to increase our efficiency, we have implemented a cost reduction plan to reduce our fixed cost base and continue to evaluate further cost reduction initiatives.

          We continued our efforts to maintain and expand our liquidity with our acquisition of Island in September 2002, which, among other things, resulted in an increase in our consolidated market share in both Nasdaq-quoted stocks and U.S. exchange-listed stocks. Our two ATSs, Instinet and The Island ECN, currently operate independently. As we evaluate the potential integration of the two trading platforms, we continue to develop our technology to enhance the ability of customers of each of our ATSs to access the liquidity in the other ATS. For example, in November 2002, we introduced technology that offers Instinet customers the option, for certain orders, to send automatically parts of orders that cannot be filled on the Instinet system to the Island system at no additional cost to the customer. In addition, we are developing technology that will enable customers of the Island ATS to connect directly to our smart order-routing technology through Inlet, Island's proprietary market data and order handling platform. We anticipate deploying this new technology to our customers during the second quarter of this year.

          Extend Our Global Brokerage and Technology Offering. We intend to continue to develop our global institutional agency brokerage business by enhancing our pricing and service options, as well as continuing to innovate and use technology to reduce our customers' transaction costs and provide better pricing for their trades. Specifically, we intend to continue to enhance our technology and improve our customer service and professional sales and trading assistance efforts. We also seek to increase customer awareness of the value of the benefits we provide as a result of our core values of independence and neutrality, anonymity, equal and direct access and customer empowerment. Both in the U.S. and internationally, we will continue to align our existing resources and focus our initiatives on developing products and services tailored to our various customer categories, based upon our customers' specific needs and their diverse business models, with the aim of improving our customers' execution performance. These services include portfolio trading, block trading, crossing, trading software, soft dollar and plan sponsor services, and professional sales and trading assistance. We believe that these efforts will also contribute to maintaining and expanding our trading volumes in the global equity markets. We have recently introduced a number of new products and services to enhance our customers' order management and trade execution. Our new Direct-FIX technology, introduced in February 2002, is an upgrade of our basic connectivity which combines faster connectivity with improved trading functionality. In October 2002, we introduced a new block trading functionality that we believe will improve our customers' performance and efficiency when executing large, complex orders. In the first half of 2002, we deployed two new customer interface products, INSTINET TRADING PORTAL (SM) and NEWPORT(TM). Instinet Trading Portal is aimed primarily at active fund managers and hedge funds and enhances our customer interface with smart order-routing technology and sophisticated order functionality, while Newport is an execution management application for portfolio trading that is designed to improve our customers' ability to execute program trades and implement trade strategies on a global basis while reducing their transaction costs. We plan to continue to roll these products out to new customers.

In pursuit of our strategy, we periodically engage in discussions regarding various types of transactions, including possible acquisitions or investments, some of which could be material to us. We may agree to pay the consideration in connection with a transaction in cash, our securities or some combination of the two. Some acquisition transactions that involve our securities could have a dilutive effect on our earnings per share. It is also possible that the number of shares of our common stock that may be issued in connection with a transaction could constitute a material portion of our then outstanding common stock not held by Reuters, even if not material compared to the total amount of common stock outstanding. At present, we have no agreements or understandings for any material acquisitions or investments.

OUR BUSINESS

  OUR GLOBAL INSTITUTIONAL EQUITIES BUSINESS

     We offer our customers a broad range of trade, execution, order management and ancillary services, enabling them to trade equity securities directly with each other through our platforms, as well as with other investors in over 40 securities markets throughout the world. The size, nature and geographic distribution of our customers have generated distinct pools of liquidity on our two electronic platforms. We also offer our customers smart order-routing technology that directs their equity transactions among the various markets to which we are connected to obtain better execution. On a worldwide basis, in 2002, our customers used our two platforms to complete a total of 156.0 million transactions, representing an average of approximately 619,000 transactions each trading day.

     With our acquisition of Island in September 2002, we operate two of the largest ATSs trading Nasdaq-quoted stocks. Our two ATSs accounted for 18.6% of the total trading volume in Nasdaq-quoted stocks during 2002 (although that figure fluctuated significantly during the year). This trading volume includes all of Instinet's trading volume for 2002 and only Island's trading volume subsequent to the merger, which was completed on September 20, 2002. Following the merger, in the fourth quarter of 2002, our two ATSs accounted for approximately 30% of the total trading volume in Nasdaq-quoted stocks. Our average daily trading volume in Nasdaq-quoted stocks increased 22.4% from 265.7 million shares in 2001 to a combined volume of 325.2 million shares in 2002,with almost all of that increase resulting from the addition of Island's volumes.

     Including Island's trading volumes subsequent to September 20, 2002, our two ATSs together accounted for 3.4% of the total trading volume in U.S. exchange-listed stocks during 2002. Our average daily trading volume in U.S. exchange-listed stocks increased 40.1% from 44.4 million shares in 2001 to a combined volume of 62.2 million shares in 2002, with approximately half of that increase resulting from the addition of Island's volumes.

     Instinet's transaction volume in non-U.S. stocks was approximately 7.6 million transactions in 2002.

     For an explanation of how we calculate our trading volumes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Key Statistical Information -- Nasdaq Volume Calculations" and "Calculation of Instinet ATS and Island ATS Combined Volumes."

  Customers

     Institutional investors (including mutual funds, hedge funds, pension funds, banks, insurance companies and investment portfolio managers) and market professionals (broker-dealers, including Nasdaq market makers) are the core of our customer base. As of December 31, 2002, our Instinet ATS provided equities trading services to approximately 2,865 customers, of which approximately 735 were in Europe and 150 in Asia. In the United States, our Instinet customers included approximately 1,250 institutional investors and 730 broker-dealers as of December 31, 2002. In the United States, Island provided equities trading services to approximately 620 customers, most of which were broker-dealers, as of December 31, 2002.

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

     - PLAN SPONSORS, which generally include pension fund managers; and

     - HEDGE FUNDS.

     MARKET PROFESSIONALS:

     - TRADITIONAL BROKER-DEALERS, which include market makers, agency traders and broker-dealers serving institutional and retail customers;

     - DIRECT ACCESS BROKERS-DEALERS, who provide smaller institutions, retail customers and individual professional traders electronic access to the markets; and

     - PROGRAM DRIVEN TRADERS, which include customers who execute a variety of arbitrage strategies and use automated computer processes to trade.

     - INDIVIDUAL PROFESSIONAL TRADERS, who seek to manage their own trading activity by accessing the markets directly instead of through market intermediaries or institutional investors.

     We have developed and are continuing to develop product and service offerings tailored to these customer categories, based upon their specific needs. Due to the diverse business models of our customers, some of our customers may fall into several of these categories. In this case, we provide our tailored services to each aspect of the customer's business model, rather than assigning the customer to one particular category. We believe that by offering our customers a tailored package of value-added services and order management and execution functionality, together with anonymous trading, access to our liquidity pool and efficient connections to other trading platforms, we can enhance our customers' ability to achieve their trading objectives.

  Services

     We offer our customers a broad range of trade execution, order management and other services through our two ATSs, Instinet and Island, including the following:

            Core Execution Services. Each of our two ATSs provides the automated matching of buy and sell orders for both Nasdaq-quoted securities and U.S. exchange-listed securities. Through each of our Instinet and Island electronic trading platforms, we enable our customers to enter orders and execute trades directly with one another. Direct trading between our customers over each of our platforms creates a deep liquidity pool, in particular for Nasdaq-quoted stocks and exchange-traded funds (an index fund representing a basket of stocks that trades on an exchange, with pricing throughout the day).

          Using the Instinet trading platform, customers are able to trade with other investors in over 40 securities markets worldwide and access market makers or other ECNs using our smart order-routing technology. For customers who trade in Nasdaq-quoted stocks, the Instinet trading platform provides an automated market interaction system, which automatically routes our customers' transactions in Nasdaq-quoted stocks to either our own liquidity pool or one of the various markets to which we are connected to obtain better execution. For customers who trade in NYSE-listed stocks or stocks listed on any other exchange, the Instinet platform primarily provides connections to the exchange and, in the case of the NYSE, the specialist for each listed stock, although our customers can trade directly with each other over the Instinet platform. We anticipate extending our automated market interaction system to include U.S. exchange-listed stocks by the end of the second quarter of this year.

          For non-U.S. securities that are not traded in U.S. markets, Instinet primarily provides direct connections to the principal non-U.S. exchanges on which those securities are listed, although customers can also trade directly with each other over the Instinet platform. Instinet is a member of 11 non-U.S. exchanges and provides customers with direct access to those exchanges to execute their trades. For more than 20 additional non-U.S. markets, Instinet provides access through local exchange members.

          We are currently in the process of developing a plan to potentially integrate the core technologies of the matching engines of our two ATSs and to identify operating efficiencies so that our customers who trade through both of our trading platforms will be able to benefit from all of our value-added services. As part of our integration efforts, we have deployed technology that offers Instinet customers the option, for certain orders, to send automatically parts of orders that cannot be filled on the Instinet system to the Island system at no additional cost. If the order is not executed there, the order will be posted on the Instinet trading platform or routed to another market center for execution, based upon the customers' instructions. This enhanced functionality is only available to customers using our INSTINET TRADING PORTAL (SM) and NEWPORT(TM) trading applications and only to customers who access the Instinet trading platform through Direct-FIX. In addition, we are developing technology that will enable Island customers to connect directly to our smart order-routing technology through Inlet, Island's proprietary market data and order handling platform. We anticipate deploying this new technology to our customers during the second quarter of this year.

          Negotiating Orders. Our Instinet trading platform utilizes technology that allows our customers to communicate anonymously both with all customers and with specific customers who have placed an order. As a result, customers can determine whether there is interest by another customer in a potential transaction and negotiate the volume and price of that transaction, all directly and anonymously through our system, without requiring any intermediation from anyone or displaying any of the communications or negotiations to other customers. This capability facilitates the execution of large orders and also allows customers to manage the delivery and execution of their orders by themselves to minimize the market impact of a large order and obtain price improvement. Instinet also offers trading functionality that is designed to improve our customers' performance and efficiency when executing these large, complex orders. Instinet recently deployed a new order management application that allows our customers to manage the delivery and execution of their block orders by identifying potential counterparties for the order, and negotiating directly with them, without diminishing their ability to expose the order anonymously to the market as a whole. This new trading application enables our customers to minimize the market impact of a large order and reduce their transaction costs while continuing to use our existing infrastructure. We believe this enhanced functionality will help our customers to manage their order flow in a more efficient manner.

          Sales Trading Assistance. Each of our two ATSs has a dedicated group of sales and trading professionals who provide our customers with various types of sales and trading assistance and provide technical assistance in the use of our screen-based trading systems. Customers using the Instinet trading platform can also place orders by telephone with our sales and trading professionals, who enter the orders into our system on behalf of a customer, and in some cases will work those orders in an attempt to reduce their market impact and achieve price improvement. For example, they may divide a large order into a series of smaller orders that are entered over a period of time, possibly at different prices. In addition, Instinet has a dedicated team of sales and trading professionals available to assist its customers with their portfolio trading and perform execution quality analysis to assist Instinet's customers in their review of transaction costs. Also, Instinet's Technical Analysis Group produces packaged and customized technical analysis, as well as daily market commentary to enable customers using the Instinet trading platform to design efficient portfolio and trading strategies.

          As of December 31, 2002, our two ATSs together had 285 sales and trading professionals, of which 157 were located in North America, 92 in Europe and 36 in Asia. In Europe, Instinet sales traders in London are responsible for providing brokerage services to all of its customers and coverage of all of the markets where our Instinet trading platform operates. Recently, Instinet streamlined its local presence coverage in Europe, centralizing most of its European brokerage services in London. London also has a specialized desk to service European portfolio traders. In Asia, Instinet provides coverage for its Japanese customers and the Japanese market through its Tokyo office, with the remainder of Asia and Australia serviced through our Hong Kong office. Instinet also has coverage in each of its offices in the United States, Canada, Europe and Asia to assist customers who wish to place orders through the Instinet trading platform in a different region (for example, a European institutional investor seeking to trade a U.S. or Japanese equity security). These cross-region trades are also covered by Instinet's sales and trading professionals for that market, thereby affording our customers in other regions access to local market expertise. Because Instinet has offices worldwide, we also are able to provide sales and trading assistance to our Instinet customers 24 hours a day without requiring additional sales and trading professionals to be staffed in any one office on a continuous basis throughout the day.

          Extended Hours Trading. Each of our Instinet and Island trading platforms allows customers to input orders for a security and execute the trade with other customers in our liquidity pool before, during and after normal market hours. This permits Instinet to make the liquidity pool generated by its customers available on a 24-hour basis, while Island customers have access to its liquidity pool until 8:00 p.m., New York City time. This service has also allowed our Instinet trading platform to expand globally to include customers and markets in Europe and Asia, whose trading hours do not coincide with those in the United States. Extended hours trading has been a particularly important innovation for our customers when material information about a market or company is released or reported after that market or the principal market for that company's securities is closed. When a pre- or post-market price-moving event occurs, market participants can interact directly at their election to discover a price, which could be significantly different from the closing price, at which they can trade following dissemination of news regarding the event. For example, after Microsoft Corp. announced that it would be issuing its first dividend in the company's history on January 17th, 2003, 12.5 million Microsoft shares traded through our two ATSs between the close on January 16, 2003 and the open on January 17, 2003. This represented approximately 31% of average daily trading volume of Microsoft Corp. during the prior 90-day period.

          Crossing. Through our INSTINET CROSSING(R) provided to customers using the Instinet trading platform, we enable customers to enter buy or sell orders in U.S. traded securities for execution in a "crossing session." In a crossing session, we electronically aggregate all orders to buy or sell at a pre-specified time; match (or "cross") them with other orders to sell or buy, respectively, and automatically execute them at a pre- determined benchmark price. A crossing trade will be executed only if there is a counterparty for that order (or portion of an order). Our crossing service provides an electronic platform with enhanced liquidity for block trades and better pricing outside regular trading hours than traditional brokerage or other intermediaries might provide, together with the reduced trading risk of a pre-determined benchmark price. Our Instinet trading platform has two crossing sessions each trading day, both of which occur outside of regular trading hours, the more significant of which is in the evening. Following the close of the market each day, we have one crossing session for orders priced at that day's closing price. On average in 2002, during each evening crossing session, our Instinet trading platform received buy and sell orders from 290 customers for approximately 101 million shares, of which trades were executed for approximately 10 million shares. Before the market opens, we have another crossing session using the volume-weighted average price for that trading day. In addition, we offer Instinet customers access to a crossing system for Japanese equity securities through JapanCross Securities Co., Ltd., our 50-50 joint venture with Nikko Salomon Smith Barney Ltd. JapanCross enables customers worldwide to enter orders to buy or sell Japanese equity securities in a pre-market crossing session at the volume-weighted average price for that trading day. We also offer our Instinet customers access to a crossing system for foreign currencies through The INSTINET FX CROSS(SM), our strategic alliance with Citibank, N.A. The Instinet FX Cross, which began operating in December 2002 for our North American clients, enables clients to execute large currency transactions anonymously at a transparent market price. The Instinet FX Cross currently offers two crossing sessions per day in 12 currencies, to be executed at the CitiFX Benchmark rate, against Citibank, N.A. the counterparty.

          Portfolio Trading. The trading services of our Instinet ATS also include portfolio trading, which allows a customer using our Instinet trading platform to execute multiple orders in a number of different securities simultaneously, including both orders to buy and sell shares of stock as well as securities that are based on an index or basket of stocks. This portfolio trading capability, combined with Instinet's global access, also enables Instinet customers to manage and execute portfolios of securities denominated in a number of different currencies. Instinet's Trading Research Group performs transaction cost analysis to assist portfolio managers and traders in their effort to track and evaluate trading costs. In addition, in April 2002, Instinet deployed a technology to enhance its customers' ability to execute portfolio trade transactions and implement their trade strategies on a global basis. This patent pending execution management application, NEWPORT(TM), was developed in conjunction with passive and quantitative fund managers in the United States and Europe and uses Instinet's existing execution, smart order-routing and clearing capabilities, as well as Reuters market data infrastructure. In addition, this system facilitates collaboration between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers. We believe these features help Instinet customers to manage their orders in a more efficient manner and reduce their operational and transaction costs. As of December 31, 2002, we deployed Newport(TM) to 50 Instinet customers in the United States and Europe and $29 billion in value (meaning the number of shares traded multiplied by the price of the shares) was transacted through the Newport platform since its introduction.

          Enhanced Customer Interface (INSTINET TRADING PORTAL(SM)). Based upon the technology we acquired through our acquisition of ProTrader, our Instinet ATS developed a trading application primarily for its active asset managers and hedge funds that enables these customers to enhance its customer interface and smart order-routing technology when using the Instinet trading platform. This new trading application uses Instinet's existing infrastructure while giving customers a broader view and broader access to multiple markets. With Instinet Trading Portal, Instinet customers now have the ability to view information for a single stock in multiple markets, increasing their ability to execute their orders in multiple markets for better execution. We believe this enhanced functionality helps these customers to manage their orders in a more efficient manner. In addition, as an Internet-based product, Instinet Trading Portal is designed to substantially reduce communication and field service costs associated with our traditional customer display screens. By the end of the fourth quarter of 2002, Instinet Trading Portal was deployed at over 600 Instinet customer sites,and over 1.4 billion shares were traded through Instinet Trading Portal in 2002.

          Inlet. Inlet is Island's proprietary Java-based, Internet-based market data and order handling platform that permits its customers to place orders in Island's marketplace. Currently, Inlet can only send orders to the Island ATS. As part of our integration efforts, we are developing technology that will allow Inlet to connect directly to the smart order-routing technology of our Instinet trading platform.

          Soft Dollar Program. Institutional investors often allocate a portion of their gross brokerage transaction fees for the purchase of independent third-party research products, as well as other brokerage services. The amounts allocated for those purposes are commonly referred to as soft dollar revenues. Our Instinet ATS is one of the largest independent providers of research and other brokerage services through soft dollar or other similar arrangements, and has offered soft dollar programs for over 15 years. Instinet offers soft dollar programs in order to increase the amount of business institutional customers conduct through the Instinet trading platform, thereby increasing its transaction volumes and the depth of its liquidity pool. We continue to focus on these programs, as part of our efforts to enhance our global brokerage offering and maintain and expand our liquidity pool. In particular, Instinet is continuing to develop tailored packages of independent third-party research products for its various customer categories. We also offer customers using the Instinet trading platform proprietary research tools and services. These services include Redbook, which publishes fundamental research on retail and related sectors and whose REDBOOK RETAIL SALES AVERAGE is recognized as a leading indicator of economic activity, and THE GREAT LAKES REVIEW, which focuses on uncovering stock opportunities among lesser-known companies in the Midwest, which is offered by our subsidiary, Lynch, Jones & Ryan. In addition, Instinet continues to make available soft-dollar payment options to its customers in connection with their use of the Research and Analytics (R&A) product, an integrated equity workstation that provides users with real-time quotes and news as well as advanced analytics which is owned by Reuters.

          In 2002, more than one-third of Instinet's U.S. customers obtained third-party research services from us on a soft dollar basis. The portion of our transaction fee revenue representing soft dollar revenues is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties. Instinet made $129.2 million in soft dollar payments to independent research providers on behalf of all customers using the Instinet trading platform in 2002.

          Plan Sponsor Services. As part of the transactional services our Instinet ATS provides to pension plans and other funds through their sponsors, such as corporations, unions, state and local governments, endowments and foundations, Instinet enables pension plan and other fund sponsors to recapture a portion of the gross transaction fees that their fund managers pay us. As of December 31, 2002, Instinet provided these services to approximately 1,350 pension plans and other funds. In addition, Instinet provides its plan sponsor customers with services that assist them when they transfer from one money manager to another. For example, Instinet's crossing, portfolio trading and trading research services can help these customers manage this transition.

          ProTrader. Through our ProTrader subsidiary, we provide advanced trading technologies and electronic brokerage services primarily to professional non-institutional traders, active fund managers, direct access brokers and hedge funds who use the Instinet trading platform. As of December 31, 2002, Protrader provided these services to approximately 950 customers.

  OUR CORRESPONDENT CLEARING BUSINESS

     We provide correspondent clearing services to a few securities brokers in the United States. We offer transaction processing, clearing and settlement of trades, recordkeeping and financing to our correspondent customers, as well as various products and services oriented toward the institutional investor community.

CLEARING AND SETTLEMENT OPERATIONS

     We provide clearing and settlement services in nearly all of the markets in which we execute trades for customers. Our clearing and settlement operations are similar in design and function to other clearing brokers. We self-clear through our subsidiary, Instinet Clearing Services (ICS), which uses our proprietary CLEARING INFORMATION SYSTEM(TM) (CIS) to handle customer ticketing, processing of allocations and communications with industry clearing agents, depositories and books and records processing providers. In February 2003, we replaced portions of CIS with a new system for the processing of trades for our U.S. broker-dealer customers. This new system will improve the efficiency of CIS by providing increased capacity to process significantly higher volumes of trades for these customers. For processing of books and records, ICS uses Automated Data Processing, Inc. (ADP) in the United States, Nomura Institute's I-Star system in Japan and ACT Fiscal for all other non-U.S. business. We are currently evaluating our relationship with ADP and continuing to explore relationships with other established processing vendors. As part of our cost saving initiatives and integration efforts in connection with our acquisition of Island, on January 10, 2003, we completed the conversion of Island's trading activity from I-Clearing Corp. to Instinet Clearing Services, Inc.

     We also clear and settle for broker-dealer customers who have a contract with ICS. With respect to these trades, we are responsible for a variety of activities that take place after a securities trade has been executed, including confirming trades before settlement, submitting executed transaction information to industry clearing and settlement utilities, managing failed trades, communicating trade and settlement data including allocations to customers, managing corporate actions and updating and maintaining Instinet's books and records.

  BUSINESS INVESTMENTS

     We have made a number of investments in companies with operations or technology to enhance our core service offerings in our global electronic agency securities business. We have beneficial ownership interests in the following companies:

     - 7.0% of WR HAMBRECHT + CO., INC., a U.S.-based investment banking firm that enables issuers to conduct auction-based securities offerings via the Internet through its OPENIPO(R). In addition, we have an option to buy additional shares in the event WR Hambrecht becomes a publicly-traded company. WR Hambrecht has also issued warrants that, if fully exercised, would dilute our ownership interest to 6.36%.

     - 4.8% of the voting interest of ARCHIPELAGO SECURITIES, LLC, the parent company of an ECN that has received approval to operate as a facility of a U.S. stock exchange. In March 2002, Archipelago, LLC merged with REDIBook ECN LLC, another ECN.

     - 47.9% of TRADEWARE S.A., a European-based provider of integrated order routing solutions to broker-dealers in Europe. We also have warrants that, if fully exercised, would increase our beneficial ownership to 57.3%.

     - 12.8% of STARMINE INC., a U.S.-based provider of independent ratings of Wall Street equity analysts.

     - 50% of JAPANCROSS SECURITIES CO., LTD., a 50-50 joint venture with Nikko Salomon Smith Barney Ltd. established to provide a crossing service for Japanese equity securities.

     - 9.8% of e-XCHANGE ADVANTAGE CORPORATION, a partnership with The Nasdaq Stock Market, formed to develop securities electronic trading systems and tools.

     - 1.7% of THE NASDAQ STOCK MARKET, INC., a company that operates an electronic stock market in the U.S.

     We also owned 13.8% of TP GROUP LDC, a consortium that owned 38.9% of virt-x, an electronic order-driven equities market for pan-European securities. On February 3, 2003, SWX Holding AG, a subsidiary of SWX Swiss Exchange, the Swiss market body, acquired 92% of virt-x. TP Group LDC received L13.6 million in connection with the sale and was subsequently liquidated. We expect to receive approximately $3.0 million as part of the liquidation in April 2003.

EXCHANGE MEMBERSHIPS

     Overall, through our Instinet and Island subsidiaries, we are a member of 21 exchanges in North America, Europe and Asia, and we continue to develop our direct connections to non-U.S. exchanges. Our Island subsidiaries are members of the Cincinnati Stock Exchange and the Philadelphia Stock Exchange. The following chart shows Instinet's various exchange memberships, which are through our Instinet subsidiaries only, unless otherwise indicated:

                              EXCHANGE MEMBERSHIPS

NORTH AMERICA

American Stock Exchange
Archipelago Exchange
Bermuda Stock Exchange
Boston Stock Exchange
Chicago Board Options Exchange
Chicago Stock Exchange
Cincinnati Stock Exchange*
New York Stock Exchange
Philadelphia Stock Exchange*
Toronto Stock Exchange

EUROPE

Euronext(1)
Frankfurt Stock Exchange
London Stock Exchange
Helsinki Stock Exchange
Milan Stock Exchange
OFEX plc
Stockholm Stock Exchange
Swiss Stock Exchange
virt-x

ASIA-PACIFIC REGION

Hong Kong Stock Exchange
Tokyo Stock Exchange

---------------

 *  Indicates membership of both Instinet and Island

(1) The Paris, Amsterdam and Brussels Stock Exchanges merged on September 22, 2000 to form Euronext N.V. On February 6, 2002, Lisbon Stock Exchange also joined Euronext. We currently provide customers with access to Euronext for trades in French and Dutch stocks.

MARKETING AND COMMUNICATIONS

     Our marketing and communications strategy is focused on three goals:

     - Creating positive awareness of our key products and services, including our sales and trading expertise, liquidity pools and our sophisticated trading tools.

     - Attracting new customers.

     - Retaining our existing customers and cross selling value-added services to them.

     We pursue these goals through a combination of marketing communications strategies. These include media (for example, offering a daily broadcast to CNBC of market activity information), print and broadcast advertising, interactive marketing on our own websites and other online channels, sponsorships of customer events, direct one-to-one marketing, traditional public relations and a variety of alliances and co-marketing programs and the production of clients newsletters, premiums and promotional items. Through our website, prospective customers can get detailed information on our services, as well as news about us and our market environment.

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

     We have four core data centers that enhance the capacity and reliability of our Instinet and Island trading platforms. Our two core data centers for Instinet are located in Jersey City, New Jersey and Bedford, Massachusetts. These two data centers support client connectivity, as well as trading and execution systems, clearing and settlement operations and customer interfaces. They also provide redundancy for Instinet's critical applications, systems and services, allowing Instinet to continue to operate from either site should the other site fail. Island is supported by two data centers located in Secaucus, New Jersey and New York, New York. These two data centers support client connectivity, trading and execution systems, as well as customer interfaces. If one of our four data centers were to be damaged, disabled or otherwise fail or experience difficulties, it might be more difficult for us to continue operating without disruption to our services. In order to mitigate this risk, we have installed additional power, telecommunications and hardware at the two core data centers that support the Instinet trading platform. In addition, we are reconfiguring our network infrastructure in order to be able to support both Instinet and Island client connectivity and critical systems and services from any of these four facilities, with each one being able to provide independent support. We anticipate that this reconfiguration will be completed by the third quarter of 2003. We also have two subsidiary data centers and distribution points in London serving Instinet's clients in Europe.

     Our Instinet ATS uses a range of sophisticated technologies, including Linux, Tibco's Rendezvous, Oracle, Java and Enterprise Java Beans (EJB), for the various components of its systems, including its central order matching engines for its institutional equities trading platform, as well as its crossing services and order management functions. Our Island ATS also uses a number of technologies including Linux, Windows, Java, Microsoft SQL for the various components of its trading system.

     Currently, our customers can access Instinet's trading platform through INSTINET(TM) display screens, direct links to our systems from those of our customers using the Financial Information Exchange (FIX) protocol, or other protocols, or our proprietary software. Recent products that Instinet has developed to access its marketplace include:

     - Instinet Trading Portal (SM), our new trading application primarily for our active asset managers and hedge funds. Instinet Trading Portal's Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with our traditional customer display screens.

     - Newport(TM), a patent pending program-trading solution aimed primarily at passive and quantitative fund managers. Newport allows for interaction between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers, which improves our customers' ability to execute program trades in global markets.

     - Direct-FIX technology, an upgrade that offers enhanced trade reporting functionality, access to our smart order-routing technology and access to our market data. This upgrade combines faster connectivity with richer trading functionality than its predecessor and is more cost-effective for us.

     Most of the methods of connecting to Instinet's trading platform are by means of dedicated networks provided by Radianz, a joint venture between by Reuters and Equant Finance B.V. However, we also provide Internet-based connectivity to those customers who choose not to use Radianz. We are continuing to replace our proprietary communications and connectivity systems with various other methods of connectivity, including Internet-based systems and technology provided by third party vendors, that will shift communications and connectivity requirements to our customers. The availability of alternative methods of connectivity will also provide Instinet customers with multiple options for access to Instinet's trading platform.

     Customers can access Island's trading platform either directly, through the use of Island's proprietary technology, or through third-party trading platforms for which Island has developed various products to allow those trading platforms to access its trading platform. Products that Island has developed to access its trading platform include:

     - Inlet(R), a proprietary Java-based, Internet-based, market data and order handling platform that permits subscriber customers to place orders in Island's trading platform.

     - OUCH(R), a proprietary protocol that provides subscriber customers with a fast, efficient means of entering orders in Island's trading platform. OUCH(R) allows investors to access the Island trading platform, either directly or through a third-party trading platform, to place orders and monitor order and trade information. All orders, whether entered by direct OUCH(R) users or users of Island's other connectivity products, are entered into Island's trading platform through the OUCH(R) protocol.

     - FIX Connectivity, a product that allows subscriber customers and vendors that have adopted the FIX protocol to connect to Island's trading platform quickly without incurring significant additional technology costs.

     IslandNet(R) is a managed network service that provides simplified connectivity to Island's trading platform and fully-redundant access over a private network to its full range of products, including OUCH(R), FIX products and Inlet(R). Island has also partnered with other leading providers of front-end trading platforms, network services and trade and order management systems to expand access to Island's matching services and data information. These third-party systems generally connect to Island's trading platform through OUCH(R) or FIX and then redistribute this connectivity to their customers.

     In the future, we expect to continue to make significant investments in systems technology to upgrade services for the development of our business.

     We are considering the potential integration of the core technologies of the matching engines of our two ATSs and continue to identify operating efficiencies so that our customers who trade through both of our trading platforms will be able to benefit from all of our value-added services. As part of our integration efforts, we have deployed technology that offers Instinet customers the option, for certain orders, to automatically send parts of orders that cannot be filled on the Instinet system to the Island system at no additional cost. If the order is not executed there, the order will be posted on the Instinet trading platform or routed to another market center for execution, based upon the customers' instructions. This enhanced functionality is only available to customers using our INSTINET TRADING PORTAL (SM) and NEWPORT(TM) trading applications and only to customers who access the Instinet trading platform through Direct-FIX. In addition, we are developing technology that will enable Island customers to connect directly to our smart order-routing technology through Inlet(R), Island's proprietary market data and order handling platform. We anticipate deploying this new technology to our customers during the second quarter of this year.

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

  INTELLECTUAL PROPERTY

     To protect our proprietary technology and intellectual property rights, we rely primarily on patent, copyright, trade secret and trademark law. We principally use material, software and technology that we have developed and that are protected by our own intellectual property rights. However, we also use software, as well as other material and technology, that is protected primarily by intellectual property rights belonging to third parties. We have taken measures to register and protect our trade name, logos, trademarks and service marks both in the United States and in various countries throughout the world. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our proprietary rights.

COMPETITION

     The financial services industry generally, and in particular, the securities brokerage business in which we engage is very competitive, and we expect competition to remain intense in the future. We expect to face competition from a number of different sources varying in size, business objectives and strategy. In our various businesses, we compete with the following entities and types of entities, among others:

     - market makers, exchange specialists, and other traditional broker-dealers (including many of our own customers) acting as agent or principal;

     - traditional and electronic trading methods in use on U.S. and international exchanges, including NYSE specialists and the electronic matching systems of international exchanges;

     - Nasdaq's SuperMontage and Primex systems, which enable NASD members to trade electronically in Nasdaq-quoted stocks;

     - the NYSE's INSTITUTIONAL XPRESS(TM), NYSE OPENBOOK(TM) and NYSE DIRECT(TM) products;

     - ECNs, ATSs, electronic brokers and other electronic trading systems, including but not limited to Bloomberg Tradebook, and Archipelago (in March 2002, Archipelago merged with REDIBook);

     - automated trade execution services developed by third party vendors for commercialization in a wide range of financial products markets;

     - commercial banks and other financial institutions; and

     - trading system software companies.

     In our institutional equity securities business, both Instinet and Island compete on the basis of a number of factors, including:

     - total transaction cost;

     - amount and frequency of price improvement;

     - the depth and breadth of our liquidity pool;

     - our speed and quality of connectivity to other trading markets;

     - anonymity, attributable to customer orders;

     - functionality and ease of use of our trading platforms; and

     - reputation.

     Instinet also competes based upon the quality and availability of our value-added brokerage and research services.

     We have experienced intense price competition in our equity securities business in recent years that may continue as a result of the following factors:

     - continuing advances in technology;

     - price competition;

     - increased customer awareness and regulatory scrutiny of execution costs; and

     - continuing unbundling of financial services.

     Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. To maintain our customer base and attempt to counter this pressure, we have aggressively reduced pricing for our U.S. broker-dealer customers and introduced reduced fees for taking liquidity and rebates for providing liquidity. In addition, we seek to continue to innovate and use technology on a global basis to reduce transaction costs; increase customer awareness of the value of price improvement and the benefits we provide as a result of our core values of independence and neutrality, anonymity, equal and direct access and customer empowerment; maintain and expand our Nasdaq liquidity pool and the related benefits; and provide value-added brokerage and other services, tailored for our various types of customers.

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

     Competition may remain intense for the following principal reasons:

     - As the profitability of broker-dealers has come under significant pressure due to the general economic downturn, as well as the impact of decimalization, they have increasingly focused on price in their selection of trading services. If this trend continues, the price competition we have experienced in recent years, and in particular in the fourth quarter of 2001 and in 2002, may persist.

     - Nasdaq is a for-profit entity and has applied to become a national securities exchange. In addition, Nasdaq and the NYSE have announced plans to introduce services in order to attract additional order flow and trading volume. Implementation of these plans would put them in direct competition with us for order flow, liquidity and trading commissions.

     - Competitors who apply for and receive status as securities exchanges or facilities of an exchange will be able to benefit from their exclusive participation in the various NMS systems. As a result, these competitors may have an advantage over us in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and Nasdaq-quoted stocks. In addition, there may be other potential competitive advantages associated with securities exchange status, including a role in the governance of NMS systems, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to NMS systems, including ITS, which enables an ATS to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make its own orders available for execution through ITS. In addition, as exchanges, these competitors would become SROs or SRO facilities, no longer subject to regulation by the NASD or another SRO. One competitor, Archipelago, has already been approved and is operating as a facility of a U.S. stock exchange.

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

     - New competitors have emerged, including companies who provide use of order routers or similar technology, that may not need to have any securities industry experience or be subject to securities industry regulations and potentially may compete against us effectively with lower overhead costs. Some of these competitors may also be better positioned than we are to exploit recent developments in Internet-related technology and to build more attractive or flexible competing products that could capture some of our business.

     - A variety of existing companies may seek to expand their own businesses to compete against us because of the size of the securities markets, the relationships between information and trading, and the importance of technology in creating efficient trading systems. These potential competitors could include companies that provide trading services for products and services other than securities, software companies, information and media companies, and other companies that are not currently in the securities business.

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

     - As a result of decimalization and other factors, some market makers continue to move from a business model in which they trade as principal for their own account to an agency business model in which they charge commissions rather than profit from the "bid-ask" spread. The SEC's interpretation of Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis, may further encourage this trend. These developments may increase our competition, particularly in the provision of soft dollar programs.

     We compete with Nasdaq as a trading venue for Nasdaq-quoted stocks. We own an equity interest of less than 2% in Nasdaq. The NASD operates the ADF, through which Instinet meets its quotation display and order access requirements in Nasdaq-quoted stocks, regulates and polices the Nasdaq market, and regulates the activities of our U.S. broker-dealer subsidiaries through its own subsidiary, NASDR. The NASD also holds a controlling stake in Nasdaq. The NASD is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to Nasdaq's competitive benefit as a securities marketplace and our competitive disadvantage. In addition, we are required to allow the ADF to provide quotation and trade data to Nasdaq in its current role as exclusive SIP. NASD and Nasdaq (through NASD and as exclusive SIP) receive a share of the fees Nasdaq collects from market participants to whom it disseminates these data. This role has given Nasdaq certain financial and other competitive advantages. In recognition of Nasdaq's growing role as a competitor, however, it is expected to be replaced as the exclusive SIP in 2004. See "-- Industry Background" and "-- Regulation."

     For a further discussion of the risks relating to our competitive environment, see "Risk Factors -- We Face Substantial Competition That Could Reduce Our Market Share and Harm Our Financial Performance."

REGULATION

     As a securities broker, an operator of two systems considered ATSs and ECNs under SEC regulations and an operator of a clearing business for our own customers and third parties, we are subject to extensive regulation in the United States and in certain other jurisdictions in which we operate. This regulatory framework generally applies directly to our subsidiaries that are registered or licensed in the various jurisdictions. Instinet Corporation, The Island ECN, Inc., Island Execution Services, Inc., The Island Futures Exchange, Instinet Clearing Services, Inc., Lynch, Jones & Ryan, Inc., ProTrader Securities Limited Partnership and Harborview LLC are each registered as U.S. broker-dealers with, and are subject to regulation by, the SEC and other entities, as described below.

     The purpose of these regulations is to generally safeguard the integrity of the markets and to protect the interests of investors participating in those markets, rather than the interests of securities firms or their creditors or stockholders. As a result, these regulations cannot be expected to protect or further the interests of our company and may have the effect of limiting or curtailing our activities, including activities that might be profitable. Furthermore, additional rulemaking or the initiation of proceedings could adversely affect our business, financial results and condition, prospects and reputation.

     Regulation covers all aspects of our brokerage business, including:

     - registration of offices and personnel;

     - conduct of personnel;

     - access to our ATSs;

     - acceptance, execution, clearing and settlement of customer orders;

     - trading practices;

     - record keeping;

     - capital structure;

     - capacity, integrity and security standards for our trading systems;

     - sales practices and advertising; and

     - handling of customer funds and securities and supervision of accounts in connection with our wholesale business.

     In addition, our business may be significantly affected by regulation that extends to the structure of the markets for equities securities.

     The various governmental authorities and industry SROs that supervise and regulate us generally have broad enforcement powers. If we fail to remain in regulatory compliance, we could be censored or fined. Alternatively, regulators could issue cease-and-desist orders against us, prohibit us from engaging in some of our businesses, or suspend or expel us or any of our officers or employees from the securities industry. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties. In the case of non-compliance, we could also, in some situations, be subject to civil lawsuits by customers, in some cases for substantial damages. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel.

  Our U.S. Activities

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Our U.S. brokerage and clearing subsidiaries are registered with the SEC as broker-dealers, and our brokerage subsidiary, Instinet Corporation, is also registered with the SEC as an investment advisor. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which has been designated by the SEC as our principal regulator. The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealer industry and govern the market structure of Nasdaq and the ADF. These rules regulate the conduct of our U.S. broker-dealer subsidiaries and their activities in Nasdaq-quoted and U.S. exchange-listed stocks. The NASD, through its subsidiary, NASDR, also conducts periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealer and clearing subsidiaries also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business. Instinet Corporation, Instinet Clearing Services, Inc., The Island ECN, Inc., Island Execution Services, Inc., Lynch, Jones & Ryan, Inc., ProTrader Securities Limited Partnership and Harborview LLC are also subject to regulation by the exchanges of which they are members.

     In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation (SIPC). SIPC provides certain protection for customers' accounts in the event of the liquidation of a broker-dealer. SIPC is funded through assessments on registered broker-dealers, including us.

     This regulatory environment is also subject to change. Our business, financial condition and operating results may be adversely affected as a result of new or revised regulations or rules imposed by the SEC, other U.S. regulatory authorities or self-regulatory organizations, such as the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC, other regulatory authorities and SROs.

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

  The Order Handling Rules

     Starting in 1994, the SEC and the U.S. Department of Justice conducted anti-trust investigations of the NASD and the Nasdaq market, including the market makers, addressing concerns of fraud, price fixing and collusion. In December 1997, 30 major brokerage firms and the Department of Justice entered into a settlement of these anti-trust proceedings. In a report discussing deficiencies in the NASD's oversight of the Nasdaq market and the NASD's failure to enforce broker-dealer compliance with NASD rules and the requirements of the federal securities laws, the SEC specifically noted that we were not a subject of the Department of Justice investigation or the SEC report. In response to the findings of these investigations, the SEC adopted the order handling rules for market makers and exchange specialists in 1996. These rules took effect with respect to Nasdaq-quoted stocks in 1997.

     The order handling rules prohibit a market maker or exchange specialist from displaying its own limit order for a security through an ECN at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that security and permits execution against those orders through the facilities, or pursuant to the rules, of a SROs. Similarly, a market maker that receives a limit order better than its own published quote must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. Regulation ATS, discussed below, requires display of institutional orders that represent the best price on a quote montage operated by a SROs.

     When the order handling rules were introduced, Instinet was the first and only existing ECN, and the best bids and offers from the Instinet trading system were directly displayed for the first time in the Nasdaq quote montage. The order handling rules, however, facilitated the proliferation of ECNs by providing a role for ECNs in the display and execution of orders. As additional ECNs came into existence, their quotes were also displayed in the Nasdaq quote montage, which has produced greater price transparency for investors in the market for Nasdaq-quoted stocks and resulted in greater competition for us.

     Since the introduction of the order handling rules, the SEC's Division of Market Regulation has issued a series of "no-action" letters to our Instinet ATS and the Island ATS over a number of years verifying and extending the Instinet ATS's and the Island ATS's status as ECNs in compliance with these rules. The most recent "no-action" letters for each of the Instinet ATS and the Island ATS are valid until July 6, 2003. The Division continues to condition its "no-action" positions upon, among other things, specified limitations on the fees we charge brokers who are not subscribers to our systems for executing orders on our systems displayed on an SRO through the SRO's facilities or according to the SRO's rules (fees commonly known as "access fees"). The Division also conditions its positions upon our representation that the trade execution and communication systems of each of our ATSs is able to handle anticipated present and future peak trading volumes. In connection with its annual examination of the capacity of market participants, the Division has in the past raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity, which we believe we have addressed. The Division also has in the past raised issues regarding our access fees. We expect that the Division will continue to extend its "no-action" positions, but we cannot assure you that it will do so or that its applicable rules or the enforcement of those rules will not change.

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

     The requirements of Regulation ATS applicable to us include:

     - mandatory public display of the best-priced buy and sell orders displayed within our systems to subscribers through an SRO and providing broker-dealers with access to these orders via an SRO's facilities or according to an SRO's rules;

     - limitations on the fees charged to broker-dealers for accessing system orders displayed through an SRO, and compliance with SRO rules relating to these fees;

     - the establishment of written standards for granting access to trading on our systems, and not unreasonably prohibiting or limiting access to the services offered by our systems by applying these access standards in an unfair or discriminatory manner;

     - the establishment of and application of capacity, integrity and security standards; and

     - additional notice, recordkeeping, reporting, confidential treatment and other requirements.

     We have modified and enhanced our trading systems to comply with Regulation ATS and continue to review and monitor our systems and procedures for compliance.

  Exchange Registration and the Island Exchange Application

     As a consequence of their compliance with the requirements of Regulation ATS, neither the Instinet ATS nor the Island ATS is currently required to register as a national securities exchange under applicable U.S. securities laws. However, if the Island ATS and the Instinet ATS are integrated over time, it is possible that our combined future share of the average daily trading volume in specified securities or classes of securities could result in an SEC determination that exchange registration is necessary. In addition, Island submitted an application in draft with the SEC staff for registration as a national securities exchange on June 28, 1999. If the SEC were to require either or both of our two ATSs to register as a national securities exchange, or if any of our subsidiaries were to voluntarily register as a national securities exchange, we could become subject to substantial additional regulation. Among other consequences, we might also be required to comply with fair representation or ownership requirements.

     Under our amended and restated corporate agreement with Reuters, in the event the SEC seeks to require either or both of our ATSs to register as a national securities exchange, we have agreed to take all commercially reasonable actions to mitigate the effect of such actions on Reuters rights, including the implementation of appropriate changes in our corporate structure and operations, although we would not be required to take any action that would have a material adverse effect on any material part of our business or its consolidated financial condition or results of operations. In addition, neither of our ATSs nor any of our subsidiaries may voluntarily register as a national securities exchange without the prior written consent of Reuters if such registration would materially affect Reuters ability to exercise its voting and other rights related to its ownership of our common shares.

  Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

     Under Regulation ATS, an ATS meeting certain trading volume thresholds during four calendar months in any six calendar month period in securities for which it displays quotation data must provide to an SRO its best bid and offer data for those securities and must provide other broker-dealers execution access to such quotes. Both of our ATSs currently provide all of their quotation data for Nasdaq-quoted stocks to various SROs in order to comply with Regulation ATS. Until recently, neither of our ATSs had met the trading volume thresholds for any U.S. exchange-listed stocks. In Fall 2002, however, both our Instinet ATS and our Island ATS reached the trading volume thresholds in four of the prior six calendar months in exchange-traded funds reflecting the Dow Jones Industrial Average Index (known as Diamonds), the Standard & Poor's 500 Index (or SPYs) and the Nasdaq-100 Index (known as QQQs). The NASD provides its ATS members the ability to meet their Regulation ATS quote display and order access requirements for U.S. exchange-listed stocks through its Nasdaq Intermarket system, also commonly referred to as CAES/ITS. On November 4, 2002, Instinet began providing its quotation data for SPYs and QQQs through CAES/ITS and on December 2, 2002, began providing its quotation data for Diamonds through CAES/ITS. Instead of providing its quotation data for U.S. exchange-listed stocks to an SRO, however, Island discontinued the display of order information for these stocks, although it still permits subscribers to trade these stocks on a non-displayed basis, in accordance with Regulation ATS.

     Under current SRO regulations, ATSs that provide quotation data for U.S. exchange-listed stocks to an SRO, including our Instinet ATS, are subject to the rules of the ITS Plan. The ITS Plan imposes limitations and provides remedies with respect to transactions by members of ITS participant markets that involve a "trade-through" of bids and offers. A trade-through occurs when a market participant trades at a price that is inferior to a price displayed in another participating market. The ITS Plan also imposes certain requirements when market participants "lock" the market -- display bids and offers at prices that equal offers and bids from other market participants -- or "cross" the market -- display bids that exceed offers or display offers that are less than bids of another market participant -- for a particular security. Quotations in U.S. exchange-listed stocks displayed on our Instinet ATS and Island ATS frequently "lock" or "cross" other markets.

     On September 23, 2002, an SEC order became effective that granted a temporary de minimis exemption from the ITS trade-through rule for the trading of SPYs, QQQs and Diamonds. This temporary de minimis exemption, which ends on June 4, 2003, enables ATSs and other market participants to effect trade-throughs up to three cents away from the current best bid and offer in these three stocks. This temporary de minimis exemption has facilitated the ability of our Instinet ATS to continue to display quotations in and maintain its market share and liquidity pool in SPYs, QQQs, and Diamonds. Without the de minimis exception, our Instinet ATS would be required either to discontinue the display of order information in SPYs, QQQs, and Diamonds or to continue its participation in CAES/ITS or another SRO's, market with restrictions on its ability to execute trades that would result in trade-through and to display aggressively priced orders. Either alternative could have a significant adverse effect on Instinet's ability to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

     Because of its concerns regarding the ITS Plan restrictions, notwithstanding the temporary de minimis exemption from the trade-through rules, effective September 23, 2002, Island discontinued the display of order information for QQQs, Diamonds and SPYs, although it still permits subscribers to trade those stocks on a non-displayed basis. This has resulted in a decline in Island's market share in these stocks, which may have a negative impact on our financial results or our business. Island is currently exploring alternatives to enable it to provide quotation data for U.S. exchange-listed stocks in compliance with the requirements of Regulation ATS, including limited participation in CAES/ITS or another SRO's market.

     We have been engaged in discussions with the SEC regarding issues relating to the ITS Plan rules and their application to our two ATSs, but we are unable to predict the outcome of these discussions.

  SuperMontage

     On January 10, 2001, the SEC approved the NASD's rule changes creating SuperMontage, a new trading platform for the Nasdaq market. Nasdaq completed its implementation of SuperMontage on December 2, 2002. Any ECN or market maker using Nasdaq facilities to display quotations in Nasdaq-quoted stocks or to access quotations on Nasdaq is now required to use SuperMontage. SuperMontage significantly altered the way the Nasdaq market operates. SuperMontage combines a computer display containing more bid and offer information about trading interest in individual Nasdaq-quoted stocks than was previously displayed and new rules establishing the execution priority of quotes and orders submitted to Nasdaq. Unlike its predecessor, SuperSoes, SuperMontage also includes functionality that facilitates participation by ECNs on the platform.

     Neither of our two ATSs currently displays its quotations in Nasdaq-quoted stocks on SuperMontage. The Instinet ATS does provide its subscribers with the ability to route orders for execution on SuperMontage. Our Instinet ATS currently displays its quotations on the NASD's Alternative Display Facility, while our Island ATS displays its quotations on the Cincinnati Stock Exchange. If either of our ATSs were to display quotations on SuperMontage, the system's execution priority rules contain provisions that could disadvantage us by comparison to market makers and any ATS that does not charge fees to broker-dealers for accessing orders in its trading system through Nasdaq.

     In addition, on January 31, 2003, the SEC approved a 90-day pilot program to enable broker-dealers not registered as market makers to enter non-marketable limit orders directly on SuperMontage for execution. This pilot program allows Nasdaq for the first time to compete with the Instinet and Island ATSs and other market centers in attracting orders that provide liquidity from non-market maker broker-dealers.

  Nasdaq Exchange Application

     Nasdaq is in the process of becoming a for-profit exchange, independent from the NASD. On March 15, 2001, Nasdaq submitted its application for registration as a national securities exchange to the SEC. By operating as an exchange with SuperMontage as its trading platform, Nasdaq is continuing to evolve as a direct competitor of ATSs. If Nasdaq is approved as an exchange, we are unable to predict what changes to its operations it might propose or eventually implement. We are also unable to predict what impact Nasdaq's registration as an exchange may have on our business.

  Alternative Display Facility and Securities Information Processor

     Even if Nasdaq gains status as a securities exchange, the NASD will continue to have an obligation to collect quotations and trade reports from NASD member firms seeking to trade U.S. exchange-listed stocks -- which would then include Nasdaq-listed stocks -- other than on an exchange. This was a factor in the SEC's decision to condition its approval of SuperMontage on the NASD establishing an alternative facility to SuperMontage that market makers and ECNs could use to meet their quotation display, order access and trade reporting obligations. On July 27, 2002, the SEC approved the NASD's proposal for the ADF as a nine-month pilot program restricted to Nasdaq-quoted stocks. The ADF pilot displays quotes and collects trade reports, but keeps the NASD's obligations to operate a market to a minimum. The ADF pilot does not provide for order execution or routing services. As a result, ADF market participants themselves are required to provide NASD member broker-dealers with electronic access to their quotations. The NASD's pending proposal for ADF trading of U.S. exchange-listed stocks would provide ADF participants the choice of meeting their order access obligations through ITS or by providing other market participants with electronic access to their quotes themselves. On October 14, 2002, Instinet began utilizing the ADF pilot to meet its quotation display and order access requirements under SEC rules, and since December 2, 2002, when SuperMontage became fully implemented, has met these requirements for all Nasdaq-quoted stocks through the ADF pilot. In February 2003, Instinet also began to use the ADF pilot to meet its trade reporting obligations. We continue to review and consider the implications of our participation in the ADF for our business. Island currently uses the Cincinnati Stock Exchange, not the ADF, to meet its quotation display, order access and trade reporting obligations in Nasdaq-quoted stocks.

     Another pending change to the Nasdaq market structure, in recognition of Nasdaq's growing role as a competitor, is the anticipated replacement in 2004 of Nasdaq as the exclusive SIP. This role has given Nasdaq financial and other competitive advantages. The replacement is also expected to be an exclusive SIP but may not compete directly with us.

  Market Data Revenues

     In the past, the Island ATS has earned market data revenues by participating in market data revenue-sharing programs and other revenue-sharing programs provided by Nasdaq and the CSE. Market data revenues consist of a portion of the fees that the SROs and Nasdaq receive for selling quotation and transaction data to independent market data providers and market participants such as broker-dealers. On

July 2, 2002, the SEC announced that it had abrogated proposals that were submitted by several markets, including Nasdaq and the CSE, to continue certain of their market data revenue-sharing programs. As a result, the Nasdaq and the CSE revenue-sharing programs from which Island has earned most of its market data revenues were suspended, and Island suspended its market data revenue-sharing program. The Nasdaq market data revenue-sharing program for U.S. exchange-listed stocks, which had represented a substantial portion of Island's market data revenues, was subsequently reinstated. The CSE has submitted a proposal to share a reduced proportion of the market data revenues it receives (50% instead of 75%) in Nasdaq-quoted stocks. The SEC, however, has not taken any action on this or any other market data revenue-sharing programs for Nasdaq-quoted stocks, and we cannot assure you that the SEC will approve any of them. In addition, we cannot assure you that the market data revenue-sharing programs for U.S. exchange-listed stocks will continue or remain in their current form.

  NASD Fees

     The NASD has also partially implemented proposed changes in its fee structure, including the introduction of a fee based on all NASD members' transactions in U.S. exchange-listed and Nasdaq-quoted stocks regardless of where those transactions occur. The NASD's new trading activity fee requires NASD member clearing firms to report and remit payment to the NASD on a monthly basis based on the trading activity cleared and settled by the firm on behalf of itself and other NASD members. We are unable to predict what impact these fee changes and required reporting will have on our business, financial condition or operating results. However, the NASD has established an exemption from the trading activity fee for NASD members that act as agent on behalf of another NASD member. As a result of the exemption, both of our ATSs have experienced a reduction in their transaction- based NASD regulatory fees. Because the NASD's proposed fee structure is still subject to review by the SEC, we are unable to predict what impact the final provisions of the fee structure will have.

  Decimalization

     The introduction of decimalization in April 2001 has also had an impact on the U.S. securities markets and increased competition for ATSs. Decimalization may assist investors in obtaining price improvement because improvement in smaller increments is possible. Because decimalization narrows average trading spreads, it has also had a significant negative impact on the profitability of traditional broker-dealers. As a result, we have received, and may continue to receive, fewer orders from our broker-dealer customers. We believe that decimalization has led to traditional broker-dealers executing a higher percentage of their customers' orders internally (a practice known as internalization) instead of routing them to external market centers, for execution, because the additional price risk they incur to fill orders internally has decreased to as little as a penny a share. Increased internalization by traditional broker-dealers has also reduced, and could continue to reduce, our order flow.

     In addition, the decline in broker-dealer profitability has resulted in some market makers moving from a business model in which they trade as principal for their own account to an agency business model. The SEC's interpretation of
Section 28(e) of the Exchange Act, discussed below, may further encourage this trend, which may increase our competition.

  Section 28(e)

     Section 28(e) of the Exchange Act creates a limited safe harbor that allows investment advisers to cause their client accounts to pay more than the lowest available commission rate, as long as the adviser determines in good faith that the commission is reasonable in relation to the value of the research and brokerage services the broker provides to the adviser. In December, 2001, the SEC issued an expanded interpretation of Section 28(e) allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a "riskless" principal basis, rather than only on an agency basis (which is how Instinet executes transactions). Coupled with the move of some market makers from a business model in which they trade as principal for their own account to an agency business model as a result of decimalization, this SEC interpretation may create greater competition for our soft dollar business.

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

  Nasdaq Market Data-Related Rule Changes

     Instead of using consolidated market data for Nasdaq-quoted stocks for closing price calculations and meeting certain market data-related regulatory requirements, Nasdaq has undertaken to obtain, and in some cases already obtained, SEC approval to establish Nasdaq-specific market data for these purposes. For example, Nasdaq has sought to obtain SEC approval of a rule change seeking to establish a Nasdaq official closing price and is actively marketing its use instead of the consolidated closing price for market participants' closing price-related activities. In addition, Nasdaq has received approval to require market participants using Nasdaq facilities to execute or report trades to use the Nasdaq best bid instead of the consolidated best bid in meeting their short sale regulatory requirements.

  Regulation of Clearing Activities

     We are a self-clearing broker in the United States through our subsidiary Instinet Clearing Services, Inc. We also have a correspondent clearing business in which we provide clearing services in the United States for broker-dealers that are not affiliated with us. Brokers that clear their own trades or clear trades for other broker-dealers are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to civil penalties imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our customers, the customers of our wholesale customers and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

     In addition, securities industry regulators in the United States continues to review the extent to which clearing firms should be held accountable for the improper activities of the broker-dealers for which they provide clearing services. We cannot assure you that our procedures will be sufficient to protect us from liability for the acts of broker-dealers that use our correspondent clearing services under current laws and regulations. We can also not assure you that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations in a manner that would increase our potential liability.

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

  Other U.S. Regulation

     The SEC and NASD are currently considering, and we are periodically in discussions with them regarding, other regulatory issues. These currently include:

     - data dissemination requirements;

     - the capacity, scalability and back-up of our trading systems; and

     - rules affecting market interaction and sharing of regulatory costs in the trading of Nasdaq-quoted securities.

     We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure and regulatory framework, although these issues or other issues of market structure may have a significant impact on our equities business. In this regard, we may consider it desirable to modify the regulatory position for either or both of our two ECNs to advance our business strategy. Potential steps could include the creation of new subsidiaries regulated in the United States or abroad, the establishment of linkages that would enable us to act as a facility of a registered national securities exchange, the display of some or all of our orders in Nasdaq-quoted stocks on another exchange, the reporting of additional trades to the ADF or to another exchange, or efforts to register as an exchange to conduct some or all of our business.

     Our business, especially our communications with and connectivity to customers, increasingly relies on the Internet and other electronic communications gateways. We are in the process of expanding use of these gateways. Although to date the use of the Internet has been relatively free from regulatory restraints, the SEC, certain SROs and certain states are beginning to address the regulatory issues that may arise in connection with the use of the Internet for securities and financial services transactions. Accordingly, new regulations or interpretations may be adopted that could constrain our ability and our customers' ability to transact business through the Internet or other electronic communications gateways and could have a material adverse effect on our business, financial condition and operating results.

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

     The securities industry in the member states of the European Union (EU) is regulated by a number of agencies in each member state. European Union legislation, however, allows investment firms like us to obtain single authorization, or "passport", which is generally valid throughout the European Union and which in particular allows for remote membership of regulated markets or exchanges. Because our largest international operations are in the United Kingdom, our principal European regulator is the Financial Services Authority and we currently "passport" out of the UK into most EU member states.

     European legislation governing investment services (Investment Services Directive) is currently being amended and the European Commission has proposed new rules for investment firms operating ATSs. These new rules are likely to be based on the ATS standards already agreed upon and published by the Committee of European Securities Regulators (CESR) in July 2002. The seven main CESR standards require investment firms to notify regulators that they are operating an ATS; to ensure that users are treated fairly; to provide price transparency; to monitor user compliance with the rules of the system; to assist regulators in preventing market manipulation; to have adequate systems capacity; and to explain their arrangements for clearing and settlement. The Investment Services Directive is expected to be adopted in 2004 and to take effect in either 2005 or 2006. However, it is anticipated that the UK FSA will implement the CESR standards prior to the implementation of the Investment Services Directive, probably in 2004. We are unable at this time to predict how these proposed changes will affect our business.

     The provision of investment services is also regulated by other agencies in other jurisdictions outside of the European Union in which we operate, such as the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong and the Financial Supervisory Authority in Japan.

     Any of these non-U.S. regulatory agencies, as well as many non-U.S. exchanges of which we are a member, may conduct administrative proceedings against us which could result in censure, fine, the prevention of activities or our suspension or expulsion from their country or exchange as an investment services provider. The applicable regulations cover minimum financial resource requirements and conduct of business rules for all authorized investment businesses.

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

                         RISKS RELATED TO OUR INDUSTRY

ECONOMIC, POLITICAL AND MARKET FACTORS BEYOND OUR CONTROL COULD REDUCE DEMAND FOR OUR SERVICES AND HARM OUR BUSINESS

     We earn revenues primarily from securities brokerage and related services and expect to continue to do so. The demand for these services is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions; unforeseen market closures or other disruptions in trading; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; currency exchange rates; and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. The continuing weak and uncertain economic climate, increased unemployment rates, reduced capital raising activities, decreased market capitalization, ongoing geopolitical and global conflicts and the current corporate governance and accounting issues have led to decreasing trading volumes and intensified price competition and generally a more difficult business environment for us. These conditions may continue or worsen, which could have a material adverse effect on our business, financial condition and operating results.

DECREASES IN TRADING VOLUMES OR PRICES COULD HARM OUR BUSINESS AND PROFITABILITY

     Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our trade execution, brokerage, and related activities. In addition, our revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded), which are adversely affected by price declines. Our profitability would be adversely affected by a decline in our revenues because a significant portion of our costs is fixed. The continuing decline in trading volumes has had, and may continue to have, a significant adverse effect on our business, financial condition and operating results. Our competitors with more diversified business lines might withstand these declines better than we could.

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

     Consolidation and alliances within the industry have resulted, and may continue to result, in increasingly intense competition. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. banks and other financial institutions that may also have long-standing, well-established and, in some cases, dominant positions in their trading markets. If we are not able to compete successfully in the future, our business, financial condition and operating results could be adversely affected.

     We compete with Nasdaq as a trading venue for Nasdaq-quoted stocks. The NASD regulates the activities of our U.S. broker-dealer subsidiaries, has a significant ownership interest in Nasdaq, operates the ADF, and regulates and polices the Nasdaq market. The NASD, either directly or through its subsidiaries, is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to Nasdaq's competitive benefit as a securities marketplace and our competitive disadvantage.

     Nasdaq has applied to register as a national securities exchange, and another of our competitors has been approved to serve as a facility of an existing exchange. Competitors that receive status as a national securities exchange or operate as a facility of an exchange will be able to gain certain benefits from their exclusive participation in the various NMS systems. These benefits may give these competitors an advantage over us in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and Nasdaq-quoted stocks. In addition, by operating as an exchange independent from the NASD with SuperMontage as its trading platform, Nasdaq is continuing to evolve as a direct competitor of ATSs, including Instinet and Island, which could negatively impact our business, financial condition and operating results.

     We have experienced intense price competition in our equity securities business in recent years. Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. As a result, we have aggressively reduced pricing for our U.S. broker-dealer customers and introduced reduced fees for taking liquidity and rebates for providing liquidity. These pricing changes have caused the transaction fee revenue we receive from this customer group to decline significantly and could cause the transaction fee revenue Instinet receives from this customer group to continue to decline, even if their volumes increase. As a result of our reduced pricing for our U.S. broker-dealer customers, we have experienced a decline in revenue and volatility in our market share. As a result of these pricing changes, we have taken, and will continue to take, actions to reduce costs, which may include reducing our staff levels, consolidating our facilities, and reducing operational and transaction-related expenses, among other alternatives. In part, as a result of these pricing changes, we reported a net loss of $735.2 million, or $2.71 per share, for 2002. We expect intense competition to continue, and if it does so or intensifies, we could lose further market share and revenue.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY LIMIT OUR ACTIVITIES

General

     The securities markets and the brokerage industry in which we operate are highly regulated. In our case, the impact of regulation extends beyond "traditional" areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets. We are subject to regulation as a securities broker, as an ATS and an ECN, and as an operator of a clearing business for our own customers and third parties. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable, or causing us to modify our business model in ways that may adversely affect our revenues.

ATS Status and Exchange Registration

     As a result of our compliance with the requirements of Regulation ATS, neither of our two ATSs currently is required to register as a national securities exchange. It is possible that in the future the SEC could make a determination that exchange registration is necessary. Our Island ATS filed an application in draft form for registration as a national securities exchange with the SEC. If the SEC were to require either or both of our two ATSs to register as a national securities exchange, or if any of our subsidiaries were to voluntarily register as a national securities exchange, we could become subject to substantial additional regulation, which might reduce our operational flexibility in ways that could have a material adverse effect on our business. Among other consequences, we might also be required to comply with fair representation or ownership requirements. These requirements could adversely affect our operations and could also result in material limitations or restrictions on Reuters equity interest in us or Reuters ability to exercise its voting and other governance rights in the manner contemplated by our amended and restated corporate agreement with Reuters. In addition, we cannot assure you that Reuters would not withhold its consent to the voluntary registration of our ATSs or any of our subsidiaries as a national securities exchange, even if our management determines that exchange registration would be beneficial to us or one of our subsidiaries.

Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

     The requirements of Regulation ATS requiring ATSs to display quotation data and provide order execution access for securities for which certain trading volume thresholds have been met, as well as the rules of the ITS Plan for ATSs that provide quotation data for U.S. exchange-listed stocks to an SRO, could have a significant adverse effect on our business, financial condition and operating results, including the following:

     - Our Instinet ATS's provision of quotes in SPYs, QQQs and Diamonds through CAES/ITS could have a significant negative impact on our trading volumes in those stocks.

     - We cannot assure you that the SEC will extend the temporary de minimis exemption from the trade-through rules of the ITS Plan beyond June 4, 2003 or extend it to any other U.S. exchange-listed stocks in which we may cross the Regulation ATS trading volume thresholds. Without the de minimis exception, our Instinet ATS would be required either to discontinue the display of order information in SPYs, QQQs, and Diamonds or to continue its participation in CAES/ITS or another SRO's market with restrictions on its ability to execute trades that would result in trade-through and to display aggressively priced orders. Either alternative could have a significant adverse effect on the ability of our Instinet ATS to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

     - Our Island ATS's discontinuation of the display of order information in SPYs, QQQs and Diamonds has resulted in a decline in Island's market share in these stocks. Island is currently exploring alternatives to enable it to provide quotation data for U.S. exchange-listed stocks in compliance with the requirements of Regulation ATS, including limited participation in CAES/ITS or another SRO's market. However, we cannot assure you that it will find a viable mechanism to participate in an SRO market in these stocks or that it will do so in a manner that will avoid an adverse effect on our business, financial condition and operating results.

     - We cannot assure you that either of our two ATSs will not reach the ATS trading volume thresholds in other U.S. exchange-listed stocks, requiring us either to provide quotes and comply with ITS Plan rules or discontinue the display of order information.

     We have been engaged in discussions with the SEC regarding issues relating to the ITS Plan rules and their application to our two ATSs but have been unable to reach a satisfactory resolution of the relevant commercial and regulatory issues. We intend to continue to work on solutions to these issues and to discuss them with the SEC; however, we are unable to predict the outcome of these discussions.

STRUCTURAL DEVELOPMENTS IN THE MARKETS IN WHICH WE OPERATE MAY PLACE US AT A COMPETITIVE DISADVANTAGE

     The structure of the Nasdaq stock market is currently undergoing a fundamental change, which may place us at a competitive disadvantage, adversely affecting our business, financial condition and operating results.

     Nasdaq has moved from a quote-driven display system to an order-driven execution system that directly competes with ECNs and ATSs. SuperMontage, Nasdaq's new trading platform which Nasdaq completed implementing on December 2, 2002, incorporates enhanced functionality, including the display of more quotation information than was previously displayed. We are unable to predict how successful SuperMontage will be as a direct competitor to our ATSs, but it could cause us to receive fewer orders and execute fewer orders in our liquidity pools for Nasdaq-quoted stocks, leading to a reduction in our liquidity pools. In addition, Nasdaq's current pilot program to enable broker-dealers not registered as market makers to enter non-marketable limit orders directly on SuperMontage for execution allows Nasdaq for the first time to compete with the Instinet and Island ATSs and other market centers in attracting orders that provide liquidity from non-market maker broker-dealers. We are unable to predict the extent to which Nasdaq will be successful in attracting liquidity-providing orders from these broker-dealers, but to the extent it is, this pilot program may result in our receiving fewer orders that provide liquidity in Nasdaq-quoted stocks and therefore executing fewer orders in our liquidity pools in these stocks.

     Since the full implementation of SuperMontage on December 2, 2002, our Instinet ATS has met its quotation display and order access requirements for all Nasdaq-quoted stocks through the NASD's ADF. In February 2003, Instinet also began to use the ADF to meet its trade reporting obligations. The ADF has only been approved as a pilot program for nine months and the approval is limited to Nasdaq-quoted stocks only. As the ADF is a relatively new system, we cannot assure you that the ADF will continue to provide a fully operational alternative to SuperMontage or that the ADF will prove to be a commercially viable facility. We also cannot assure you that its functionality will prove acceptable to our customers. In addition, the rules, fees and functionality of the ADF could place us at a commercial disadvantage to our competitors. For example, the ADF does not provide for order execution or routing services. As a result, ADF market participants themselves are required to provide NASD member broker-dealers with electronic access, either directly or indirectly, to their quotations, which could create additional costs for those participants, including our Instinet ATS. The current ADF fee structure also contains certain features that could cause fees to fall disproportionately on ECNs that do not meet certain trade reporting thresholds, further increasing costs for some participants (including our Instinet ATS). We are unable to predict accurately at this time the impact the ADF or our Instinet ATS's participation in it will have on our business. The ADF's rules, fees and functionality remain subject to change and further approval by the SEC, and we cannot predict the final features of the ADF.

     We cannot assure you that the decision of our Instinet ATS to use SuperMontage only for order routing, and the decision of our Island ATS not to use SuperMontage at all, will not have a significant negative impact on the order flow of our two ATSs or their other business related to Nasdaq-quoted stocks. In addition, if at any time our Instinet ATS were to be unable to use the ADF or our Island ATS were unable to use the Cincinnati Stock Exchange to meet their regulatory requirements, we would be required to consider possible alternatives, including participation in SuperMontage. We cannot assure you that any of these alternatives would not have a significant material adverse effect on our business. In particular, if either of our ATSs were to display quotations on SuperMontage, the system's execution priority rules contain provisions that could disadvantage us by comparison to market makers and any ECN that does not charge fees to broker-dealers for accessing orders in its trading system through Nasdaq.

OUR BUSINESS MAY BE AFFECTED BY SEC ACTIONS RELATING TO ECNS

General

     The SEC regularly considers a variety of regulations or interpretative initiatives with respect to the structure of the equity securities markets, including initiatives intended to reduce fragmentation, integrate ECNs and ATSs into the NMS and create a national consolidated limit order book. Future SEC rulemakings or interpretations in this area could adversely affect our business, financial condition and operating results.

Access Fees

     The SEC is currently considering, and we are periodically in discussions with it regarding, other important issues, such as the fees (including subscriber and non-subscriber access fees) ECNs charge, the levels of those fees, the circumstances in which access fees may be charged and the criteria for customers' access to an ECN's system and the requirements of Regulation ATS. For example, the SEC has, at times, approved rules or issued interpretations that directly govern how we determine prices for different types of customers and services. We are currently in a dispute with certain of our customers regarding the application of these rules or interpretations to our past pricing policies. We are unable to predict the outcome of this dispute. See also "Legal Proceedings." Future SEC rules or interpretations regarding any of these issues could have a significant and material adverse impact on our equity securities business. We are currently discussing the application of those rules and interpretations with the SEC, and we are unable to predict the outcome of these discussions. We also continue to evaluate our services and the fees we charge for them. The Instinet ATS implemented a new pricing policy that took effect on August 1, 2002, and the Island ATS implemented a new pricing policy that took effect on September 5, 2002. A further change in pricing became effective on October 21, 2002.

     The Island ECN has received a subpoena from the SEC for information regarding Island's access policies, including pricing, in connection with an investigation by the SEC of possible non-compliance with certain provisions of Regulation ATS by certain ECNs. The Island ECN has submitted its complete response to the subpoena. We currently do not know the intended scope or primary objectives of this investigation and cannot predict its outcome, but it could have a significant adverse effect on our equity securities business.

Market Data Revenue

     In July 2002, the SEC abrogated certain market data revenue sharing programs. Market data revenues represented approximately 5% and 14% of Island's total revenues for 2001 and the first three months of 2002, respectively. For the first three months of 2002, these revenues were offset in part by market data rebates that Island paid to some of its customers. Since then, the SEC has not taken any action on SRO proposals to reinstate market data revenue sharing programs in Nasdaq-quoted stocks. In addition, we cannot assure you that the market data revenue sharing programs for U.S. exchange-listed stocks will continue or remain in their current form. As a result, we cannot assure you that our Island ATS will continue to earn market data revenues or, if it does, what the level of those revenues will be in the future. If our Island ATS is unable to resume earning market data revenue for Nasdaq-quoted stocks or continue earning market data revenue for U.S. exchange-listed stocks, this could adversely affect our business, financial condition and operating results. We also cannot predict the impact of the suspension of Island market data revenue rebates sharing on our business, financial condition and operating results.

     In addition, the Island ECN received a subpoena from the SEC for information regarding trading and market rebate practices with respect to some of Island's market data revenue rebate programs, in connection with an investigation by the SEC of customer trading practices in some exchange-traded funds. The Island ECN has submitted its complete response to the subpoena. We currently do not know the intended scope or primary objectives of this investigation and cannot predict its outcome, but it could have a significant adverse effect on our equity securities business.

REGULATORY CHANGES COULD ADVERSELY AFFECT OUR BUSINESS

     The securities industry generally has been and is subject to continuous regulatory changes, including changes in the rules of the SEC and of self-regulatory organizations such as the NYSE and the NASD. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business. Although regulatory changes can affect all aspects of our business, the markets for equity securities have been subject to the most significant regulatory changes. Our activities as an agency broker in equity securities are the principal source of our revenues and profits.

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

     - The NASD has also partially implemented proposed changes in its fee structure, including the introduction of a new trading activity fee and related reporting requirements for transactions in U.S. exchange-listed and Nasdaq-quoted stocks regardless of where those transactions occur. We are unable to predict what impact these fee changes and required reporting will have on our business, financial condition or operating results. Although an exemption from the trading activity fee was established for NASD members that act as agent on behalf of another NASD member, which has reduced the fees of our two ATSs, we can not assure you that this exemption will continue to be available. Because the NASD's proposed fee structure is still subject to review by the SEC, we are unable to predict what impact the final provisions of the fee structure will have.

     - The SEC's Division of Market Regulation has issued a series of "no-action" letters to our Instinet ATS and our Island ATS over a number of years verifying and extending the status our two ATSs as ECNs. The most recent "no-action" letters for each of our two ATSs are valid until July 6, 2003. The Division's "no-action" positions are subject to our continuing to satisfy certain conditions, including those regarding our systems capacity, fair access for participants and a limitation on our maximum access fees. See "Risks Related to Our Business -- Insufficient Systems Capacity or Systems Failures Could Harm Our Business." Our recent acquisition of The Island ECN may also affect the Division's view of both businesses. We are in discussions with the Division from time to time regarding these issues, and we cannot assure you that the Division will continue to extend its "no-action" positions. An adverse change in any of the Division's positions could interfere with the ability of the Instinet ATS and the Island ATS to act as an ECN or participate in the ADF, CAES/ITS, CSE, or other markets and thereby have a material adverse effect on our business, financial condition and operating results.

     Nasdaq has sought to obtain, and in some cases already obtained, SEC approval of several rule changes that would have the result of establishing Nasdaq-specific market data for use in closing price calculations and for meeting certain regulatory requirements in Nasdaq-quoted stocks. We are unable to predict the impact of the approval and implementation of these proposals, including whether they will result in market participants directing a greater percentage of order flow to Nasdaq as opposed to either of our two ATSs.

INTERNATIONAL REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

     The financial services industry, including the securities brokerage business, is heavily regulated in many jurisdictions outside the United States. We are required to comply with the regulatory regime of each country in which we conduct business, as well as the regulations of each exchange of which we are a member. The varying requirements of these jurisdictions may adversely affect our business or limit our ability to expand our international operations. We may not be able to obtain the necessary regulatory approvals for planned expansion; if approvals are obtained, they may impose restrictions on our business; or we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a materially adverse effect on our operations in that market and on our reputation generally. Changes in regulations or changes in the interpretation or enforcement of existing regulation outside the United States may adversely affect our business, financial condition and operating results.

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

     Our international operations also expose us to the risk of fluctuations in currency exchange rates. If our risk management strategies relating to exchange rates prove ineffective, we could suffer losses that would adversely affect our business, financial condition and operating results.

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

                         RISKS RELATED TO OUR BUSINESS

OUR INABILITY TO ADJUST OUR COST STRUCTURE IF REVENUES DECLINE SUDDENLY COULD ADVERSELY AFFECT OUR RESULTS

     Our expense structure is based on historical expense levels and historical and expected levels of demand for our services. If demand for our services and our resulting revenues should decline suddenly (as has occurred in the past), we may be unable to adjust our fixed cost base on a timely basis, which could have a material adverse effect on our operating results and financial condition.

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

WE MAY HAVE DIFFICULTY MANAGING OUR ACQUISITION OF ISLAND AND OUR OTHER ACQUISITIONS SUCCESSFULLY

     To achieve our strategic objectives, we have acquired or invested in, and in the future may seek to acquire or invest in, other companies or businesses. We cannot assure you that we will realize, when anticipated or at all, the benefits we expect as a result of our acquisitions, including our acquisition of Island. Achieving the benefits of our acquisitions will depend on many factors, including the successful and timely integration and, in some cases, the consolidation of products, technology, operations and administrative functions, of two companies that have previously operated separately. Considering the highly technical and complex nature of our and Island's products, these integration efforts may be difficult and time consuming. In addition, we may choose not to integrate some portions of Instinet's and Island's business, which may result in lower cost savings.

     - Acquisitions entail numerous other risks, including the following:

     - difficulties in the assimilation of acquired operations and products;

     - diversion of management's attention from other business concerns;

     - failure of our combined management to oversee and manage newly acquired companies effectively;

     - assumption of unknown material liabilities;

     - failure to integrate successfully any operations, personnel, services or products that we acquire;

     - failure to achieve financial or operating objectives;

     - failure to implement adequate compliance and risk management methods for new operations;

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

DECREASES IN OUR AVERAGE TRANSACTION SIZE HAVE REDUCED, AND MAY CONTINUE TO REDUCE, OUR PROFITABILITY ON A PER TRANSACTION BASIS

     In recent years, although the number of customer transactions in U.S. equity securities that have been executed through our systems has increased, the average size of those transactions has declined, decreasing from 1,264 shares per transaction in 1998 to 658 shares per transaction in 2002 (including Island shares per transaction subsequent to September 20, 2002). This decline has caused our average revenue per transaction to decrease. As a result, our profitability and margins on a per transaction basis have decreased. There can be no assurance that this trend will not continue.

COSTS RELATED TO OUR INVESTMENTS IN TECHNOLOGY MAY CONTINUE TO ADVERSELY AFFECT OUR PROFITABILITY AND NET INCOME

     We have incurred significant costs associated with our efforts to strengthen, expand and diversify our business and enhance our technology since 1998. Any technological innovations may require significant expenditures over long periods of time, so that our operating margins and profitability could be adversely affected.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL

     Our future success depends, in significant part, upon the continued service of our executive officers, as well as various key sales, trading and technical personnel. The loss of these key people could have a material adverse effect on our business, financial condition and operating results. We also cannot assure you that our recent management changes and headcount reductions will not have a material adverse effect on our business, financial condition and operating results.

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

INSUFFICIENT SYSTEMS CAPACITY OR SYSTEMS FAILURES COULD HARM OUR BUSINESS

     We are heavily dependent on the capacity and reliability of the our proprietary software, computer and communications systems supporting our operations. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We also cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not impact our ability to respond to system problems. Each of Instinet's and Island's status as a SEC-recognized ATS requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. In addition, the status of our subsidiaries as SEC-registered broker-dealers and NASD members is conditioned in part on their ability to process and settle trades. If any of our systems do not operate properly or are disabled, that ability could be compromised and we could suffer financial loss, liability to clients, regulatory intervention or reputational damage.

     To accommodate potential increases in order message volume and trading volume, including as a result of our acquisition of Island, the trading practices of new and existing clients, the development of new and enhanced trading system functionalities, sub-penny pricing, and regulatory changes, we have made and will continue to make significant investments in additional hardware and software. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. System failure or degradation could result in regulatory inquiries or proceedings, and could also lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us, trade less frequently through us or cease doing business with us altogether. In connection with its annual examination of the capacity of market participants, the SEC's Division of Market Regulation has in the past raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity. The inability of our systems to accommodate an increasing volume of transactions and order messages could also constrain our ability to expand our businesses.

     From time to time, we experience periods of extremely high trading volume in the equity securities markets. On a few occasions during these periods, the volume order messages and trading activity has caused a slowing of our order execution, trade allocation and related systems. Sustained periods of high trading volumes in the past have enabled us to identify specific areas of vulnerability in our transaction processing systems. These or similar events could interfere with our customers' ability to execute orders, and settle trades through us or prevent us from satisfying our responsibilities to clearing and settlement organizations and could result in financial exposure or regulatory action. We have been addressing each of these areas and upgrading our systems as necessary, but we cannot assure you that a similar slowing of our order message and trade allocation systems will not occur again in the future. We use new technologies to upgrade our established systems, and the development of these new technologies entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing technology and transaction processing systems to customer requirements or emerging industry standards. Our core data centers support our trading and execution systems, clearing and settlement operations and customer interfaces. If one of our data centers were to be damaged, disabled or otherwise fail or experience difficulties, it may be more difficult for us to continue operating without disruption to our services. Our electronic systems could be adversely affected by general power or telecommunications failures, computer viruses or natural or other disasters (including terrorist attacks). They are also vulnerable to damage or failure due to human error and sabotage (both external and internal). The loss of support services from third parties could also have a material adverse effect on our electronic systems.

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

WE MAY HAVE DIFFICULTY MANAGING OUR JOINT VENTURES AND ALLIANCES SUCCESSFULLY

     From time to time we consider forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances entails risks, including:

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

OUR RISK MANAGEMENT METHODS MIGHT NOT BE FULLY EFFECTIVE

     Our policies and procedures to identify, monitor and manage our risks may not be fully effective and may vary among our various businesses and subsidiaries worldwide. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. The new business initiatives that we have recently launched or acquired, such as our correspondent clearing operations and the activities of our ProTrader and Island subsidiaries, may require different oversight procedures than those we have employed in the past. We cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not reduce the effectiveness of our risk management policies and procedures. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, although we maintain insurance policies consistent with those maintained by others in the securities industry, we cannot assure you that our insurance policies will provide adequate coverage.

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

     Based on management's experience and current industry trends, we anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if for any reason we need to raise additional funds, we may not be able to obtain additional financing when needed on terms favorable to us. In addition, so long as Reuters owns a majority of our common stock, we will need Reuters consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400 million, excluding any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with our clearing of securities trades or our obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.

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

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We have experienced, and may continue to experience, significant seasonality in our business. This seasonal trend may continue for the foreseeable future and similar trends may affect our business, financial condition and operating results in the future. As a result of this and the other factors and risks discussed in this section and under "Management's Discussion and Analysis of Financial Condition and Results of Operations", period-to-period comparisons of revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results for any future period.

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

USE OF THE INTERNET TO ACCESS OUR SERVICES COULD EXPOSE US TO RISKS OF FAILURE OF INTERNET PERFORMANCE AND ADVERSE CUSTOMER REACTION

     Our business has traditionally been conducted with our customers through the use of proprietary networks for the execution of trades and the communication of information. To achieve better economies of distribution or to improve the delivery of our services to our customers, we have moved a portion of our business from our proprietary networks to non-proprietary networks and the Internet. Existing and prospective customers may react unfavorably to these changes due to their concerns regarding the security, reliability, cost, ease of use, accessibility and quality of service of the Internet or other systems.

THE SERVICES WE PROVIDE TO PROFESSIONAL NON-INSTITUTIONAL TRADERS MAY INCREASE OUR EXPOSURE TO PRIVATE SECURITIES LITIGATION

     Many aspects of the securities brokerage business, including on-line trading services, involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. The services we provide to professional non-institutional traders through our ProTrader subsidiary may subject us to a greater risk of customer complaints, litigation and potential liability, including with respect to suitability and delays or errors in execution or settlement. Any litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

            RISKS RELATING TO OUR RELATIONSHIP WITH RELATED PARTIES

REUTERS HAS SIGNIFICANT CONTROL OVER US AND MAY NOT ALWAYS EXERCISE ITS CONTROL IN A WAY THAT BENEFITS OUR PUBLIC STOCKHOLDERS

     Reuters beneficially owns approximately 62.6% of our common stock. Under our amended and restated certificate of incorporation, for as long as it continues to beneficially own more than 50% of our common stock, Reuters will control many matters that require a stockholder vote. These matters include the election of directors and the removal of directors without cause, mergers, acquisitions and other business combinations. In addition, Reuters exercises a significant amount of influence over corporate matters, such as payment of dividends and stock issuances, and over our management, business activities and operations. Currently, five of our directors are also officers, former officers or directors of Reuters. In addition, if we are deemed to supply news services at a time when Reuters beneficially owns more than 50% of our common stock, we will be required to adhere to certain principles relating to integrity, independence, reliability and freedom from bias which apply to Reuters generally. If applicable, these principles may influence how we conduct our business. In addition, to the extent that these principles apply, they may affect Reuters ability to enter into a transaction that would effect a change of control of our company.

     Our amended and restated certificate of incorporation and our amended and restated corporate agreement with Reuters also include provisions that provide Reuters with rights, including when it beneficially owns less than a majority of our voting stock, that may be less favorable to you and us than the corporate law governing these matters would be in the absence of these provisions. These provisions include the right, when Reuters beneficially owns between 35% and 50% of our voting stock, to block some issuances of equity securities and some dispositions and acquisitions of assets or businesses exceeding specified thresholds.

     We have agreed not to take any action voluntarily that would reduce Reuters ownership of our then-outstanding voting stock to less than 51% of our capital stock or then-outstanding voting stock without Reuters consent. In addition, we have agreed with Reuters not to take any action that would violate a stock exchange rule or similar requirement applicable to Reuters, or that would result in adverse tax consequences for Reuters as a result of its relationship with us. Reuters substantial ownership position could also limit our ability to enter into a transaction that involves a change of control, which might adversely affect the market price of our common stock.

CERTAIN OTHER OF OUR STOCKHOLDERS HAVE SIGNIFICANT CONTRACTUAL RIGHTS AND MAY EXERCISE THOSE RIGHTS IN A MANNER THAT MAY NOT BENEFIT OUR PUBLIC STOCKHOLDERS

     Some former Island stockholders associated with TA Associates, Bain Capital and Silver Lake Partners will have the right to nominate a total of three members to our board of directors as long as they each own 8,000,000 shares of our common stock that they received as consideration in our acquisition of Island. If the size of our board of directors is increased beyond its current size, then in most instances these stockholders would have the right to appoint additional directors. The right of these stockholders to nominate directors is based on the number of shares of our common stock issued to them as a result of the acquisition that they continue to own in the future and not the percentage of our outstanding common stock represented by those shares. If we issue a significant number of additional shares in the future, then these Island stockholders may retain the right to nominate directors to our board in a manner disproportionate to their overall ownership of our outstanding common stock.

REUTERS AND CERTAIN OTHER STOCKHOLDERS MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS AND US AND MAY CAUSE US TO FOREGO OPPORTUNITIES

     Various conflicts of interest between Reuters or some former Island stockholders and us may arise in the future in a number of areas relating to our business and relationships, including the following:

     - potential competitive business activities;

     - potential acquisitions of businesses or properties;

     - incurrence of indebtedness;

     - tax matters;

     - financial commitments;

     - marketing functions;

     - indemnity arrangements;

     - service arrangements; and

     - the exercise by Reuters or those stockholders of control over our management and affairs.

     Individuals who are officers or directors of us and either Reuters, one of its other subsidiaries or one of the former stockholders of Island may have fiduciary duties to both companies. Our amended and restated certificate of incorporation includes provisions confirming the right of Reuters and some of the former Island stockholders -- those with the right to nominate directors to our board -- to engage in activities that compete with us and relating to the allocation of business opportunities between Reuters or the Island stockholders and us. The resulting situation may be more advantageous to Reuters or the Island stockholders than the corporate law governing those opportunities would be in the absence of those provisions.

     Reuters and the Island stockholders are not prohibited from engaging in our lines of business, including brokerage and research, and may directly or indirectly compete with us in the future. Bridge Trading, a Reuters subsidiary, is a broker-dealer that competes with us, primarily in the area of NYSE-listed stocks and in the soft-dollar business.

SOME OF OUR AGREEMENTS WITH REUTERS MAY NOT BE THE RESULT OF ARMS-LENGTH NEGOTIATIONS BETWEEN INDEPENDENT PARTIES

     We have entered into a number of commercial agreements with Reuters. Some of these agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. Accordingly, we cannot assure you that the terms of those agreements, including pricing and other material terms, are as advantageous to us as the terms we could have negotiated with unaffiliated third parties.

               RISKS ASSOCIATED WITH PURCHASING OUR COMMON STOCK

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE CORPORATE LAW COULD MAKE A TAKE-OVER MORE DIFFICULT, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR DEPRIVE YOU OF A PREMIUM OVER OUR MARKET PRICE

     Our amended and restated certificate of incorporation and amended and restated bylaws and the laws of Delaware (the state in which we are organized) contain provisions that might make it more difficult for someone to acquire control of us in a transaction not approved by our board of directors. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, the board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, the issuance of preferred stock may have the effect of delaying, deferring, or preventing a change of control of our company, because the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of our stockholders.

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

FUTURE SALES OF OUR SHARES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     As of December 31, 2002, there were 330,714,705 shares of our common stock outstanding. Of this amount, 206,900,000 shares are owned beneficially by our parent, Reuters. Reuters will be able to sell its shares in the public markets from time to time, subject to certain limitations on the timing, amount, and method of such sales imposed by SEC regulations. We have also granted Reuters (and its transferees) rights to demand registration of their shares and to include their shares in future registration statements. If Reuters were to sell a large number of its shares, the market price of our stock could decline significantly. In addition, the perception in the public markets that sales by Reuters might occur could also adversely affect the market price of our common stock.

     In connection with our acquisition of ProTrader Group, L.P. in October of 2001, we issued 5,017,058 common shares to former ProTrader stockholders. All of these shares may now be sold without restriction.

     On September 23, 2002, we filed a registration statement on Form S-8 under the Securities Act with respect to up to 1,553,151 shares of our common stock that are reserved for issuance pursuant to our stock option plan. As a result, shares received by employees upon exercise of their options will be eligible for resale by the holders in the public markets, subject to certain lock-up agreements and Rule 144 limitations applicable to affiliates. We may increase the size of its option plan and include additional shares in the Form S-8 under the Securities Act. We may file a registration statement permitting resale of these shares by affiliates.

     In connection with our acquisition of Island, we issued 80,658,829 common shares to former Island stockholders along with warrants and options to purchase an additional 5,793,455 of our common shares. Many of these shares may now be sold without restriction. In addition, we have agreed to provide some Island securityholders with registration rights that would facilitate their future sales of our common shares received as a result of the acquisition of Island.

     In the future, we may issue our securities in connection with acquisitions or investments. The amount of our common stock issued in connection with an acquisition or investment could constitute a material portion of our then outstanding common stock not held by Reuters.

     Sales of substantial amounts of our common shares in the public market could adversely affect the market price of those shares. A decline in the market price of our common shares could adversely affect its access to the equity capital markets. In addition, any issuance of shares by us could dilute our earnings per share.

WEBSITE ACCESS

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports available, free of charge, on the "Investor Relations" section of our Internet website at http://www.Instinet.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     We lease all of our office space, most of which is located in New York City and Jersey City, New Jersey. Our principal offices are located at 3 Times Square, New York, New York. We sublease the space for our principal offices from an affiliate of Reuters. For further information about this lease, see "Certain Relationships and Related Transactions." We also lease office space at Harborside Plaza 10, Jersey City, New Jersey, where our clearing, technology operations, disaster recovery and certain support functions, including finance, business services, human resources, are currently located. We may relocate additional employees to our New Jersey offices in 2003. In addition we have lease agreements for office space outside the United States in Frankfurt, Hong Kong, London, Paris, Tokyo and Zurich. For further information about our leased properties, see "Notes to Consolidated Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings (including those described below) arising in the ordinary course of business. We are also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, it is the opinion of management after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the company.

THE ISLAND ECN, INC. V. ARCHIPELAGO L.L.C.; B-TRADE SERVICES LLC; REDIBOOK ECN L.L.C.

     On September 20, 2002, Island commenced an arbitration proceeding against respondents Archipelago L.L.C. ("Archipelago"); B-Trade Services LLC ("B-Trade"); and REDIBook ECN L.L.C. ("REDIBook") before the NASD. Island alleges that each respondent entered into a subscriber agreement with Island which prescribed certain fees and, despite Island's demand that each respondent abide by the terms of its contract, each respondent has refused to pay such fees. Island asserts breach of contract, quantum meruit, unjust enrichment and account stated causes of action against respondents and seeks total damages in the amount of at least approximately $11,100,000 of which approximately $1,900,000 is due from B-Trade, $5,100,000 from Archipelago and $4,000,000 from REDIBook. Archipelago and REDIBook have served an answer and counterclaims upon Island in which they deny the substantive allegations of Island's statement of claim, assert certain affirmative defenses and allege counterclaims against Island alleging that Island engaged in unfair, discriminatory pricing practices against these respondents and asserting claims involving breach of contract, breach of obligation of good faith, and attempted monopolization and conspiracy to restrain trade under the Sherman Act. These counterclaims allege damages of no less than $30 million before trebling, for a total of no less than $90 million treble damages pursuant to the federal antitrust laws. Archipelago is also seeking attorney's fees. Respondent B-Trade separately also answered Island's statement of claim by denying each of Island's substantive allegations, asserting affirmative defenses, and alleging a breach of contract counterclaim against Island. B-Trade's counterclaim seeks at least $2.75 million in damages. Island intends to pursue vigorously its claims and oppose respondents' counterclaims.

ARCHIPELAGO SECURITIES, L.L.C. V. INSTINET GROUP INCORPORATED

     On February 19, 2003, Archipelago Securities, L.L.C. commenced a separate action against Instinet before the NASD, in which it alleged that Instinet also engaged in unfair, discriminatory pricing practices against it and asserted claims involving a breach of contract, a breach of obligation of good faith, and attempted monopolization and conspiracy to restrain trade under the Sherman Act. Archipelago in its claim seeks no less than $41 million before trebling for a total of no less than $123 million trebled damages. Instinet intends to defend vigorously this proceeding by opposing Archipelago's claims and asserting certain affirmative defenses and its own counterclaims against Archipelago Securities L.L.C.

NEXTRADE HOLDINGS, INC. V. PROTRADER GROUP, LP, PROTRADER SECURITIES CORP., PROTRADER TECHNOLOGIES LP, PROTRADER TRADING LLC, AND PROTRADER.COM LP

     On February 4, 2003, NexTrade Holdings, Inc. commenced an action against certain ProTrader subsidiaries in the United States District Court, Middle District of Florida, Tampa Division. The complaint alleges that these subsidiaries adopted and used the mark "ProTrader" to identify themselves and their goods and services in the securities industry and, in so doing, these subsidiaries have infringed plaintiff's exclusive rights in its federally registered trademark "Pro-Trade(R)" in violation of sec.32(1) of the Lanham Act. The complaint further alleges that these subsidiaries' use of the ProTrader mark is likely to cause confusion, mistake or deception among purchasers of software, services and goods bearing the name "ProTrader," which allegedly constitutes false designation of origin and unfair competition in violation of sec.43(a) of the Lanham Act. The complaint also alleges that these subsidiaries' use constitutes trademark infringement in violation of Florida state statutes and its common law, and unfair competition based on trademark infringement in violation of the common law of Florida. Finally, the complaint alleges fraud in the inducement based on defendants' alleged deceitful negotiations to resolve the dispute. Plaintiff seeks to recover all of these subsidiaries' profits, gains and advantages resulting from the unauthorized use of the "ProTrader" mark, damages sustained by the plaintiff of no less than $15 million before trebling and that such damages be trebled, and exemplary and punitive damages of not less than $90 million. Defendants intend to vigorously contest plaintiff's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on May 18, 2001 under the symbol "INET." Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the Nasdaq National Market and the dividend declared per share of our common stock:

                                                                              DIVIDEND
                                                                              DECLARED
PERIOD                                                       HIGH     LOW     PER SHARE
------                                                      ------   ------   ---------
Second quarter 2001 (from May 18, 2001 to June 30,
  2001)...................................................  $20.86   $16.30     $   0
Third quarter 2001........................................  $17.92   $ 9.44     $   0
Fourth quarter 2001.......................................  $11.36   $ 7.56     $   0
First quarter 2002........................................  $10.30   $ 6.41     $   0
Second quarter 2002.......................................  $ 7.95   $ 6.30     $   0
Third quarter 2002........................................  $ 7.09   $ 2.93*    $1.00
Fourth quarter 2002.......................................  $ 4.23   $ 2.45     $   0

---------------

* adjusted for cash dividend

     On March 20, 2003, the last reported sales price for our common stock on the Nasdaq National Market was $3.54. As of March 20, 2003, there were approximately 8,500 holders of record of our common stock.

     The equity compensation plan information required to be furnished pursuant to this item is incorporated by reference from the Equity Compensation Plan Information section of the Proxy Statement.

DIVIDENDS

     Prior to our reorganization in 2000, most of our international operations and some of our other activities were conducted by other companies within the Reuters Group. In order to fund these operations, we paid dividends to Reuters, which then made capital contributions to those companies. As a result of our reorganization, all of our international operations are now conducted by our own subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Our Reorganization and Initial Public Offering."

     In connection with our acquisition of Island, we paid a $1.00 per common share cash dividend to our stockholders of record as of September 19, 2002, which represented a distribution of $248.7 million, of which $206.9 million was paid to Reuters. We paid this dividend on October 3, 2002.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to securities issued or sold by the Registrant since June 27, 2000, the date of the Registrant's inception. During that time, the Registrant has issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to offers of securities by an issuer not involving any public offering, or in reliance upon the exemption from registration under Regulation S under the Securities Act, relating to offers of securities outside the United States to persons who are not citizens or residents of the United States. The offers and sales of securities described below were made without an underwriter and the certificates representing the securities bear a restrictive legend permitting the transfer of the securities only upon their registration under, or pursuant to an exemption from the registration requirements of, the Securities Act.

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

          (7) On October 1, 2001, we acquired ProTrader Group, LP pursuant to an Interest Purchase Agreement dated as of July 23, 2001, as amended as of October 1, 2001 (the "Purchase Agreement"), between us and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young (together, the "ProTrader Sellers"). Pursuant to the Purchase Agreement, we paid the ProTrader Sellers a purchase price of $100 million in cash and an aggregate of 5,017,058 shares of our common stock, valued at $50 million. We sold 4,629,427 shares to the ProTrader Sellers on October 1, 2001 in a private placement pursuant to Regulation D of the Securities Act. We sold the remaining 387,631 shares to one of the ProTrader Sellers on January 3, 2002 in a private placement pursuant to Regulation D of the Securities Act.

          (8) In connection with our merger with Island on September 20, 2002, we assumed two hedge option agreements with Ameritrade Holding Corporation. These hedge option agreements were originally entered into between Island and Datek Online Holdings Corp. (which Ameritrade acquired on September 9,
     2002) and hedged Ameritrade's obligations under a stock appreciation rights
     (SARs) plan. The SARs were granted to various directors, officers and employees of Datek and, upon exercise, entitled the holders to receive cash in an amount equal to the excess of the market value of our common shares over the exercise price of the SAR. In connection with our merger with Island, Ameritrade accelerated the SARs, in accordance with the terms of the SAR plan. Pursuant to an option exercise agreement dated as of October 18, 2002 we entered into with Ameritrade and Datek, we sold 1,651,238 shares of our common stock to Ameritrade for an exercise price of $0.91 per share in a series of private placements pursuant to Regulation D of the Securities Act in November and December 2002.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except volume, share and per share data and growth rates)

     The following selected consolidated financial data should be read together with our financial statements and the related notes included elsewhere in this annual report and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information as of and for the years ended December 31, 2002, 2001 and 2000 set forth below was derived from our audited consolidated financial statements and related notes included elsewhere in this annual report. The information as of and for the years ended December 31, 1999 and 1998 set forth below was derived from our audited consolidated financial statements that are not included in this annual report. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operation would have been had we operated as a separate, stand-alone entity during 2000, 1999 and 1998.

                                                     YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                     2002         2001         2000         1999         1998
                                  ----------   ----------   ----------   ----------   ----------
REVENUE
Transaction fees................  $1,078,172   $1,424,343   $1,381,405   $  935,550   $  821,757
Interest........................      40,137       49,296       38,015       23,916       21,587
Investments.....................     (59,109)      17,388        9,059        8,570       (1,175)
                                  ----------   ----------   ----------   ----------   ----------
     Total revenues.............   1,059,200    1,491,027    1,428,479      968,036      842,169
EXPENSES
Compensation and benefits.......     281,761      406,348      379,320      239,607      200,022
Communications and equipment....     125,720      156,002      143,194       89,234       69,614
Soft dollar and commission
  recapture.....................     217,314      220,050      180,035       89,469       80,339
Brokerage, clearing and exchange
  fees..........................     149,521      146,223      136,163       78,966       67,766
Depreciation and amortization...      78,424       80,754       74,158       70,710       64,502
Professional fees...............      24,594       39,990       90,208       56,648       22,027
Occupancy.......................      55,528       49,918       35,946       27,096       22,935
Marketing and business
  development...................      17,094       22,143       32,145       22,340        9,234
Broker Dealer Rebates...........     124,399           --           --           --           --
Other...........................      58,984       54,534       37,065       24,283       20,123
Impairment of goodwill..........     551,991           --           --           --           --
Restructuring...................     120,800       24,378           --           --           --
Loss of fixed assets and World
  Trade Center..................          --       20,346           --           --           --
Recovery of fixed assets lost...          --      (21,000)          --           --           --
                                  ----------   ----------   ----------   ----------   ----------
     Total expenses.............   1,806,130    1,199,686    1,108,234      698,353      556,562
Income/(loss) from continuing
  operations before income taxes
  and cumulative effect of
  change in accounting
  principle.....................    (746,930)     291,341      320,245      269,683      285,607
Income tax
  provision/(benefit)...........     (53,088)     122,210      135,993      110,614      117,714
                                  ----------   ----------   ----------   ----------   ----------
  Income/(loss) from continuing
     operations before
     cumulative change in
     accounting principle.......    (693,842)     169,131      184,252      159,069      167,893

                                                     YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                     2002         2001         2000         1999         1998
                                  ----------   ----------   ----------   ----------   ----------
Discontinued operations:
  Loss from operations of fixed
     income business............     (33,768)     (39,133)     (55,635)     (35,310)     (12,301)
  Income tax benefit............      11,022       14,769      (19,565)     (12,359)      (4,305)
                                  ----------   ----------   ----------   ----------   ----------
Income before cumulative effect
  of change in accounting
  principle.....................    (716,588)     144,767      148,182      136,118      159,897
Cumulative effect of change in
  accounting principle, net of
  tax...........................     (18,642)          --           --           --           --
                                  ----------   ----------   ----------   ----------   ----------
     Net income/(loss)..........  $ (735,230)  $  144,767   $  148,182   $  136,118   $  159,897
                                  ==========   ==========   ==========   ==========   ==========
Earnings/(loss) per
  share -- basic and diluted....  $    (2.71)  $     0.63   $   0.72(1)  $   0.66(1)  $   0.77(1)
Shares outstanding -- basic.....     271,542      230,561    206,900(1)   206,900(1)   206,900(1)
Shares outstanding -- diluted...     272,135      230,564    206,900(1)   206,900(1)   206,900(1)

---------------

(1) Calculated based on the number of common shares that would have been held by Reuters after giving effect to a return of capital payment of $150 million to Reuters and our conversion from a limited liability company to a corporation, which is pushed back for EPS calculation purposes.

                                                      2002/2001   2001/2000   2000/1999   1999/1998
                                                      ---------   ---------   ---------   ---------
Year-to-year growth rates:
  Total revenue.....................................     29.7%       4.4%       47.6%        14.9%
  Total expenses....................................     50.6        8.3        58.7         25.5
  Net income/(loss).................................   (607.9)      (2.3)        8.9        (14.9)

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
Statement of Financial Condition
  Data:
  Cash and cash equivalents......  $  275,837   $  703,678   $  415,199   $  349,522   $  339,281
  Securities owned, at market
     value.......................     348,051      236,007      185,121      214,625      190,393
  Receivable from
     broker-dealers..............     159,695      421,196      660,319      434,995      139,838
  Receivable from customers......      56,257       68,280      149,080      110,006       37,555
     Total assets................   2,282,895    2,994,841    2,440,424    1,747,470    1,155,576
  Stockholders' equity...........   1,023,534    1,462,509      927,336      778,842      703,022

                                                      YEAR ENDED DECEMBER 31,(1)(2)(3)(4)
                                                  --------------------------------------------
                                                   2002      2001      2000     1999     1998
                                                  -------   -------   ------   ------   ------
Our total U.S. market share volume (millions)...   97,623    76,909   66,711   41,146   33,731
Our Nasdaq share volume (millions)..............   81,942    65,893   57,390   35,211   28,653
Our U.S. exchange-listed share volume
  (millions)....................................   15,681    11,016    9,321    5,935    5,078
Our U.S. equity transaction volume
  (thousands)...................................  148,415    98,346   82,437   44,902   26,800
Our international equity transaction volume
  (thousands)...................................    7,618     7,685    5,181    2,827    1,334
                                                  -------   -------   ------   ------   ------
Our total equity transaction volume
  (thousands)...................................  156,033   106,031   87,618   47,729   28,134
Our average equity transactions per day
  (thousands)...................................      619       428      348      189      112

                                                      2002/2001   2001/2000   2000/1999   1999/1998
                                                      ---------   ---------   ---------   ---------
YEAR-TO-YEAR GROWTH RATES:
  Our Nasdaq share volume...........................    24.4%       14.8%       63.0%        22.9%
  Our U.S. exchange-listed share volume.............    42.3        18.2        57.1         16.9
  Our total U.S. share volume.......................    26.9        15.3        62.1         22.0
  Our U.S. equity transaction volume................    50.9        19.3        83.6         67.5
  Our international equity transaction volume.......    (0.9)       48.3        83.3        111.9
  Our total equity transaction volume...............    47.2        21.0        83.6         69.7

---------------

(1) U.S. shares consist of shares of U.S. exchange-listed and Nasdaq-quoted stocks.

(2) Historical amounts may be restated due to updates of volume information from Nasdaq.

(3) For a description of how we calculate our Nasdaq share volumes, see -- "Nasdaq Volume Calculations" and "Calculation of Instinet ATS and Island ATS Volume Combined Volumes'

(4) Island's results, subsequent to September 20, 2002, are consolidated with our results for the periods described.

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

OVERVIEW

     We have been operating in an increasingly challenging business, economic and regulatory environment. During the past three years, the major U.S. market indices have experienced a severe decline and significant volatility. The weak and uncertain economic climate, increased unemployment rates, reduced capital raising, decreased market capitalization, ongoing geopolitical and global conflicts, coupled with the current corporate governance and accounting concerns, have contributed to a decreased pace of global economic growth. This has resulted in significantly lower equity prices, decreased corporate activity, increased market volatility, decreased trading volumes, and a generally more difficult business environment. In addition, intense competition from other liquidity providers and trading venues, together with recent SEC regulations and interpretive initiatives, have prompted us to reduce our prices significantly, which has resulted in decreased revenues and losses from operations. Our transaction fee revenues have declined from a record $1.4 billion in 2001 to $1.1 billion in 2002 and our net income decreased from $144.8 million to a loss of $735.2 million, primarily due to a $552.0 million charge for goodwill impairment, a restructuring charge and a write down in our investments. In the past, we have implemented various cost reduction plans and in December 2002, we began implementing a cost reduction plan that targets a further reduction in operating costs of $100 million, on an annualized basis, by the end of 2003. Our transaction fees earned from our customers trading equity securities have represented a substantial part of our revenues and accounted for approximately 99% of our transaction fee revenues in 2002 and 2001.

     During the first two months of 2003, the U.S. markets continued to weaken and trading volumes continued to decline. The average daily trading volumes in Nasdaq-quoted and U.S. exchange-listed stocks decreased 8% from 3.6 billion shares in the fourth quarter of 2002 to 3.3 billion shares during the first two months of 2003. Our average daily trading volumes have also decreased. Our average daily trading volumes in Nasdaq-quoted and U.S. exchange listed stocks have decreased 13% from 575 million shares in the fourth quarter of 2002 to 504 million shares during the first two months of 2003. This decrease in trading volumes has had a negative effect on our transaction fee revenue. In addition, in March 2003, we announced a reduction of 12% of our global staffing levels, approximately 175 positions, resulting from attrition and the eliminations of positions. We expect that these staff reductions will result in an estimated $20 million reduction in our operating costs, on an annualized basis, by the end of 2003. This staff reduction is part of our continued focus on cost reduction and is in addition to the $100 million cost reduction target previously announced.

  ACQUISITION OF ISLAND AND SPECIAL DIVIDEND

     On September 20, 2002, we completed our acquisition of Island. We now operate two of the largest alternative trading systems (ATSs) trading Nasdaq-quoted stocks. We believe this transaction brings together complementary capabilities in the global equity markets, creating a company better able to serve customer needs. We expect the merger to deliver synergies as a result of expanded liquidity and cost savings in technology, clearing, facilities and compensation. Under the terms of the acquisition agreement, we issued 80,658,886 shares of our common stock to Island stockholders and converted options, warrants and stock appreciation rights to holders of Island options, warrants and stock appreciation rights outstanding at September 20, 2002.

     Subsequent to the acquisition, we incurred various non-cash charges related to the amortization of identified intangible assets and the conversion of existing Island equity options. In addition, we incurred charges to enable us to achieve on-going cost synergies.

     In connection with our acquisition of Island, we paid a $1.00 per common share cash dividend to our stockholders of record as of September 19, 2002, which represented a distribution of $248.7 million, of which $206.9 million was paid to Reuters. We paid this dividend on October 3, 2002.

  BUSINESS ENVIRONMENT

     Over the past five years, the major U.S. market indices experienced substantial growth followed by a severe decline and significant volatility. For example, the Dow Jones Industrial Average increased from 7,965 in January 1998, reached a peak of 11,723 in January 2000, dropped to a low of 7,286 in October 2002 and increased to 8,342 by the end of December 2002. The Nasdaq composite experienced similar volatility, increasing from 1,574 in January 1998 to a peak of 5,133 in March 2000, then experienced a severe decline to 1,336 by the end of December 2002.

     This trend comes at the end of a period of tremendous growth in the global equity markets. Our transaction fee revenues grew at a compound annual growth rate of 20% from $821.8 million in 1998 to $1.4 billion in 2001. This growth in revenues was primarily driven by increases in share volumes in the equity securities markets and by our expanded international business. For example, the total number of shares of U.S. exchange-listed and Nasdaq-quoted stocks traded increased at a compound annual rate of 27% from 403.7 billion in 1998 to 832.3 billion in 2001.

     However, beginning in the second half of 2001 through 2002, the growth rate of the volume of trading in the U.S. markets began to slow, and in 2002, Nasdaq market volumes declined, although the U.S. exchanges still maintained moderate growth. We believe the slowdown in trading volumes and the downward pressure on share prices, has been caused in part by an overall decline in the global economy, particularly in the U.S. The growth rate in the total number of shares of U.S. exchange-listed and Nasdaq-quoted stocks traded decreased to 9% from 2001 to 2002. As a result of these market and competitive pressures, we significantly reduced our prices in 2002 which contributed to a decrease in our transaction fee revenues to $1.1 billion in 2002 (For the year-to-year growth rates, see "Selected Financial Data.").

     The international equity markets have experienced similar volatility and downward share prices as the U.S. markets. Our international equity transaction volume increased at a compound annual rate of 55%, from 1.3 million transactions in 1998 to 7.6 million transactions in 2002 (For the year-to-year growth rates, see "Selected Financial Data."). Our transaction fee revenue earned from non-U.S. equities has grown over the past five years from $139.2 million to a peak of $267.5 million in 2000. However, these fees declined to $212.4 million in 2002 primarily due to price declines in non-U.S. securities. Our net transaction fee revenue earned from non-U.S. equities (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture, has grown over the past five years from $107.9 million in 1998 to a peak of $207.7 million in 2000. However, these fees began to decline in 2001, and in 2002, declined to $154.3 million, primarily due to price reductions in non-U.S. securities. Our revenues from international transactions are determined on the basis of the value of transactions, rather than the number of shares traded.

     In addition, we continue to operate in an increasingly challenging business environment due to recent significant regulatory changes. The securities markets and the brokerage industry in which we operate are highly regulated. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable, or causing us to modify our business model in ways that may adversely affect our revenues.

  OUR MARKET SHARE

     Our share trading volume in U.S. exchange-listed and Nasdaq-quoted stocks has increased at a compound annual rate of 23% from 33.7 billion in 1998 to 76.9 billion in 2001. Our share trading volume grew 27% to 97.6 billion in 2002, which included 16.9 billion from Island. (See -- "Calculation of Instinet ATS and Island ATS Combined Volumes."(For the year-to-year growth rates, see "Selected Financial Data.") Our share of the total trading volume in U.S. exchange-listed and Nasdaq-quoted stocks, while fluctuating over the period, increased from 8.4% in 1998 to 10.8% in 2002. Our Instinet ATS alone accounted for approximately 15% of the total trading volume in the Nasdaq quoted stock in 2002. Following our acquisition of Island, our two ATSs accounted for approximately 30% of the total trading volume in Nasdaq-quoted stocks for the three months ended December 31, 2002.

     We experienced a decline in our Nasdaq market share beginning in the second half of 2001. This was primarily attributable to lower volumes from our broker-dealer customers, increased price competition and the introduction of Nasdaq's SuperSoes system in the third quarter of 2001.

     The following graph depicts our share volume and our transaction fee revenues, on a quarterly basis, from 1998 to 2002:

                                    [GRAPH]

  PRICING CHANGES

     To respond to the intense price competition and our declining market share, particularly for Nasdaq-quoted trading, in September 2001, we reduced our pricing, implementing a new pricing schedule for our U.S. broker-dealer customers and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees. In March 2002, we implemented a new pricing plan to offer further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading Nasdaq-quoted stocks by approximately 60% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand the liquidity pools of our two ATSs. These price changes have significantly affected our average U.S. equity transaction fee revenue per share, which decreased 40.8% from $0.0076 in 2001 to $0.0045 2002. Our average U.S. net equity transaction fee revenue per share (a non-GAAP financial measurement) decreased 53.8% from $0.0065 in 2001 to $0.0030 in 2002.

  BUSINESS EXPANSION, COST REDUCTION INITIATIVES & BUSINESS REALIGNMENT

     Our expenses grew significantly from 1998 to 2001, primarily due to increased transactions by our customers, as well as increased expenses related to our efforts to expand and diversify our activities, which has caused reductions in our margins. In 1998, we began developing a fixed income securities platform, which we launched in the spring of 2000 in the United States and Europe. In October 2000, we began providing correspondent clearing services to a few brokers in the United States. With the emergence of Internet-based retail brokerage as a significant and growing portion of the equity marketplace, we initially planned to develop our own Internet-based retail brokerage operation and, starting in 1998, designed and developed a platform for this business. These internal development efforts resulted in significant costs, which we expensed as incurred.

     In response to the various regulatory and competitive changes in our business and in the marketplace, in 2000, 2001 and 2002, we engaged in various cost reduction plans and re-aligned our core business focus, resulting in restructuring charges:

     - In December 2000, we announced that based upon a review of market conditions and an evaluation of possible alternate strategies, we decided to terminate our retail brokerage efforts. As a result, we recorded a charge of $7.5 million in 2000 and $4.0 million in 2001. Between 1998 and 2001, we incurred total expenses of $76.9 million related to our retail brokerage initiative, including these restructuring charges.

     - In July 2001, in order to address the declines in our margins, we announced a review of spending initiatives with the aim of reducing our underlying operating cost structure by approximately $70 million annually compared to our total expenses in the first half of 2001. This program was completed in 2001 at a charge of $24.4 million. Employee headcount levels were reduced by 226. The departments primarily affected were various operational areas in technology support, sales and trading, administrative functions and clearing operations in our U.S. and international offices. We closed our office in Sydney, Australia, consolidated our European trading and clearing operations, significantly reducing the size of our Zurich office, and in the U.S., closed the Greenwich, Detroit and Seattle trading offices of our ProTrader subsidiary. We also aggressively managed discretionary spending in areas such as marketing costs, professional fees and travel costs.

     - In March 2002, in order to offset the impact of reduced revenues due to our price reductions to U.S. broker-dealer customers, we announced that we would reduce our annualized fixed operating costs by approximately $120 million compared to our annualized fixed cost run rate in the fourth quarter of 2001. This program was substantially completed by the end of the first half of 2002 at a cost of $58.4 million. It included reducing staff levels by 489. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in our U.S. and international offices. We closed the Houston, Los Angeles and San Jose trading offices of our ProTrader subsidiary, consolidated our European trading and clearing operations, significantly reduced the size of our offices in Switzerland, U.K. and France, and consolidated our office space in the U.S.

     - In May 2002, we closed our fixed income trading platform. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As part of this shutdown, we recorded a discontinued operations charge, net of tax, of $22.7 million in 2002. Between 1998 and 2002, we incurred a charge of $168.7 million related to our fixed income business, including this restructuring charge.

     - In December 2002, we announced that we had commenced a cost-reduction plan to reduce operating costs by $100 million on an annualized basis (compared to the level in the third quarter of 2002, as if Island was included for the full quarter) by the end of 2003 in order to achieve cost synergies in connection with our acquisition of Island. As part of this plan, we reduced our workforce by 300, or approximately 17% of our global full-time employees, consolidated office space within the New York City area and closed most of the remaining offices of our ProTrader subsidiary. A charge of $62.4 million was recorded in 2002 in connection with these measures.

We continue to evaluate further cost initiatives, which may result in future charges.

  FIXED AND VARIABLE COST BASE

     As a result of the initiatives described above, we have begun to achieve a reduction in our expenses. Our total expenses, which included the charges for cost reduction initiatives, were $1.8 billion in 2002, $1.2 billion in 2001 and $1.1 billion in 2000; however, our fixed-cost base (a non-GAAP financial measure) decreased to $642.1 million in 2002, from $809.7 million in 2001 and $792.0 million in 2000. Island contributed $16.9 million to our fixed expenses in 2002. Our fixed-cost base excludes non-operating expenses (goodwill impairment and restructuring costs) and variable costs (soft dollar and commission recapture, broker-dealer rebates and brokerage, clearing and exchange fees).

     Our variable expenses are generally related to transaction volumes as well as share volumes. Our average number of shares per transaction has declined primarily due to a change in our customer mix and increased trades, particularly from our broker-dealer clients.

  GOODWILL IMPAIRMENT

     During the third quarter of 2002, we experienced a decline in our market capitalization, particularly towards the end of the quarter. Due to this significant decrease, Instinet's book value exceeded its fair market value. We believe that this significant decline in market value reflected the ongoing challenging business environment, declining business fundamentals, the commoditization of some of our services, the launch of significant competitive products and a difficult regulatory environment. These events prompted us to perform a goodwill impairment test.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), based on the results of a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result, we recorded a pre-tax goodwill impairment loss of $552.0 million, the remaining carrying value of our goodwill, as of September 30, 2002. This was a non-cash charge and resulted in no reduction in tangible book value. We recorded a related tax benefit of approximately $26.0 million related to this charge.

  OTHER BUSINESS ACQUISITIONS

     In February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers, for $50.0 million, in order to expand our services to certain customer groups.

     In October 2001, we acquired ProTrader, a provider of advanced trading technologies and electronic brokerage services. This acquisition was intended to enhance our customer interface and order routing technology. The acquisition excluded ProTrader's proprietary trading business. The $150 million purchase price consisted of $100 million in cash and 5,017,058 shares of our common stock valued at $50 million. The shares issued in this transaction are eligible for resale subject to applicable limitations under the Securities Act of 1933. We granted registration rights with respect to these shares.

     On January 7, 2003, pursuant to an existing option purchase agreement, we purchased Harborview LLC, a NYSE floor brokerage firm for $594,000. We believe that this acquisition will reduce our execution costs and enhance our execution capabilities.

  OUR REORGANIZATION AND INITIAL PUBLIC OFFERING

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

  MANAGEMENT CHANGES

     We have had several executive management changes beginning in 2002:

          In April 2002, Douglas M. Atkin, President and Chief Executive Officer, resigned from Instinet. Mark Nienstedt, then Chief Financial Officer, was appointed to serve as Instinet's acting President and Chief Executive Officer. Kenneth K. Marshall, then Chief Operating Officer, also announced his retirement and Jean-Marc Bouhelier was appointed Chief Operating Officer.

          Subsequent to the acquisition of Island in September 2002, Edward J. Nicoll, then Chairman of Island, was appointed Chief Executive Officer and Director of Instinet. In November 2002, John F. Fay was appointed Chief Financial Officer of Instinet. Mark Nienstedt continued as Instinet's President until his resignation on February 10, 2002; however, Mr. Nienstedt continues to serve as director and officer of Instinet. Effective January 2003, Andre Villeneuve retired as Instinet's Executive Chairman of the Board of Directors and Ian Strachan was appointed to succeed him as non-executive Chairman of the Board.

SEASONALITY

     We have experienced, and may continue to experience, significant seasonality in our business. As a result of this and other factors described above, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results for any quarter are not necessarily indicative of results for any future period.

NON-GAAP FINANCIAL MEASUREMENT

     In evaluating our financial performance and results of operations, management reviews certain financial measures that are not in accordance with generally accepted accounting standards in the United States ("non-GAAP"). Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. Management uses non-GAAP financials measures in evaluating our operating performance. In light of the use by management of these non-GAAP measurements to assess our operational performance, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. These non-GAAP financials measures should be considered in the context with our GAAP results. A reconciliation of our non-GAAP measurements are provided below:

     - Our transaction fees earned from our customers trading equity securities have represented, and continue to represent, a substantial part of our revenues. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues, which has a dilutive effect on our operating margins. Therefore, when evaluating our revenues from equity transactions, management reviews our net equity transaction fee revenue, based on U.S. securities and non-U.S. securities. Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses as well as broker-dealer rebates from the related equity transaction fees, as well as non-equity related revenues, and is calculated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
      TOTAL
      Transaction fee revenue, as reported...............  $1,078,172   $1,424,343   $1,381,405
      Less non equity related transaction fee revenue....      11,517       10,766        2,512
      Less soft dollar revenues and commission recapture
        expenses.........................................     217,314      220,050      180,035
      Less broker-dealer rebates.........................     124,399           --           --
                                                           ----------   ----------   ----------
      Net equity transaction fee revenue.................  $  724,942   $1,193,527   $1,198,858
                                                           ==========   ==========   ==========

      U.S
      Transaction fee revenue from U.S. equities.........  $  865,777   $1,167,155   $1,113,919
      Less non equity related transaction fee revenue....      11,517       10,766        2,512
      Less soft dollar revenues and commission recapture
        expenses from U.S. equities......................     159,207      161,624      120,210
      Less broker-dealer rebates.........................     124,399           --           --
                                                           ----------   ----------   ----------
      Net equity transaction fee revenue from U.S.
        equities.........................................  $  570,653   $  994,765   $  991,197
                                                           ==========   ==========   ==========

      U.S. REVENUE PER SHARE
      Average U.S. equity transaction fee revenue (per
        share, per side).................................  $   0.0045   $   0.0076   $   0.0083
      Less non equity related transaction fee revenue....      0.0001       0.0001           --
      Less soft dollar revenues and commission recapture
        expenses from U.S. equities......................      0.0008       0.0011       0.0009
      Less broker-dealer rebates.........................      0.0006           --           --
                                                           ----------   ----------   ----------
      Average U.S. equity net transaction fee revenue
        (per share, per side)............................  $   0.0030   $   0.0065   $   0.0074

      NON-U.S
      Transaction fee revenue from non-U.S. equities.....  $  212,395   $  257,188   $  267,486
      Less non equity related transaction fee revenue....          --           --           --
      Less soft dollar revenues and commission recapture
        expenses from non-U.S equities...................      58,106       58,426       59,825
                                                           ----------   ----------   ----------
      Net equity transaction fee revenue from non-U.S.
        equities.........................................  $  154,289   $  198,762   $  207,661
                                                           ==========   ==========   ==========

     - Our expense structure includes a certain level of fixed costs, as well as a variable cost base that fluctuates with customer transaction volumes as well as share volumes. If demand for our brokerage services declines and we are unable to respond by adjusting our fixed cost base, our operating results could be materially adversely affected. Therefore, we have undertaken cost reduction initiatives to reduce our fixed cost base. We estimate our fixed cost base by subtracting line items that we have determined to be predominantly variable in nature. Some of these variable line items may contain a fixed component. Similarly, some of our fixed expense line items may contain a variable component. Management does not adjust for the variable or fixed component within each line item when analyzing our fixed cost base. Our fixed cost base is calculated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            2002           2001           2000
                                                         ----------   --------------   ----------
                                                                      (IN THOUSANDS)
      Total expenses, as reported......................  $1,806,130     $1,199,686     $1,108,234
      Less brokerage, clearing and exchange fees.......     149,521        146,223        136,163
      Less soft dollar and commission recapture
        expenses.......................................     217,314        220,050        180,035
      Less broker-dealer rebates.......................     124,399             --             --
      Less restructuring...............................     120,800         24,378             --
      Less goodwill impairment.........................     551,991             --             --
      Less loss of fixed assets at the World Trade
        Center.........................................          --         20,346             --
      Less recovery of fixed assets lost...............          --        (21,000)            --
                                                         ----------     ----------     ----------
      Total fixed costs................................  $  642,105     $  809,689     $  792,036
                                                         ==========     ==========     ==========

REVENUES

     Our revenues consist of transaction fees, interest and investment income.

     Transaction fees accounted for the significant portion of our revenues in 2002. These fees are commission and other revenues earned on our customers' use of our various brokerage and related services, and fluctuate based upon share volumes and pricing changes. These services include ECN transaction revenues, service bureau transaction fees, market data, communication, clearing and other brokerage services. Transaction fees also include soft dollar revenues and revenues that are subject to commission recapture which offset dollar-for-dollar the expenses we incur in paying for research from independent third parties and for commission recapture payments to pension plan and other fund sponsors. ECN transaction fee revenues include commissions charged to broker-dealers who consume liquidity from our ECNs. The commissions we charge to liquidity consumers more than offset the amount we pay broker-dealers who liquidity to our ECNs.

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

     Interest income is interest earned on the cash provided as collateral on stock borrowing transactions related to our clearing business, our interest earning assets, which primarily consist of fixed income securities, and on our cash balances.

     Investment income consists of realized and unrealized gains and losses, dividends and other income earned on a series of strategic alliances and long-term investments we have made in other companies, as well as realized and unrealized gains and losses from our marketable securities.

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

     Soft dollar and commission recapture expense consists primarily of expenses we incur to purchase research products from third parties for our customers in connection with our soft dollar research business, as well as commission recapture payments to pension plan and other fund sponsors. Our soft dollar and commission recapture expense fluctuates based upon the level of our customers' demand for these services and overall market transaction volumes.

     Broker-dealer rebates represents were commission rebates to broker-dealers who provide liquidity to our ECNs as part of our pricing incentives for broker-dealers. We charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity to our ECNs.

     Brokerage, clearing and exchange fees include fees paid to clearing entities for clearing and settlement services, fees paid to floor brokers and exchanges for trade execution, and fees paid to third-party vendors for data processing services. These costs generally fluctuate based on transaction volumes.

     Communications and equipment expense consists primarily of costs for our network connections with our customers; costs for maintenance of our core network and other systems development efforts; costs for software, computers and other equipment; and fees for access to stock market data. Communications and equipment expense generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance, and security. We also must modify our systems from time to time to comply with various regulatory requirements, such as the SEC order handling rules, Regulation ATS and the introduction of decimalization. The expenses we incur for these modifications may vary substantially from period to period. We expect our communications and equipment expense to decrease slightly in 2003 as we leverage our improved network and systems efficiencies, as well as reduced costs from Radianz, which provides us with network communications services. See "Certain Relationships and Related Transactions."

     Depreciation and amortization expense results primarily from the depreciation of the fixed assets we purchase, as well as the amortization of goodwill resulting from our acquisitions. Goodwill amortization was recorded until January 1, 2002, when we adopted new accounting rules, which require that goodwill no longer be amortized to earnings. In 2002, we wrote off all of our goodwill.

     Occupancy expense includes the costs of leasing, furnishing and maintaining our office and operations space, primarily in the New York metropolitan area. Occupancy expense is primarily affected by increases or decreases in the number of employees and expansion or contraction of our services and related support functions. We expect these costs to decrease in 2003 as we have consolidated our office space in the New York City area.

     Professional fees include fees paid to consultants as well as legal and accounting fees.

     Marketing and business development expense consists primarily of media, print and other advertising expenses incurred to create brand awareness, promote our services and introduce new products. It also includes travel and client entertainment expenses.

     Other expenses consist primarily of interest costs related to securities lending activities by our clearing operations, administrative expenses, provision for bad debt, interest expense related to the use of our credit facilities and borrowings from Reuters, if any, as well as other general office costs.

     Provision for income taxes includes taxes related to our income in each country or jurisdiction in which we operate. The difference between our effective tax rate and the U.S. statutory tax rate may differ period to period, but primarily results from state and local taxes in the U.S., foreign income taxes, valuation allowances against losses that may not be realized and the effect of certain non-deductible expenses.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies related to our strategic alliances and long term investments ("investments") and goodwill are the most critical accounting policies that requires us to make estimates and use judgments that could affect our results.

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

     We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

     In 2002, we wrote down our investments in WR Hambrecht + Co., Archipelago Holding LLC, The Nasdaq Stock Market, Inc. and Knight Roundtable Europe Ltd., by $45.2 million, based upon management's best judgment of each investment's fair market value.

  GOODWILL

     SFAS 142 requires that management perform a detailed review of the carrying value of the Company's tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company's assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management's assumptions and estimates are used in the valuation, actual results may differ.

     In accordance with SFAS 142, based on the results of a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result, we recorded a pre-tax goodwill impairment loss of $552.0 million in 2002. In addition, based upon a review of the discounted cash flows of our ProTrader subsidiary, we incurred a goodwill impairment charge of $15.7 million upon our adoption of SFAS 142.

     See Note 2 to the consolidated financial statements for a summary of our significant accounting policies.

KEY STATISTICAL INFORMATION

     The following table presents key transaction volume information, as well as certain other operating information.

                                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                   2002(5)        2001         2000        1999       1998
                                                  ----------   ----------   ----------   --------   --------
Total U.S. market share volume
  (millions)(1)(2)..............................     905,350      832,340      754,193    514,851    403,725
Our total U.S. market share volume
  (millions)(1)(2)..............................      97,623       76,909       66,711     41,146     33,731
Our percentage of total U.S. market share
  volume(1)(2)..................................        10.8%         9.2%         8.9%       8.0%       8.4%
                                                  ----------   ----------   ----------   --------   --------
Nasdaq share volume (millions)(2)...............     441,586      471,216      442,752    270,108    202,040
Our Nasdaq share volume (millions)(2)...........      81,942       65,893       57,390     35,211     28,653
Our percentage of Nasdaq share volume(2)........        18.6%        14.0%        13.0%      13.0%      14.2%
                                                  ----------   ----------   ----------   --------   --------
U.S. exchange-listed share volume (millions)....     463,764      361,123      311,441    244,743    201,685
Our U.S. exchange-listed share volume
  (millions)(2).................................      15,681       11,016        9,321      5,935      5,078
Our percentage of U.S. exchange-listed share
  volume(2).....................................         3.4%         3.1%         3.0%       2.4%       2.5%
                                                  ----------   ----------   ----------   --------   --------
Our U.S. equity transaction volume
  (thousands)...................................     148,415       98,346       82,437     44,902     26,800
Our international equity transaction volume
  (thousands)...................................       7,618        7,685        5,181      2,827      1,334
                                                  ----------   ----------   ----------   --------   --------
Our total equity transaction volume
  (thousands)...................................     156,033      106,031       87,618     47,729     28,134
                                                  ----------   ----------   ----------   --------   --------
Our average U.S. equity transaction size (shares
  per transaction)..............................         658          782          809        916      1,264
Our average equity transactions per day
  (thousands)...................................         619          428          348        189        112
Our average U.S. equity transaction fee revenue
  (per share, per side).........................  $   0.0045   $   0.0076   $   0.0083   $ 0.0091   $ 0.0101
Our average U.S. net equity transaction fee
  revenue (per share, per side)(non-GAAP
  financial measure)(4)(6)......................  $    .0030   $    .0065   $    .0074   $  .0085   $  .0094
                                                  ----------   ----------   ----------   --------   --------
Our transaction fees from U.S. equities
  (thousands)(3)................................  $  865,777   $1,167,155   $1,113,919   $752,613   $682,738
Our transaction fees from non-U.S. equities
  (thousands)(3)................................     212,395      257,188      267,486    182,937    139,219
                                                  ----------   ----------   ----------   --------   --------
Our total equity transaction fees
  (thousands)(3)................................  $1,078,172   $1,424,343   $1,381,405   $935,550   $821,757
Our net transaction fees from U.S. equities
  (thousands)(non-GAAP financial measure)(3)....  $  570,653   $  994,765   $  991,197   $701,474   $633,709
Our net transaction fees from non-U.S. equities
  (thousands)(non-GAAP financial measure)(3)....     154,289      198,762      207,661    144,658    107,940
                                                  ----------   ----------   ----------   --------   --------
Our total net equity transaction fees
  (thousands)(non-GAAP financial measure)(3)....  $  724,942   $1,193,527   $1,198,858   $846,132   $741,649

---------------

(1) U.S. shares consist of shares of U.S exchange-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see -- "Nasdaq Volume Calculations" and "Calculation of Instinet ATS and Island ATS Volume Combined Volumes"

(3) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses and broker-dealer rebates from the related equity transaction fees. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues.

(4) Our average U.S. net equity transaction fee revenue is calculated by dividing our net U.S. equity transaction fee revenue for the buy and sell side of each transaction by our total U.S. share volume.

(5) Island's results, subsequent to September 20, 2002, are consolidated with our results for the periods described.

(6) In 2002, our average U.S. net equity transaction fee revenue has fluctuated significantly as was $0.0018, $0.0025, $0.0036 and $0.0055 for the three months ended December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002, respectively.

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

     For example, in a 10,000-share purchase and sale involving two market makers, the 10,000-share sale by Investor 1 to Market Maker 1 would be reported to Nasdaq as a 10,000 share transaction by Market Maker 1. The sale in turn by Market Maker 1 of the same 10,000 shares to Market Maker 2 would also be reported to Nasdaq by Market Maker 1 as a 10, 000-share transaction. Finally, the purchase in turn of the same 10,000 shares by Customer 2 from Market Maker 2 would be reported to Nasdaq by Market Maker 2 as a third 10,000-share transaction. Total Nasdaq trading volume would thus be 30,000 shares.

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

  CALCULATION OF INSTINET ATS AND ISLAND ATS COMBINED VOLUMES

     Our two ATSs, Instinet and The Island ECN, currently operate independently; however, we disclose the volumes from our two ATSs on a combined basis. Currently, Instinet customers have the option, for certain orders, to automatically send parts of orders that cannot be filled on the Instinet system to the Island system. In calculating our combined volumes, we eliminate one side of these routed orders.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   ------   ------
REVENUE
Transaction fees............................................   101.8%    95.5%    96.7%
Interest....................................................     3.8%     3.3%     2.7%
Investments.................................................    -5.6%     1.2%     0.6%
                                                              ------    -----    -----
     Total revenues.........................................   100.0%   100.0%   100.0%

EXPENSES
Compensation and benefits...................................    26.6%    27.3%    26.6%
Soft dollar and commission recapture........................    20.5%    14.8%    12.6%
Broker dealer rebates.......................................    11.7%     0.0%     0.0%
Brokerage, clearing and exchange fees.......................    14.1%     9.8%     9.5%
Communications and equipment................................    11.9%    10.5%    10.0%
Depreciation and amortization...............................     7.4%     5.4%     5.2%
Occupancy...................................................     5.2%     3.3%     2.5%
Professional fees...........................................     2.3%     2.7%     6.3%
Marketing and business development..........................     1.6%     1.5%     2.3%
Other.......................................................     5.6%     3.7%     2.6%
Goodwill impairment.........................................    52.1%     0.0%     0.0%
Restructuring...............................................    11.4%     1.6%     0.0%
Loss of fixed assets and World Trade Center.................     0.0%     1.4%     0.0%
Recovery of fixed assets lost...............................     0.0%    -1.4%     0.0%
                                                              ------    -----    -----
     Total expenses.........................................   170.5%    80.5%    77.6%

Income/(loss) from continuing operations before income
  taxes, and cumulative effect of change in accounting
  principle.................................................   -70.5%    19.5%    22.4%
Income tax provision/(benefit)..............................    -5.0%     8.2%     9.5%
                                                              ------    -----    -----
  Income/(loss) from continuing operations before cumulative
     change in accounting principle.........................   -65.5%    11.3%    12.9%
Discontinued operations:
  Loss from operations of fixed income business.............    -3.2%    -2.6%     3.9%
  Income tax benefit........................................     1.0%     1.0%    -1.4%
                                                              ------    -----    -----
Income before cumulative effect of change in accounting
  principle.................................................   -67.7%     9.7%    10.4%
Cumulative effect of change in accounting principle, net of
  tax.......................................................    -1.8%     0.0%     0.0%
                                                              ------    -----    -----
     NET INCOME/(LOSS)......................................   -69.4%     9.7%    10.4%
                                                              ======    =====    =====

  DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001

  Overview

     Net income decreased from $144.8 million for 2001 to a net loss of $735.2 million for 2002 primarily due to a $552.0 million charge for goodwill impairment, a restructuring charge and a write down in our investments.

     Our revenues decreased 29.0% from $1.5 billion for 2001 to $1.1 billion for the comparable period in 2002, primarily as a result of lower average pricing, which more than offset revenues related to our increased share volumes and acquisition of Island.

     Expenses increased 50.6% from $1.2 billion for 2001 to $1.8 billion for 2002. Our expenses for 2002 included a goodwill impairment charge of $552.0 million and restructuring charges of $120.8 million. Our expenses for 2001 included a restructuring charge of $24.4 million. Excluding these charges (a non-GAAP financial measurement), our expenses decreased 3.6% from $1.2 billion in 2001 to $1.1 billion for 2002. In addition, Island contributed $60.3 million of expenses in 2002.

  Revenues

     Transaction fee revenue decreased 24.3% from $1.4 billion in 2001 to $1.1 billion in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture as well as broker-dealer rebates, declined 39.3% from $1.2 billion in 2001 to $724.9 million in 2002. These decreases were primarily due to a decline in average pricing as a result of our pricing changes. Our average transaction fee revenue per U.S. share, decreased 40.8% from $0.0076 in 2001 to $0.0045 in 2002. Our average net transaction fee revenue per U.S. share (a non-GAAP financial measure), which excludes revenues directly related to soft dollar and commission recapture as well as broker-dealer rebates, decreased 53.8% from $0.0065 in 2001 to $0.0030 in 2002. On a quarterly basis, our average net U.S. equity transaction fee revenue has fluctuated significantly and was $0.0018, $0.0025, $0.0036 and $0.0055 for the three months ended December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002, respectively.

     Primarily due to the acquisition of Island in September 2002, our various pricing changes, and the introduction of our broker-dealer rebates, we increased our trading volumes and market share in Nasdaq quoted and U.S. exchange-listed stocks between 2001 and 2002, however, the decrease in our average pricing more than offset the effect of the increases in our trading volumes. Our trading volumes in Nasdaq-quoted stocks increased 24.4% and our trading volumes in U.S exchange-listed stocks increased 42.3% in 2002, compared to 2001. Island contributed 90.8% or 14.6 billion shares, of the increase in Nasdaq-quoted stocks and 50.3% or 2.3 billion shares, of the increase in U.S. exchange-listed stocks. Our share of volume in Nasdaq-quoted stocks, while fluctuating during the period, increased from 14.0% in 2001 to 18.6% in 2002, and our share of volume in U.S. exchange-listed stocks increased from 3.1% in 2001 to 3.4% in 2002. Our Instinet ATS alone accounted for 15.3% of the total trading volume in the Nasdaq quoted stocks for 2002. Following our acquisition of Island, our two ATSs accounted for 29.7% of the total trading volume in Nasdaq-quoted stocks for the three months ended December 31, 2002. Our average number of transactions per day in Nasdaq-quoted and U.S. exchange-listed stocks decreased 15.9% from 782,025 in 2001 to 657,771 in 2002.

     Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 1.2% from $220.1 million in 2001 to $217.3 million in 2002, primarily due to a decrease in our soft dollar revenues due to reduced use of this service partly offset by increased use of the commission recapture services provided by our Lynch, Jones and Ryan subsidiary.

     Our transaction fee revenue earned from U.S. equity transactions decreased 25.8% from $1.2 billion in 2001 to $865.8 million in 2002. Our transaction fee revenue earned from non-U.S. equities declined 17.4% from $257.2 million in 2001 to $212.4 million in 2002. This amount represented 18.1% of our total equity transaction fee revenue in 2001, and 19.7% in 2002. Our net transaction fee revenue earned from U.S. equity transactions (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 42.6% from $994.8 million in 2001 to $570.7 million in 2002 due to the decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reductions we initiated for this group in March 2002. Our net transaction fee revenue earned from non-U.S. equities (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 22.4% from $198.8 million in 2001 to $154.3 million in 2002. This amount represented 16.7% of our total net equity transaction fee revenue in 2001, and 21.3% in 2002. This increase was primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.

     Interest revenue decreased 18.6% from $49.3 million in 2001 to $40.1 million in 2002. This decrease was primarily due to a decrease in interest rates, which affects the revenue generated by our stock borrowing activities related to our clearing services, as well as a decrease in our interest bearing cash and cash equivalents.

     Investments revenue decreased from a gain of $17.4 million in 2001 to a loss of $59.1 million in 2002. The loss was primarily due to write downs of $45.2 million where management made a determination that the fair value of investments was impaired and $12.1 million for investments accounted for under the equity method, offset by gains on our securities owned, including $2.7 million on our sale of shares in the Toronto Stock Exchange upon its demutualization and initial public offering in November 2002.

  Expenses

     Compensation and benefits expense decreased 30.7% from $406.3 million in 2001 to $281.8 million in 2002. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our average headcount was 2,083 in 2001 and 1,672 in 2002. Our total headcount decreased from 2,132 employees as of December 31, 2001 to 1,474 employees (including 133 employees from Island) as of December 31, 2002. In addition, employees have also been given incentives through the issuance of stock options. The Company's policy is not to reflect an expense for stock options granted to employees.

     Soft dollar and commission recapture expense decreased 1.2% from $220.1 million in 2001 to $217.3 million in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This decrease was primarily due to a decrease in our soft dollar costs due to lower volumes partly offset by expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary.

     Broker-dealer rebates were $124.4 million in 2002. As noted above, as part of our pricing incentives for broker-dealers, we now offer commission rebates to broker-dealers who provide liquidity, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity to our ECNs.

     Brokerage, clearing and exchange fees increased 2.3% from $146.2 million in 2001 to $149.5 million in 2002. This increase was due to higher brokerage and exchange fees as a result of our new order routing technology (which allows us to route trades to other ECNs, which in turn, charge us fees for this service), our acquisition of Island and fees charged to our ProTrader subsidiary. Partly offsetting these increases were a reduction in our regulatory fees and lower U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression.

     Communications and equipment expense decreased 19.4% from $156.0 million in 2001 to $125.7 million in 2002. This decrease was due in large part to lower core communications costs, which decreased 23.1% from $77.9 million in 2001 to $62.8 million in 2002, reflecting the benefit of improved network and systems efficiencies. Our equipment and software costs for upgrading our existing systems and other enhancements decreased 21.2% from $38.0 million in 2001 to $30.0 million in 2002 primarily due to decreased spending in this area. Our exchange data access charges also decreased 19.7% from $19.8 million in 2001 to $15.9 million, primarily due to the sale of our Research and Analytics product to Reuters in September 2001.

     Depreciation and amortization expense decreased 2.9% from $80.8 million in 2001 to $78.4 million in 2002. This decrease was primarily due a reduction in depreciation of our capitalizable assets, which decreased as part of our cost reduction initiatives, offsetting a slight increase due to our acquisition of Island. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS 142 on January 1, 2002. Offsetting this decrease in goodwill amortization was amortization related to our intangible assets, which we acquired in connection with our acquisition of Island and ProTrader.

     Occupancy expense increased 11.2% from $49.9 million in 2001 to $55.5 million in 2002, primarily due to increased property insurance, maintenance and one time costs associated with our move to new corporate headquarters in New York and our acquisition of Island. Partly offsetting these increases was a decrease in rent expense due to consolidation of our office space in the New York metropolitan area.

     Professional fees decreased 38.5% from $40.0 million in 2001 to $24.6 million in 2002. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses and our acquisition of Island.

     Marketing and business development decreased 22.8% from $22.1 million in 2001 to $17.1 million in 2002. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives.

     Other expenses increased 8.2% from $54.5 million in 2001 to $59.0 million in 2002. This increase was primarily due to an increase in our provision for bad debts due to loans we made, payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us, and interest costs related to our securities lending and other clearing activities. Partly offsetting these increases were decreases in our travel expenses as part of our cost reduction initiatives, a one-time refund of value added tax previously paid to certain non-U.S. tax authorities and interest expense related to a loan Reuters provided to us to fund our acquisition of Lynch Jones & Ryan in February 2000. This loan was repaid in June 2001.

  Provision for Income Taxes

     Our tax provision on income/(loss) from continuing operations decreased from a charge of $122.2 million in 2001 to a benefit of $53.1 million in 2002 as a result of our loss from continuing operations before income taxes and cumulative effect of change in accounting principle. Our effective income tax rate decreased from 41.9% in 2001 to 7.11% in 2002. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, restructuring charges, write-down in our investments, operating losses in tax jurisdictions where utilization of tax losses is doubtful and other valuation allowances.

  Cumulative Effect of Change in Accounting Principle

     The cumulative effect of a change in accounting principle related to goodwill, net of tax, was $18.6 million in 2002. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. Upon adoption of SFAS 142, we incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 million related to our acquisition of Montag Popper & Partner GmbH, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our ProTrader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

  DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

  Overview

     Net income decreased 2.3% from $148.2 million in 2000 to $144.8 million in 2001. Our revenues grew 4.4% from $1.4 billion in 2000 to $1.5 billion in 2001 primarily as a result of increased U.S. trading volumes in the first half of 2001, notwithstanding the effects of the market closures from the events of September 11. This growth offset a 4.3% decline in our net transaction fee revenue earned from our customers trading non-U.S.

equities primarily as a result of declines in share prices in non-U.S. securities markets despite our increased volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

     This revenue growth was offset by the 8.3% increase in expenses from $1.1 billion in 2000 to $1.2 billion in 2001. This increase in expenses was primarily due to increased expenses related to our soft dollar and commission recapture businesses as a result of increased customer demand for this service, higher compensation and benefits expense and a restructuring charge related to our cost reduction initiatives, offset by a reduction in our professional fees and marketing and business development expenses.

     Expenses increased despite a decrease in our business development costs in connection with our efforts to expand and diversify our activities. Our expenses related to the creation of a retail brokerage capability decreased from $56.6 million in 2000 to $4.7 million in 2001. Included in the 2000 and 2001 amounts are restructuring charges of $7.5 million and $4.0 million, respectively. All charges related to our change in strategy related to our retail brokerage capability were incurred as of March 31, 2001. Our loss from the discontinued operations of our fixed income business decreased from $55.6 million in 2000 to
39.1 million in 2001.

  Revenues

     Transaction fee revenue increased 3.1% from $1.38 billion in 2000 to $1.42 billion in 2001. This increase was due to higher trading volumes primarily in the first half of 2001 both domestically and internationally, reflecting growth in trading volumes in the global securities markets.

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

     Our transaction fee revenue earned from non-U.S. equities declined 3.8% from $267.5 million in 2000 to $257.2 million in 2001. This amount represented 19.4% of our total equity transaction fee revenue in 2000, and 18.1% in 2001. Our net transaction fee revenue earned from non-U.S. equities (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture, declined 4.3% from $207.7 million in 2000 to $198.8 million in 2001. This amount represented 17.3% of our total net equity transaction fee revenue in 2000, and 16.7% in 2001. This decrease was primarily due to declines in share prices in non-U.S. securities markets despite our increased transaction volumes in those markets. Our revenues from trading outside the United States are determined on the basis of the value of transactions, rather than the number of shares traded.

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

     Interest revenue increased 29.7% from $38.0 million in 2000 to $49.3 million in 2001. This increase was primarily due to revenue generated by our clearing services, as well as interest from our fixed income investments and higher cash balances as a result of our initial public offering in May 2001.

     Investment income increased 91.9% from $9.1 million in 2000 to $17.4 million in 2001. This increase was primarily due to mark-to-market gains of $18.6 million in shares we own in the Euronext, London and Hong Kong stock exchanges as a result of their demutualizations, as well as unrealized gains of $0.9 million on our fixed income investments. Partly offsetting these gains was a net write-down of $1.6 million related to our strategic alliances and long-term investments. We wrote-up our investment in Archipelago by a net amount of $16.9 million due to the November 2001 merger announcement between Archipelago and REDIBook and based on valuations of independent third parties involved in this transaction. Offsetting this gain was a net write-down of $17.7 million of our strategic alliances and long-term investments in businesses which are in the area of capital raising, in particular WR Hambrecht + Co. and Vencast. In accordance with our accounting policy, we initially value investments at cost as a proxy for fair value and require that changes in value be established by meaningful third-party transactions or a significant impairment in the issuer.

  Expenses

     Compensation and benefits expense increased 7.1% from $379.3 million in 2000 to $406.3 million in 2001. This increase was primarily due to higher salary costs partly offset by a decrease in our incentive compensation. Our headcount increased in 2001 as compared to the comparable period in 2000, reaching 2,123 employees as of March 31, 2001, but then declining as of December 31, 2001 to 1,852 employees as part of our cost reduction initiatives, excluding the effect of our ProTrader acquisition in October 2001 and our discontinued fixed income business. As of December 31, 2001, after giving effect to the ProTrader acquisition, our employee headcount was 2,132. Our acquisition of ProTrader contributed to the increase in our compensation and benefits expense as a percentage of revenues from 26.6% in 2000 to 27.3% in 2001.

     Soft dollar and commission recapture expense increased 22.2% from $180.0 million in 2000 to $220.1 million in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This increase was primarily due to our acquisition of Lynch, Jones & Ryan in February 2000, as well as an increase in the overall use of our soft dollar services by our customers and increased market transaction volumes. Primarily as a result of our purchase of Lynch, Jones & Ryan, this expense increased as a percentage of our revenues from 12.6% in 2000 to 14.8% in 2001.

     Brokerage, clearing and exchange fees increased 7.4% from $136.2 million in 2000 to $146.2 million in 2001. This increase resulted from higher domestic and international brokerage and exchange fees as well as higher domestic clearing fees primarily due to an increase in the number of transactions. Partly offsetting this increase was a decrease in our international clearing fees due to lower rates charged by our clearing banks. Primarily as a result of higher brokerage and exchange fees, as a percent of revenue brokerage, clearing and exchange fees increased from 9.5% in 2000 to 9.8% in 2001.

     Communications and equipment expense increased 8.9% from $143.2 million in 2000 to $156.0 million in 2001. This increase was due in large part to higher costs related to our core communications, which increased 40.3% from $58.2 million in 2000 to $81.6 million in 2001. Of this amount, $58.7 million related to network communications services that Radianz began providing to us in June 2000. We outsourced these services and transferred employees to Radianz at that time. In addition, our office communication expense increased 35.4% from $10.9 million in 2000 to $14.8 million in 2001 primarily due to the move to our new corporate headquarters. Partly offsetting these increases was a decrease in our equipment, hardware and software costs for upgrading our existing systems. These costs decreased 13.9% from $44.2 million in 2000 to $38.0 million in 2001, reflecting the benefit of improved network and systems efficiencies. Our exchange data access charges also decreased primarily due to the sale of R&A to Reuters in the fourth quarter of 2001. Primarily as a result of increased core communications costs, communications and equipment expense increased as a percentage of our revenues from 10.0% in 2000 to 10.5% in 2001.

     Depreciation and amortization expense increased 8.9% from $74.2 million in 2000 to $80.8 million in 2001. This increase was primarily due to an increase in depreciation as a result of our additional purchases of fixed assets and amortization of leasehold improvements, in connection with our move to our new corporate headquarters in New York. As a percentage of our revenues, depreciation and amortization expense increased from 5.2% in 2000 to 5.4% in 2001.

     Occupancy expense increased 38.9% from $35.9 million in 2000 to $49.9 million in 2001. This increase was primarily due to higher lease payments and related expenses for our new corporate headquarters in New York.

     Professional fees decreased 55.7% from $90.2 million in 2000 to $40.0 million in 2001. This decrease was primarily due to reduced use of technical and management consultants as a result of our cost reduction initiatives, as well as reduced legal expenses. These fees were higher in 2000 as we were preparing for our reorganization and initial public offering. A total of $20.4 million of the decrease in professional fees was attributable to reduced use of consultants for the creation of a retail brokerage capability and for our fixed income business. Professional fees decreased as a percentage of our revenues from 6.3% in 2000 to 2.7% in 2001.

     Marketing and business development expense decreased 31.1% from $32.1 million in 2000 to $22.1 million in 2001. This decrease was due primarily to a decreased level of advertising as a result of our cost reduction initiatives as well as the change in strategy related to our retail brokerage capability.

     Other expenses increased 47.1% from $37.1 million in 2000 to $54.5 million in 2001. This increase was primarily due to our interest costs related to our securities lending activities, allowance for doubtful accounts, payments to Reuters in connection with our sale of our R&A product in order to allow customers to continue to receive this service and support from Reuters instead of us, and our charitable donations and other costs associated with the events of September 11. Partly offsetting this increase was a decrease in our travel costs as a result of our cost reduction initiatives.

     Loss of fixed assets at World Trade Center and recovery of fixed assets lost relates to losses of $20.4 million we incurred in our offices at the World Trade Center as a result of the events of September 11. We recovered $21.0 million from our insurance carrier.

  Provision for Income Taxes

     Our tax provision decreased 10.1% from $136.0 million in 2000 to $122.2 million in 2001. Our effective income tax rate decreased from 42.5% in 2000 to 41.9% in 2001. The reduction in the rate for 2001 is primarily due to lower state and local income taxes.

  QUARTERLY RESULTS

     The following tables set forth certain unaudited consolidated quarterly statement of income data, both in dollar amounts and as a percentage of total revenues, and certain unaudited consolidated quarterly operating data for the eight quarters ended December 31, 2001. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this annual report. The results for any quarter are not necessarily indicative of results for any future period.

                                                               QUARTER ENDED
                          ----------------------------------------------------------------------------------------
                          DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 30,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 30,
                            2002        2002        2002       2002       2001       2001        2001       2001
                          ---------   ---------   --------   --------   --------   ---------   --------   --------
REVENUE
Transaction fees........  $ 278,441   $ 263,917   $269,933   $265,881   $319,219   $311,737    $378,891   $414,496
Interest................      8,546      10,699     11,958      8,934     11,562     14,254      11,199     12,281
Investments.............    (19,878)    (20,336)   (13,181)    (5,714)    17,817     (6,330)      3,689      2,212
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    Total revenues......    267,109     254,280    268,710    269,101    348,598    319,661     393,779    428,989

EXPENSES
Compensation and
  benefits..............     60,745      63,809     70,989     86,218     83,996     84,820     112,735    124,797
Soft dollar and
  commission
  recapture.............     50,161      51,824     61,738     53,591     58,174     51,595      54,228     56,053
Broker-dealer rebates...     56,601      39,004     25,503      3,291         --         --          --         --
Brokerage, clearing and
  exchange fees.........     36,994      42,079     33,767     36,681     40,364     33,284      36,185     36,390
Communications and
  equipment.............     36,604      26,620     29,187     33,309     32,872     36,939      42,560     43,631

                                                               QUARTER ENDED
                          ----------------------------------------------------------------------------------------
                          DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 30,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 30,
                            2002        2002        2002       2002       2001       2001        2001       2001
                          ---------   ---------   --------   --------   --------   ---------   --------   --------
Depreciation and
  amortization..........     24,659      16,712     17,930     19,123     21,269     21,206      19,669     18,610
Occupancy...............     16,158      12,223     13,595     13,552     11,587     14,424      13,796     10,111
Professional fees.......      7,820       5,110      6,646      5,018      7,880      8,085       9,012     15,013

Marketing and business
  development...........      3,756       2,451      7,480      3,407      2,739        843       8,477     10,084
Other...................     16,559       9,899     16,852     15,674     13,742     14,312      13,545     12,935
Restructuring...........     62,405         955     42,410     15,030      1,557     22,821          --         --
Goodwill impairment.....         --     551,991         --         --         --         --          --         --
Loss of fixed assets at
  the World Trade
  Center................         --          --         --         --        818     19,528          --         --
Insurance recovery of
  fixed assets lost.....         --          --         --         --     (1,472)   (19,528)         --         --
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    Total expenses......    372,462     822,677    326,097    284,894    273,526    288,329     310,207    327,624

Income/(loss) from
  continuing operations
  before income taxes
  and cumulative effect
  of change in
  accounting
  principle.............   (105,353)   (568,397)   (57,387)   (15,793)    75,072     31,332      83,572    101,365
Income tax
  provision/(benefit)...      6,690     (39,958)   (14,117)    (5,703)    26,662     15,685      36,198     43,665
                          ---------   ---------   --------   --------   --------   --------    --------   --------
Income/(loss) from
  continuing operations
  before cumulative
  effect of change in
  accounting
  principle.............   (112,043)   (528,439)   (43,270)   (10,090)    48,410     15,647      47,374     57,700
Discontinued operations:
  Loss from operations
    of fixed income
    business............       (412)         --    (23,581)    (9,775)    (4,535)   (11,871)    (10,841)   (11,886)
  Income tax benefit....        252          --      6,946      3,824      1,844      4,434       4,197      4,294
                          ---------   ---------   --------   --------   --------   --------    --------   --------
Income before cumulative
  effect of change in
  accounting
  principle.............   (112,203)   (528,439)   (59,905)   (16,041)    45,719      8,210      40,730     50,108
Cumulative effect of
  change in accounting
  principle, net of
  tax...................         --          --         --    (18,642)        --         --          --         --
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    NET INCOME/(LOSS)...  $(112,203)  $(528,439)  $(59,905)  $(34,683)  $ 45,719   $  8,210    $ 40,730   $ 50,108
                          =========   =========   ========   ========   ========   ========    ========   ========
OPERATING DATA:
Total U.S. market share
  volume (millions).....    228,692     239,100    225,445    212,113    220,876    180,711     208,587    222,389
Our total U.S. market
  share volume
  (millions)............     36,771      26,471     19,221     15,160     17,229     15,550      21,389     22,742
Our percentage of total
  U.S. market share
  volume................       16.1%       11.1%       8.5%       7.1%       7.8%       8.6%       10.3%      10.2%

     The following data sets forth as a percentage of revenue certain unaudited consolidated quarterly income data.

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 30,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 30,
                                            2002       2002        2002       2002       2001       2001        2001       2001
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
REVENUE
Transaction fees........................   104.2%      103.8%     100.5%      98.8%      91.6%       97.5%      96.2%      96.6%
Interest................................     3.2%        4.2%       4.5%       3.3%       3.3%        4.5%       2.8%       2.9%
Investments.............................    -7.4%       -8.0%      -4.9%      -2.1%       5.1%       -2.0%       0.9%       0.5%
                                           -----      ------      -----      -----      -----       -----      -----      -----
    Total revenues......................   100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%

EXPENSES
Compensation and benefits...............    22.7%       25.1%      26.4%      32.0%      24.1%       26.5%      28.6%      29.1%
Soft dollar and commission recapture....    18.8%       20.4%      23.0%      19.9%      16.7%       16.1%      13.8%      13.1%
Broker-dealer rebates...................    21.2%       15.3%       9.5%       1.2%       0.0%        0.0%       0.0%       0.0%
Brokerage, clearing and exchange fees...    13.8%       16.5%      12.6%      13.6%      11.6%       10.4%       9.2%       8.5%
Communications and equipment............    13.7%       10.5%      10.9%      12.4%       9.4%       11.6%      10.8%      10.2%
Depreciation and amortization...........     9.2%        6.6%       6.7%       7.1%       6.1%        6.6%       5.0%       4.3%
Occupancy...............................     6.0%        4.8%       5.1%       5.0%       3.3%        4.5%       3.5%       2.4%

Professional fees.......................     2.9%        2.0%       2.5%       1.9%       2.3%        2.5%       2.3%       3.5%
Marketing and business development......     1.4%        1.0%       2.8%       1.3%       0.8%        0.3%       2.2%       2.4%
Other...................................     6.2%        3.9%       6.3%       5.8%       3.9%        4.5%       3.4%       3.0%
Restructuring...........................    23.4%        0.4%      15.8%       5.6%       0.4%        7.1%       0.0%       0.0%
Goodwill impairment.....................     0.0%      217.1%       0.0%       0.0%       0.0%        0.0%       0.0%       0.0%
Loss of fixed assets at WTC.............     0.0%        0.0%       0.0%       0.0%       0.2%        6.1%       0.0%       0.0%
Insurance recovery of fixed assets at
  WTC...................................     0.0%        0.0%       0.0%       0.0%      -0.4%       -6.1%       0.0%       0.0%
                                           -----      ------      -----      -----      -----       -----      -----      -----
    Total expenses......................   139.4%      323.5%     121.4%     105.9%      78.5%       90.2%      78.8%      76.4%

Income/(Loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle.............................   -39.4%     -223.5%     -21.4%      -5.9%      21.5%        9.8%      21.2%      23.6%
Income tax provision/(benefit)..........     2.5%      -15.7%      -5.3%      -2.1%       7.6%        4.9%       9.2%      10.2%
                                           -----      ------      -----      -----      -----       -----      -----      -----
  Income/(loss) from continuing
    operations before cumulative effect
    of change in accounting principle...   -41.9%     -207.8%     -16.1%      -3.7%      13.9%        4.9%      12.0%      13.5%

Discontinued operations:
  Loss from operations of fixed income
    business............................    -0.2%        0.0%      -8.8%      -3.6%      -1.3%       -3.7%      -2.8%      -2.8%
  Income tax benefit....................     0.1%        0.0%       2.6%       1.4%       0.5%        1.4%       1.1%       1.0%
                                           -----      ------      -----      -----      -----       -----      -----      -----
Income before cumulative effect of
  change in accounting principle........   -42.0%     -207.8%     -22.3%      -6.0%      13.1%        2.6%      10.3%      11.7%
Cumulative effect of change in
  accounting principle, net of tax......     0.0%        0.0%       0.0%      -6.9%       0.0%        0.0%       0.0%       0.0%
                                           -----      ------      -----      -----      -----       -----      -----      -----
    NET INCOME/(LOSS)...................   -42.0%     -207.8%     -22.3%     -12.9%      13.1%        2.6%      10.3%      11.7%
                                           =====      ======      =====      =====      =====       =====      =====      =====

     We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results as a result of a variety of factors, including:

     - trading volumes;

     - impact of competition;

     - changes in pricing;

     - changes in interest rates;

     - changes in foreign currency rates;

     - changes in regulations;

     - our ability to manage personnel and process trading activity;

     - the amount and timing of capital expenditures;

     - the incurrence of costs associated with acquisitions;

     - general economic conditions; and

     - seasonality.

     Our expense structure includes a certain level of fixed costs, as well as a variable cost base that fluctuates with customer transaction volumes. In addition, we incur certain costs in anticipation of certain transaction volume levels. If demand for our brokerage services should decline suddenly (as has occurred in the past) and we may be unable to adjust our fixed cost base on a timely basis, which could have a material adverse effect on our operating results and financial condition. In addition, we may continue to make significant expenditures related to technological innovations over long periods of time, so that our operating margins and profitability could be adversely affected.

     Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and these comparisons cannot be relied upon as indicators of future performance. In addition, we cannot assure you that we will be able to achieve the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to achieve profitability on a quarterly basis. See "Certain Factors that May Affect Our Business."

LIQUIDITY AND CAPITAL RESOURCES

     We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities, will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements, operating losses, restructuring charges as well as other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

     We received net proceeds of $486.9 million during our initial public offering in 2001. We used $150.0 million of these proceeds to repay our indebtedness to Reuters, $100.0 million in connection with our acquisition of ProTrader in October 2001 and used the remaining proceeds to pay a portion of a special dividend of $248.7 million in connection with our acquisition of Island in September 2002.

     Cash and cash equivalents, together with assets readily convertible into cash, accounted for 67.7%, 65.8% and 66.2% of our assets as of December 31, 2000, 2001 and 2002, respectively. Cash and cash equivalents decreased to $275.8 million as of December 31, 2002 from $703.7 million as of December 31, 2001, primarily due to our dividend payment of $248.7 million in connection with our acquisition of Island, decreases in our securities owned and purchases of fixed assets and leasehold improvements. Decreases in our payables to broker-dealers and payables to customers and increases in securities borrowed were partly offset by a decrease in our receivables from broker-dealers. Cash and cash equivalents increased to $703.7 million as of December 31, 2001 from $415.2 million as of December 31, 2000 primarily due to the $486.9 million of net proceeds we received from our initial public offering in May 2001, as well as increases in our securities loaned. This increase was offset in part by an increase in our securities segregated under federal regulations and securities borrowed. The increase in our securities borrowed and loaned, as well as securities segregated under federal regulations relates to our clearing business.

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

     - Commissions receivable represent commissions (transaction fees) principally from broker-dealers.

     - Securities owned consist principally of U.S. government and agency securities, municipal bonds and corporate bonds in which we invest our excess cash. For the purpose of this calculation, we have excluded the shares we own in various stock exchanges.

     - Securities borrowed represent the amount of collateral deposited with brokers securing marketable equity securities borrowed by us in connection with covering customer securities transactions in our clearing business.

     Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, and commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Capital expenditures in 2000, 2001 and 2002 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities. We incurred losses of approximately $20.3 million in 2001 related to fixed assets at our offices in the World Trade Center, as a result of the events of September 11. We recovered $21.0 million in 2001 from our insurance carrier. Capital expenditures and investments in new technology were financed primarily through income from operations. Additionally, we made cash payments or acquired cash in excess of net assets of $26.0 in 2002 in connection with our acquisition of Island and ProTrader, $71.2 million in October 2001 and $5.3 million in January 2002 in connection with our acquisition of ProTrader and $48.5 million in February 2000 in connection with our acquisition of Lynch, Jones & Ryan. Historically, acquisitions of new businesses had generally been funded through subordinated borrowings from Reuters. Since our initial public offering, acquisitions have generally been funded from the proceeds from our initial public offering, cash generated by our operations or through issuance of our common stock. We also repurchased $1.5 million of our common stock in 2002 to satisfy future conversions of restricted stock units into common stock under our Restricted Stock Unit plan. We received $1.4 million related to the issuance of our common stock to satisfy options exercised during 2002. Lastly, we paid a $248.7 million special dividend in 2002 in connection with our acquisition of Island.

     Our future cash payments associated with contractual obligations, which are primarily leases for office space and equipment under non-cancelable operating leases with third parties and Reuters, are summarized as follows:


Year ending December 31, 2003...............................  $ 36.3 million
Year ending December 31, 2004...............................  $ 30.5 million
Year ending December 31, 2005...............................  $ 26.7 million
Year ending December 31, 2006...............................  $ 24.9 million
Year ending December 31, 2007...............................  $ 24.1 million
Thereafter..................................................  $110.5 million

     Our aggregate minimum lease commitments after 2007 relate to our 20-year lease for our headquarters in New York. We anticipate that we will meet our 2002 capital expenditure needs out of operating cash flows.

     Cash provided by/(used in) financing activities totaled $(248.9) million, $286.8 million and $50.4 million in 2002, 2001 and 2000, respectively. As noted above, we made a $248.7 million dividend payment. In May 2001, we made a return of capital of $150.0 million to Reuters. We funded that return of capital through an intercompany advance from Reuters. We repaid that advance in May 2001 out of the net proceeds we received from our initial public offering. In addition, Reuters loaned us $49.0 million to fund our acquisition of Lynch, Jones & Ryan in February 2000. This loan bore interest at an annual rate based on six-month LIBOR plus 1.25% and was repaid in June 2001.

     As of December 31, 2002, we had access to $201.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of December 31, 2002, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of December 31, 2002, we had access to $599.4 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of December 31, 2002, there was $27.3 million outstanding under these credit lines. Prior to our initial public offering, Reuters had issued non-binding, short-term letters to certain of these institutions confirming its ownership of us and indicating that if we were to default under the relevant facility, Reuters would consider, without any obligation, requests by these institutions for compensation. Reuters has withdrawn these letters and advised us that it will not issue any additional letters.

     Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2002, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities executed through our subsidiary Instinet Corporation (but not The Island ECN, which cleared its securities transactions through another broker-dealer until January 10, 2003, after which point it began clearing its transactions through ICS), had net capital of $168.1 million, which was $160.2 million in excess of its required net capital of $2.9 million.

     We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another, as well as to facilitate the settlement process to meet our customers' needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $608.5 million and $455.9 million as collateral for securities borrowed as of December 31, 2002 and 2001, respectively. We also received $453.3 million and $257.0 million as collateral for securities loaned as of December 31, 2002 and 2001, respectively.

     Included in commissions and other receivables is approximately $30 million from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C of which we have commenced arbitration proceedings before the NASD for approximately $11 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of December 31, 2002, these funds amounted to $251.8 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe adoption of this statement will have a material impact upon our financial condition and results of operations.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Management does not believe adoption of this statement will have a material impact upon our financial condition and results of operations.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123," was issued in December 2002 and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's policy is not to expense stock options; therefore, management does not believe adoption of this statement will have a material impact on our financial condition and results of operations.

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" was issued in November 2002. FIN No. 45 elaborates disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for periods ending after December 15, 2002. Management is reviewing the potential impact of adoption of this statement on its financial condition and results of operations.

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

INTEREST RATE RISK

     We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio of securities consisting of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
U.S. government and federal agency obligations..............  $ 10.9   $ 42.4
Municipal bonds.............................................   157.7     73.6
Corporate bonds.............................................    91.9     72.4
Foreign sovereign obligations...............................    58.1     18.3
                                                              ------   ------
  Total.....................................................  $318.6   $206.7
                                                              ======   ======

     These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of December 31, 2002 and 2001, the fair value of the portfolio would have declined by $1.5 million and $2.1 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $275.8 and $703.7 million as of December 31, 2002 and 2001, respectively. We also had short-term borrowings of $27.3 and $69.3 million as of December 31, 2002 and 2001, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

EXCHANGE RATE RISK

     A portion of our operations consists of brokerage services provided outside of the United States. Therefore, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have operations. We are primarily exposed to changes in exchange rates on the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may affect our results. However, we do not believe that our exchange rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows; therefore, we have not hedged this exposure. In the future, we may enter into derivative financial instruments as a means of hedging this risk.

     We manage currency exposure related to our brokerage business on a geographic basis. We generally match each of the non-U.S. subsidiary's liabilities with assets denominated in the same local currency and manage each subsidiary's balance sheet in local currency. This generally results in the net equity of the subsidiary being reported in its functional currency and subject to the effect of changes in currency exchange rates when translated into the U.S. dollar, our reporting currency. We currently do not seek to mitigate this exchange rate exposure, but we may in the future.

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

     The following is a breakdown of the currency denominations of our securities owned (in millions):

                                                              DECEMBER 31,
                                                              -------------
CURRENCY                                                      2002    2001
--------                                                      -----   -----
British pound...............................................  $52.7   $12.1
Euros.......................................................   18.1    20.9
Japanese yen................................................    8.4     7.6
Canadian dollar.............................................    7.2     5.7
Hong Kong dollar............................................    1.0     1.2
                                                              -----   -----
     Total..................................................  $87.4   $47.5
                                                              =====   =====

     Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $7.9 million and $4.3 million as of December 31, 2002 and 2001, respectively.

     A portion of our revenues and expenses are denominated in non-U.S. dollar currencies. Approximately 20.4% of our revenues and 10.1% of our expenses as of December 31, 2002 and 24.3% of our revenues and 22.0% of our expenses as of December 31, 2001 were so denominated. Our profits are therefore exposed to foreign currency risk -- not a loss of funds but rather a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $3.3 million and $4.3 million as of December 31, 2002 and 2001, respectively. We do not hedge this exposure as it is for financial reporting purposes.

EQUITY PRICE RISK

     As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.9 million and $5.6 million as of December 31, 2002 and 2001, respectively.

CREDIT RISKS

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

     We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. Over the last three years, our loss from a counterparty refusing to pay or was unable to settle with us have been immaterial.

     We are exposed to the credit worthiness of agencies with which we invest a portion of our available cash, primarily U.S and non-U.S. government and agency obligations, as well as corporate and municipal bonds. For investments maturing within six months, our credit policy is that all investments have at least an A1/P1 credit rating from Standard & Poors and Moody's Investors Service. We also maintain counterparty concentration limits that specify the amount that we can invest with any one counterparty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INSTINET GROUP INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   83
Consolidated Statements of Financial Condition as of
  December 31, 2002 and 2001................................   84
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   85
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000......   86
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   87
Notes to Consolidated Financial Statements..................   88

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  of Instinet Group Incorporated

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Instinet Group Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 and 5 to the financial statements, on January 1, 2002 the Company has adopted the goodwill provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP

New York, New York
January 27, 2003

                          INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                        ASSETS
Cash and cash equivalents...................................  $  275,837    $  703,678
Securities segregated under federal regulations.............     251,775       310,692
Securities owned, at market value...........................     348,051       236,007
Securities borrowed.........................................     608,475       455,922
Receivable from broker-dealers..............................     159,695       421,196
Receivable from customers...................................      56,257        68,280
Commissions and other receivables, net......................      85,296       116,027
Receivable from affiliates, net.............................       3,216            --
Investments.................................................      41,837        91,899
Fixed assets and leasehold improvements, net................     176,775       205,136
Deferred tax assets, net....................................      70,223        52,165
Goodwill, net...............................................          --       145,066
Other intangible assets, net................................     127,993        63,664
Other assets................................................      77,465       125,109
                                                              ----------    ----------
Total assets................................................  $2,282,895    $2,994,841
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings.......................................  $   27,279    $   69,299
Securities loaned...........................................     453,251       257,000
Payable to broker-dealers...................................     115,565       369,817
Payable to customers........................................     278,569       389,803
Taxes payable...............................................      19,943        30,229
Payable to Reuters..........................................       1,616         2,254
Payable to affiliates, net..................................          --        12,707
Accrued compensation........................................      90,279       128,175
Accounts payable, accrued expenses and other liabilities....     272,859       273,048
                                                              ----------    ----------
Total liabilities...........................................   1,259,361     1,532,332
                                                              ----------    ----------
Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value (950,000 shares authorized,
  330,920 and 248,351 issued as of December 31, 2002 and
  2001, respectively).......................................       3,309         2,483
Additional paid-in capital..................................   1,661,118     1,396,551
Retained earnings/(accumulated deficit).....................    (661,114)       74,116
Treasury stock, at cost (206 shares as of December 31,
  2002).....................................................      (1,270)           --
Accumulated other comprehensive income/(loss)...............      23,235          (726)
Unearned compensation.......................................      (1,744)       (9,915)
                                                              ----------    ----------
Total stockholders' equity..................................   1,023,534     1,462,509
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $2,282,895    $2,994,841
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Transaction fees.........................................   $1,078,172     $1,424,343     $1,381,405
Interest.................................................       40,137         49,296         38,015
Investments..............................................      (59,109)        17,388          9,059
                                                            ----------     ----------     ----------
     Total revenues......................................    1,059,200      1,491,027      1,428,479
EXPENSES
Compensation and benefits................................      281,761        406,348        379,320
Soft dollar and commission recapture.....................      217,314        220,050        180,035
Broker-dealer rebates....................................      124,399             --             --
Brokerage, clearing and exchange fees....................      149,521        146,223        136,163
Communications and equipment.............................      125,720        156,002        143,194
Depreciation and amortization............................       78,424         80,754         74,158
Occupancy................................................       55,528         49,918         35,946
Professional fees........................................       24,594         39,990         90,208
Marketing and business development.......................       17,094         22,143         32,145
Other....................................................       58,984         54,534         37,065
Goodwill impairment......................................      551,991             --             --
Restructuring............................................      120,800         24,378             --
Loss of fixed assets at World Trade Center...............           --         20,346             --
Insurance recovery of fixed assets lost..................           --        (21,000)            --
                                                            ----------     ----------     ----------
     Total expenses......................................    1,806,130      1,199,686      1,108,234
Income/(loss) from continuing operations before income
  taxes and cumulative effect of change in accounting
  principle..............................................     (746,930)       291,341        320,245
Provision for/(benefit from) income taxes................      (53,088)       122,210        135,993
                                                            ----------     ----------     ----------
Income/(loss) from continuing operations before
  cumulative effect of change in accounting principle....     (693,842)       169,131        184,252
Discontinued operations:
  Loss from operations of fixed income business, net of
     tax.................................................      (22,746)       (24,364)       (36,070)
                                                            ----------     ----------     ----------
Income/(loss) before cumulative effect of change in
  accounting principle, net of tax.......................     (716,588)       144,767        148,182
Cumulative effect of change in accounting principle......      (18,642)            --             --
                                                            ----------     ----------     ----------
     Net income/(loss)...................................   $ (735,230)    $  144,767     $  148,182
                                                            ==========     ==========     ==========
Basic and diluted earnings/(loss) per share:
  Income/(loss) from continuing operations before
     cumulative effect of change in accounting
     principle...........................................   $    (2.56)    $     0.73           0.89
Discontinued operations:
  Loss from operations of fixed income business, net of
     tax.................................................        (0.08)         (0.10)         (0.17)
                                                            ----------     ----------     ----------
Income/(loss) before cumulative effect of change in
  accounting principle, net of tax.......................        (2.64)          0.63           0.72
Cumulative effect of change in accounting principle......        (0.07)            --             --
                                                            ----------     ----------     ----------
     Net income/(loss)...................................   $    (2.71)    $     0.63     $     0.72
                                                            ==========     ==========     ==========
Shares used in basic earnings/(loss) per share
  calculation............................................      271,542        230,561        206,900
Shares used in dilutive earnings/(loss) per share
  calculation............................................      271,542        230,564        206,900

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                          ADDITIONAL                              OTHER
                                    HISTORICAL   COMMON    PAID IN     RETAINED    TREASURY   COMPREHENSIVE
                          SHARES      EQUITY     STOCK     CAPITAL     EARNINGS     STOCK        INCOME
                          -------   ----------   ------   ----------   ---------   --------   -------------
                                                           (IN THOUSANDS)
As of December 31,
  1999..................       --   $ 783,415       --            --          --        --       $(4,573)
Net income..............       --     148,182       --            --          --        --            --
Currency translation
  adjustment............       --      (4,573)      --            --          --        --         2,544
Stock options granted...       --      23,271       --            --          --        --            --
Stock options
  forfeited.............       --      (1,932)      --            --          --        --            --
Amortization of stock
  based plans...........       --          --       --            --          --        --            --
                          -------   ---------    ------   ----------   ---------   -------       -------
As of December 31,
  2000..................       --     948,363       --            --          --        --        (2,029)
Net income January 1,
  2001 to May 17,
  2001..................       --      70,651       --            --          --        --            --
Return of capital.......       --    (150,000)      --            --          --        --            --
Conversion from limited
  liability company to a
  corporation...........  206,900    (869,014)   $2,437   $  866,577          --        --            --
Net proceeds from
  initial public
  offering..............   36,800          --       --       486,916          --        --            --
Net income May 17, 2001
  to December 31,
  2001..................       --          --       --            --   $  74,116        --            --
Stock options
  exercised.............       19          --       --           279          --        --            --
Tax benefit for options
  exercised.............       --          --       --            28          --        --            --
Stock options
  forfeited.............       --          --       --        (3,365)         --        --            --
Amortization of stock
  based plans...........       --          --       --            --          --        --            --
Currency translation
  adjustment............       --          --       --            --          --        --         1,303
Issuance of shares for
  acquisition...........    4,629          --       46        46,091          --        --            --
Issuance of shares to
  Board.................        3          --       --            25          --        --            --
                          -------   ---------    ------   ----------   ---------   -------       -------
As of December 31,
  2001..................  248,351          --    $2,483   $1,396,551   $  74,116        --       $  (726)
Net loss................       --          --       --            --    (735,230)       --            --
Issuance of shares for
  acquisition...........   81,046          --      811       495,878          --        --            --
Conversion of stock
  based plans...........       --          --       --        21,583          --        --            --
Stock options granted...       --          --       --            20          --        --            --
Stock options
  exercised.............    1,523          --       15         1,372          --        --            --
Tax benefit for options
  exercised.............       --          --       --            69          --        --            --
Stock options
  forfeited.............       --          --       --        (5,616)         --        --            --
Amortization of stock
  based plans...........       --          --       --            --          --        --            --
Purchase of treasury
  stock.................     (245)         --       --            --          --   $(1,532)           --
Treasury stock
  re-issued.............       39                                 --          --       262            --
Dividend................       --          --       --      (248,739)         --        --            --
Currency translation
  adjustment............       --          --       --            --          --        --        23,961
                          -------   ---------    ------   ----------   ---------   -------       -------
As of December 31,
  2002..................  330,714          --    $3,309   $1,661,118   $(661,114)  $(1,270)      $23,235
                          =======   =========    ======   ==========   =========   =======       =======


                                             TOTAL
                            UNEARNED     STOCKHOLDERS'
                          COMPENSATION      EQUITY
                          ------------   -------------
                                 (IN THOUSANDS)
As of December 31,
  1999..................          --      $  778,842
Net income..............          --         148,182
Currency translation
  adjustment............          --          (2,029)
Stock options granted...    $(23,271)             --
Stock options
  forfeited.............       1,932              --
Amortization of stock
  based plans...........       2,341           2,341
                            --------      ----------
As of December 31,
  2000..................     (18,998)        927,336
Net income January 1,
  2001 to May 17,
  2001..................          --          70,651
Return of capital.......          --        (150,000)
Conversion from limited
  liability company to a
  corporation...........          --              --
Net proceeds from
  initial public
  offering..............          --         486,916
Net income May 17, 2001
  to December 31,
  2001..................          --          74,116
Stock options
  exercised.............          --             279
Tax benefit for options
  exercised.............          --              28
Stock options
  forfeited.............       3,365              --
Amortization of stock
  based plans...........       5,718           5,718
Currency translation
  adjustment............          --           1,303
Issuance of shares for
  acquisition...........          --          46,137
Issuance of shares to
  Board.................          --              25
                            --------      ----------
As of December 31,
  2001..................    $ (9,915)      1,462,509
Net loss................          --        (735,230)
Issuance of shares for
  acquisition...........          --         496,689
Conversion of stock
  based plans...........      (1,442)         20,141
Stock options granted...         (20)             --
Stock options
  exercised.............          --           1,387
Tax benefit for options
  exercised.............          --              69
Stock options
  forfeited.............       5,616              --
Amortization of stock
  based plans...........       4,017           4,017
Purchase of treasury
  stock.................          --          (1,532)
Treasury stock
  re-issued.............          --             262
Dividend................          --        (248,739)
Currency translation
  adjustment............          --          23,961
                            --------      ----------
As of December 31,
  2002..................    $ (1,744)     $1,023,534
                            ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2002          2001          2000
                                                              ---------     ---------     ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)...........................................  $(735,230)    $ 144,767     $ 148,182
Adjustments to reconcile net income to cash provided by
  operating activities:
  Unrealized loss on investments............................     59,707         1,628            --
  Depreciation and amortization.............................     78,424        84,088        77,721
  Deferred tax assets, net..................................    (49,203)       24,752       (35,898)
  Stock based compensation, net.............................      4,086         9,055         2,341
  Write off of fixed assets and leasehold improvements......     21,869            --            --
  Goodwill impairment.......................................    571,037
  (Increases)/decreases in operating assets:
    Securities segregated under federal regulations.........     58,917      (240,692)      (70,000)
    Securities borrowed.....................................   (152,553)     (210,089)     (105,715)
    Receivable from broker-dealers..........................    261,501       239,123      (225,324)
    Receivable from customers...............................     12,023        80,800       (39,074)
    Commissions and other receivables, net..................     57,306         7,582       (33,817)
    Receivable from affiliates, net.........................     (3,216)       14,267       (14,267)
    Other assets............................................     58,005        13,703       (51,185)
  Increases/(decreases) in operating liabilities:
    Short-term borrowings...................................    (42,020)      (47,773)      (77,938)
    Securities loaned.......................................    196,251       257,000            --
    Payable to broker-dealers...............................   (254,252)     (172,914)      194,707
    Payable to customers....................................   (111,234)       42,937       221,077
    Taxes payable...........................................    (10,998)      (20,287)       22,417
    Payable to Reuters......................................       (638)      (20,234)       10,104
    Payable to affiliates, net..............................    (12,707)       12,707        (2,372)
    Accrued compensation....................................    (37,896)      (74,592)       56,025
    Accounts payable, accrued expenses and other
      liabilities...........................................    (32,763)       92,817        70,023
                                                              ---------     ---------     ---------
      Cash (used in)/provided by operating activities.......    (63,584)      238,645       147,007
                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value.........................   (112,044)      (50,886)       29,504
  Investments...............................................     (9,645)       (9,726)      (35,434)
  Proceeds from sale of fixed assets to affiliate...........         --         7,867        17,300
  Purchase of fixed assets and leasehold improvements.......    (43,597)     (113,691)      (92,645)
  Acquisitions of businesses, net of assets acquired and
    liabilities assumed.....................................     25,952       (71,157)      (48,500)
  Loss of fixed assets at World Trade Center................         --        20,346            --
  Insurance recovery of fixed assets lost...................         --       (21,000)           --
                                                              ---------     ---------     ---------
      Cash used in investing activities.....................   (139,334)     (238,247)     (129,775)
                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated debt to affiliate............................         --            --        50,417
  Repayment of subordinated debt to affiliate...............         --       (50,417)           --
  Loan from Parent..........................................         --       150,000            --
  Capital distribution to Parent............................         --      (150,000)           --
  Net proceeds from initial public offering.................         --       486,916            --
  Repayment of loan from Parent.............................         --      (150,000)           --
  Proceeds from issuance of common stock....................      1,387           279            --
  Dividend..................................................   (248,739)           --            --
  Purchase of treasury stock................................     (1,532)           --            --
                                                              ---------     ---------     ---------
      Cash provided by/(used in) financing activities.......   (248,884)      286,778        50,417
                                                              ---------     ---------     ---------
Effect of exchange rate changes.............................     23,961         1,303        (1,972)
                                                              ---------     ---------     ---------
Increase/(decrease) in cash and cash equivalents............   (427,841)      288,479        65,677
Cash and cash equivalents, beginning of year................    703,678       415,199       349,522
                                                              ---------     ---------     ---------
Cash and cash equivalents, end of year......................  $ 275,837     $ 703,678     $ 415,199
                                                              =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  12,743     $   7,042     $     337
  Cash paid for taxes.......................................  $   9,044     $ 139,403     $  95,828
NON-CASH ACTIVITIES:
  The value of common stock issued in connection with business combinations was $512,967 and
    $50,000 for the years ended December 31, 2002 and 2001.
  The value of common stock issued to a Board member was $25 for the year ended December 31, 2001.
  The Company exchanged its members' units for common stock as of December 31, 2001.
  The Company issued $262 of treasury stock in connection with its restricted stock plan.

  The accompanying notes are an integral part of these consolidated financial statements.

                          INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 63% owned by a subsidiary of Reuters Group PLC ("Reuters" or "Parent"). The Company's primary operating subsidiaries are:

     - Instinet Corp. ("ICorp."), a U.S. registered broker-dealer which provides agency brokerage services to broker-dealers and institutional customers primarily through its automated real-time trading system.

     - The Island ECN, Inc. ("Island"), a U.S. registered broker-dealer which provides agency brokerage services primarily to broker-dealers, through its automated real-time trading system.

     - Instinet Clearing Services, Inc. ("ICS"), a U.S. registered broker-dealer which provides execution and clearing services to affiliates and unaffiliated broker-dealers in the United States.

     - Lynch, Jones & Ryan, Inc. ("LJR"), a U.S. registered broker-dealer offering specialized brokerage, research and commission recapture services to pension plan sponsors and managers.

     - Instinet International Corp., a Delaware holding company which, through its locally registered broker-dealer subsidiaries, provides agency and other brokerage services to broker-dealers and institutional customers in Europe, Asia and Canada.

     - ProTrader Securities LP. ("ProTrader"), a U.S. registered broker-dealer which provides direct access execution and advanced trading technology primarily to professional and non-institutional traders, active fund managers and hedge funds.

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

  SOFT DOLLAR AND COMMISSION RECAPTURE

     Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products as well as payments made as part of the Company's commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses. Soft dollar revenues and revenues subject to commission recapture are offset dollar-for-dollar by soft dollar research payments and commission recapture expenses.

                          INSTINET GROUP INCORPORATED

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

     Investments are accounted for under the equity method if the Company has the ability to exercise significant influence, but not control over the investee. Significant influence is deemed to exist if the Company has ownership of between 20% and 50%.

     Realized and unrealized gains and losses from investments are included in investment income on the Consolidated Statements of Operations.

  DEPRECIATION AND AMORTIZATION OF FIXED ASSETS ($ IN THOUSANDS)

     Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost, net of accumulated amortization of $295,098 and $373,689 as of December 31, 2002 and 2001, respectively.

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

     In accordance with SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"), goodwill existing as of June 30, 2001 was amortized until December 31, 2001. For goodwill arising from acquisitions after June 30, 2001, the Company did not amortize goodwill but reviewed it for impairment in accordance with the Company's impairment policy noted above.

     Pursuant to the purchase method, the results of operations, changes in stockholders' equity and cash flows of acquired companies and businesses are included in consolidated operations only for those periods following the date of their acquisition.

                          INSTINET GROUP INCORPORATED

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

  SOFTWARE COSTS

     Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, which are reflected as fixed assets on the statements of financial condition, were $1,126 and $6,001 at December 31, 2002 and 2001. Amortization expense was $3,373, $5,136 and $4,431 for the years ended December 31, 2002, 2001 and 2000, respectively.

  INCOME TAXES

     The Company files a consolidated income tax return in the U.S. and combined U.S. state and local income tax returns, where applicable.

     The Company records deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes, using current tax rates. Deferred tax expenses and benefits are recognized in the Consolidated Statements of Operations for changes in deferred tax assets and liabilities.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related accounting interpretations. The Company has chosen to account for stock options granted to employees using the intrinsic value method prescribed in APB No. 25 and accordingly compensation expense is measured as the excess, if any, of the estimated fair value of the Company at the date of grant over the option exercise price and is recorded over the vesting period. For options granted to non-employees, the Company uses the fair value method prescribed in SFAS 123 and accordingly, records compensation expense over the vesting period.

                          INSTINET GROUP INCORPORATED

     Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock based plans under SFAS 123, the Company's net income for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
Net income/(loss), as reported......................  $(735,230)  $144,767   $148,182
Add: Stock based employee compensation expense, net
  of related tax benefits, included in reported net
  income/(loss).....................................      2,723      3,432      1,094
Deduct: Stock based employee compensation, net of
  related tax effects, determined under fair value
  based methods for all awards......................    (36,361)   (57,022)    (8,624)
                                                      ---------   --------   --------
Pro forma net income/(loss).........................  $ 768,868     91,177    140,652

Earnings/(loss) per share, as reported -- basic and
  diluted...........................................  $   (2.71)  $   0.63   $   0.72
Pro Forma earnings/(loss) per share -- basic and
  diluted...........................................  $   (2.83)      0.40       0.68

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

  SECURITIES OWNED ($ IN THOUSANDS)

     Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
U.S. government and federal agency obligations..............  $ 10,867   $ 42,446
Municipal bonds.............................................   157,683     73,637
Corporate bonds.............................................    91,909     72,408
Foreign sovereign obligations...............................    58,146     18,317
Shares of stock exchanges...................................    29,246     29,199
Other.......................................................       200         --
                                                              --------   --------
     Total..................................................  $348,051   $236,007
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

                          INSTINET GROUP INCORPORATED

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

  COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

     Commissions and other receivables are reported net of a provision for doubtful accounts of $22,002 and $7,472 as of December 31, 2002 and 2001, respectively.

     Included in commissions and other receivables is approximately $30 million from Archipelago L.L.C.., B-Trade Services LLC and REDIBook ECN L.L.C of which approximately $11 million is under dispute. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute. (Note 19)

  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

                          INSTINET GROUP INCORPORATED

  TREASURY STOCK

     The Company's purchases of shares of its own common stock are recorded as treasury stock under the cost method and are shown as a reduction to stockholders' equity on the statement of financial condition.

  RESTRUCTURING

     The Company accounts for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 112, "Employer's Accounting for Post Retirement Benefits," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

3.  REORGANIZATION AND INITIAL PUBLIC OFFERING

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

     On May 23, 2001, the Company completed its initial public offering. In that offering, the Company sold 36,800,000 shares of common stock and received net proceeds of approximately $487 million after deducting offering expenses and an advance to the Company of $150 million by Reuters.

     In connection with the Company's initial public offering, the Company converted from a limited liability company to a corporation in the state of Delaware.

4.  ACQUISITIONS ($ IN THOUSANDS)

  ISLAND

     On September 20, 2002, the Company acquired 100% of the outstanding common stock of Island Holding Company, Inc., the parent company of The Island ECN, Inc. (collectively, "Island"). Island's results of operations, since that date, have been included in the Company's consolidated financial statements. Island is a leading electronic securities marketplace, with a large liquidity pool of orders to buy and sell securities that are published in its marketplace. Island's proprietary technology enables it to offer low cost, rapid and reliable order display and matching services to its customers. The Company believes this acquisition will result in better execution opportunities for its customers, a stronger technology and trading platform, an alternative to other offerings, cost savings, and a stronger management team.

     The aggregate purchase price was $555,349, consisting of $492,826 representing 80,658,886 shares of the Company's common stock, $20,141 representing additional common shares for the conversion of options, warrants and stock appreciation rights, deferred tax liability of $32,560 related to intangible assets and $9,822 representing direct costs of the acquisition. The value of the common shares issued was determined based on the average closing market price of the Company's common shares over the 2-day period before and after June 10, 2002, the date the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the excess purchase price over the estimated fair values of Island's

                          INSTINET GROUP INCORPORATED
assets and liabilities was performed by an independent valuation specialist and were as follows as of September 20, 2002:


Assets:
  Cash......................................................  $ 41,100
  Receivables, net..........................................    26,575
  Fixed assets, net.........................................    14,103
  Other assets..............................................    11,776
  Intangible assets.........................................    74,000
  Goodwill..................................................   421,081
                                                              --------
     Total assets acquired..................................   588,635
Less liabilities assumed....................................   (33,286)
                                                              --------
Net assets acquired.........................................  $555,349
                                                              ========

  PROTRADER

     In October 2001, the Company acquired ProTrader, a U.S. registered broker-dealer which provides direct access execution and advanced trading technology primarily to professional and non-institutional traders, active fund managers and hedge funds. The Company believed this acquisition would enhance its customer interface and order routing technology. The Company agreed to acquire ProTrader for $100 million in cash and 5.02 million shares of Instinet common stock valued in aggregate at $50 million, based on the average share price of Instinet stock for the seven trading days prior to closing. Direct capitalizable costs associated with this transaction were $2,806. On October 1, 2001, the Company acquired approximately 92% and acquired the remaining 8% on January 3, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Assets:
  Current and long term assets..............................  $ 19,062
  Intangible asset..........................................    71,777
  Goodwill..................................................    70,583
                                                              --------
     Total assets acquired..................................   161,422
Less liabilities assumed....................................    (8,616)
                                                              --------
Net assets acquired.........................................  $152,806
                                                              ========

     Of the consideration paid, approximately 50% of the excess purchase price over net assets acquired was assigned to an intangible asset, consisting of intellectual property and the related technology of ProTrader. The amount of goodwill expected to be deductible for tax purposes is $16,804.

     A description of the Company's significant acquisitions prior to December 31, 2001, including the date acquired, purchase price (including acquisition costs) and goodwill recognized, is as follows:

     - Montag Popper & Partner GmbH ("Montag"), a German fixed income broker-dealer, was acquired in October 1999 for $5,989. The $3,881 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     - LJR was acquired in February 2000 for $49,500. The $48,500 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

                          INSTINET GROUP INCORPORATED

     The following unaudited supplemental pro forma information has been prepared to give effect to acquisition of Island as of the beginning of the year preceding the year in which the acquisition occurred. Pro forma consolidated results after giving effect to the acquisition as of the beginning of the year preceding the year in which the acquisition occurred would not have been materially different from the reported amounts for the Company's acquisition of LJR and ProTrader.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Pro forma revenues..........................................  $1,656,457   $1,594,405
Pro forma net income........................................     167,885      170,737

5.  GOODWILL ($ IN THOUSANDS)

     The following table sets forth the changes in the carrying amount of goodwill:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
Balance, beginning of period................................   $ 145,066     $ 81,830
Goodwill acquired during the period.........................     425,971       63,236
Goodwill impairment.........................................    (571,037)          --
                                                               ---------     --------
Balance, end of period......................................   $      --     $145,066
                                                               =========     ========

     Instinet Corporation was acquired by Reuters in 1987. For purposes of preparing the consolidated financial statements of the Company, the $96,893 excess over the fair value of the net assets acquired by Reuters was recorded by the Company as goodwill.

     Goodwill arising from acquisitions of businesses, as well as the acquisition of Instinet Corporation by Reuters, was amortized on a straight-line basis over periods of 15 to 20 years until December 31, 2001. Goodwill is stated at cost, net of accumulated amortization of $76,608, as of December 31, 2001. Goodwill amortization was $8,110 and $7,505 for the years ending December 31, 2001 and 2000, respectively.

     The Company acquired approximately 92% of ProTrader in 2001, thereby increasing goodwill by $70,583, and acquired the remaining 8% in 2002, increasing its goodwill by $4,606. In addition, the Company recorded additional goodwill of $23 related to contingency consideration paid to former owners of trading offices purchased by its subsidiary ProTrader.

     The Company completed its merger with Island on September 20, 2002, thereby increasing its goodwill by $421,081. In addition, Island had existing goodwill of $261.

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

     In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result, the Company's goodwill related to its acquisition Montag was impaired. Therefore, the Company recorded a pre-tax impairment loss of $3,296, the remaining carrying value of its goodwill for that business in May 2002.

                          INSTINET GROUP INCORPORATED

     During the third quarter of 2002, the Company experienced a decline in its market capitalization, particularly towards the end of the quarter. Due to this significant decrease, the Company's book value exceeded its fair market value. The Company believes that the significant decline in market value reflects the ongoing challenging business environment, declining business fundamentals, the commoditization of its services, the launch of significant competitive products and a difficult regulatory environment. These events prompted the Company to perform a goodwill impairment test.

     In accordance with SFAS 142, based on the results of a valuation analysis prepared by an independent specialist, the Company has determined that its existing goodwill had been completely impaired and as a result the Company recorded a pre-tax goodwill impairment loss of approximately $552 million, the remaining carrying value of its goodwill, as of September 30, 2002.

     For comparative purposes, the following table reflects the Company's results for the years ended December 31, 2001 and 2000, adjusted as though the Company had adopted SFAS 142 on January 1, 2000:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income, as reported.....................................  $144,767   $148,182
Goodwill amortization.......................................     8,044      7,505
Tax effect..................................................    (1,422)    (1,185)
                                                              --------   --------
Net income, as adjusted.....................................  $151,389   $154,502
                                                              ========   ========
Basic and diluted earnings per share, as reported...........  $   0.63   $   0.72
Basic and diluted earnings per share, as adjusted...........  $   0.66   $   0.75

6.  INTANGIBLE ASSETS ($ IN THOUSANDS)

     Information regarding the Company's identifiable intangible assets are as follows:

                                                              ESTIMATED
                                                                LIFE      IDENTIFIABLE
INTANGIBLE ASSETS                                              (YEARS)       VALUE
-----------------                                             ---------   ------------
Technology..................................................     7.0        $122,984
Customer relationships......................................     5.0          15,500
Trade name..................................................     1.5           4,800
Non-compete agreements......................................     1.0           1,300

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Gross carrying amount.......................................  $144,584   $66,022
Accumulated amortization....................................   (16,591)   (2,358)
                                                              --------   -------
Net carrying amount.........................................  $127,993   $63,664
                                                              ========   =======

     Intangible assets arose in connection with the Company's acquisitions of ProTrader in October 2001 and Island in September 2002. The intangible assets are amortized on a straight-line basis over their respective

                          INSTINET GROUP INCORPORATED
estimated useful lives as shown above. Amortization expense for the year ended December 31, 2002 and 2001 was $14,232 and $2,358, respectively. Estimated amortization expense for each of the next 5 years is:

YEAR                                                          EXPENSE
----                                                          -------
2003........................................................  $24,813
2004........................................................   21,390
2005........................................................   20,670
2006........................................................   20,670
2007........................................................   19,817

7.  INVESTMENTS ($ IN THOUSANDS)

     From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. A description of the Company's more significant investments is as follows:

     - WR Hambrecht + Co ("Hambrecht")-- In 1999 and 2000, the Company made strategic investments totaling $27,500, now representing a 7.0% interest, in Hambrecht. Hambrecht underwrites initial public offerings through its auction-based securities offering via the Internet, performs research and analysis, places and invests in private equity transactions, and offers mergers and acquisition advisory services. As of December 31, 2001, the Company carried its investment at estimated fair value of $16,450. In December 2002, the Company wrote off its remaining value in Hambrecht due to a significant decrease in the valuation of its shares as a result of a recent round of financing, as well as the dramatic slowdown in investment banking activity. In addition, as of December 31, 2002, the Company has recorded a loan receivable from Hambrecht in the amount of $2,031. This loan accrues interest at prevailing market rates and matures in February 2007 and June 2007.

     - TP Group LDC -- Beginning in 1999, the Company made strategic investments, and also sold certain portions of its investment, in TP Group LDC, now representing a 13.8% interest. TP Group LDC is a consortium led by the Company that owns 38.9% of virt-x, an electronic order driven equities market for pan-European securities. In November 2000, the Company made an additional investment and, as of December 31, 2002 and 2001, the Company carried its investment at estimated fair value of $2,695 and $8,816, respectively.

     - Archipelago Holdings LLC ("Archipelago") -- In 1999, the Company made an investment of 15,528 GBP, now representing approximately 4.8% interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. In March 2002, Archipelago merged with REDIBook ECN LLC, another ECN. As of December 31, 2002 and 2001, the Company carried its investment at estimated fair value of $15,000 and $40,000, respectively.

     - The Nasdaq Stock Market, Inc ("Nasdaq") -- In 2000, the Company made an investment of $15,475 in Nasdaq, and its subsidiaries, ProTrader and Island, carried investments in Nasdaq totaling $2,817, together now representing 1.7% interest. As of December 31, 2002 and 2001, the Company carried its investment at estimated fair value of $14,792 and $15,736.

     - Tradeware S.A. ("Tradeware") -- In 2000, the Company made strategic investments of 4,000 euros, and in 2001, 66,925 Belgian francs and 1,500 euros, now representing a 47.9% interest, in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. As of December 31, 2002 and 2001, the Company carried its investment at $3,254 and $4,492, respectively, as determined under the equity method. In addition, as of December 31, 2002, the

                          INSTINET GROUP INCORPORATED

       Company recorded a loan receivable from Tradeware in the amount of $2,045. This loan accrues interest at prevailing market rates and matures on December 31, 2004.

     - JapanCross Securities Co. Ltd. ("Japan Cross") -- In 2001, the Company made a series of strategic investments totaling $3,782, now representing a 50% interest in Japan Cross, a joint venture which was established to provide a crossing service for Japanese equity securities. As of December 31, 2002 and 2001, the Company carried its investment at $2,096 and $3,782, respectively as determined under the equity method.

     - Starmine Corporation ("Starmine") -- In February 2002, the Company made an investment of $2,000 representing a 12.8% interest in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of December 31, 2002, the Company carried its investment at estimated fair value of $2,000.

     - e-Xchange Advantage Corporation ("e-Xchange") -- In July 2002, the Company made an investment of $2,000 representing a 9.8% interest in e-Xchange. e-Xchange formed a partnership with Nasdaq to develop securities electronic trading systems and tools. As of December 31, 2002, the Company carried its investment at estimated fair value of $2,000.

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

8.  RESTRUCTURING ($ IN THOUSANDS)

     The Company has initiated several cost reduction programs, which have resulted in restructuring charges. Information regarding the Company's restructuring charges follows:

     In 1998, the Company began to design and develop a web-based retail brokerage operation. In December 2000, based upon a review of market conditions and an evaluation of possible alternate strategies, the Company decided to re-direct its retail brokerage efforts. As part of this redeployment, the Company recorded a charge of $4,000 and $7,500 for the years ended December 31, 2001 and 2000. All of the liability related to this restructuring charge had been paid as of December 31, 2001.

     In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure. This restructuring was completed in 2001 at a cost of $24,400 in the year ended December 31, 2001 and included:

     - Workforce Reduction -- the Company reduced its employee headcount by 226. The departments primarily affected were various operational areas in technology support functions, sales and trading, administrative functions and clearing operations in its U.S. and international offices. The Company recorded a pre-tax charge of approximately $21,000 related to its workforce reduction during the second half of 2001.

                          INSTINET GROUP INCORPORATED

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

     As of December 31, 2002, the Company carried a liability of $3,273 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                                      BALANCE                   BALANCE
                                                    DECEMBER 31,              DECEMBER 31,
                                                        2001       PAYMENTS       2002
                                                    ------------   --------   ------------
Workforce reduction...............................     $5,694       $2,896       $2,798
Office closures/consolidation.....................      1,085          610          475
                                                       ------       ------       ------
Total.............................................     $6,779       $3,506       $3,273
                                                       ======       ======       ======

     The Company expects to pay the remaining liability by December 31, 2003.

     In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395, which included:

     - Workforce Reduction -- the Company reduced its employee headcount by 489. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. The Company recorded a pre-tax charge of $39,989 for the year ended December 31, 2002, related to its workforce reduction.

     - Office Closures/Consolidation -- the Company closed the Houston, Los Angeles and San Jose trading offices of its ProTrader subsidiary, consolidated its European trading and clearing operations, significantly reduced the size of its offices in Switzerland, U.K. and France, and consolidated its office space in the U.S. given its lower headcount. The Company recorded a pre-tax charge of $18,406 for the year ended December 31, 2002, related to its office closures.

     As of December 31, 2002, the Company carried a liability of $29,543 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                                                               BALANCE
                                                       ORIGINAL              DECEMBER 31,
                                                       ACCRUAL    PAYMENTS       2002
                                                       --------   --------   ------------
Workforce reduction..................................  $48,264     25,119      $14,870
Office closures/consolidation........................   18,406      3,773       14,673
                                                       -------    -------      -------
Total................................................  $66,670    $28,852      $29,543
                                                       =======    =======      =======

     The Company expects to pay approximately $22 million of the remaining liability by December 31, 2003.

     In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring

                          INSTINET GROUP INCORPORATED
included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405, which included:

     - Workforce Reduction -- the Company reduced its employee headcount by 300. The departments primarily affected were various operational areas in technology support functions, clearing operations, sales and trading, and administrative functions in its U.S. and international offices. The Company recorded a pre-tax charge of $26,356 related to its workforce reduction.

     - Office Closures/Consolidation -- the Company closed the Tampa, Dallas and Chicago offices and consolidated the remaining office space at its ProTrader subsidiary, and consolidated its office space in the New York City area, given its lower headcount. The Company recorded a pre-tax charge of $36,049 related to its office closures.

     As of December 31, 2002, the Company carried a liability of $50,709 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                                                               BALANCE
                                                       ORIGINAL              DECEMBER 31,
                                                       ACCRUAL    PAYMENTS       2002
                                                       --------   --------   ------------
Workforce reduction..................................  $26,356    $ 6,860      $19,496
Office closures/consolidation........................   36,049      4,836       31,213
                                                       -------    -------      -------
Total................................................  $62,405    $11,696      $50,709
                                                       =======    =======      =======

     The Company expects to pay approximately $13 million to $15 million of the remaining liability by December 31, 2003.

9.  DISCONTINUED OPERATIONS ($ IN THOUSANDS)

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

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Loss from discontinued operations:
  Loss from operation of fixed income business.......  $ 33,768   $ 39,133   $ 55,635
  Income tax benefit.................................   (11,022)   (14,769)   (19,565)
                                                       --------   --------   --------
     Net loss from discontinued operations...........  $ 22,746   $ 24,364   $ 36,070
                                                       ========   ========   ========
Loss per share -- basic and diluted:
  Loss from operation of fixed income business.......  $   0.12   $   0.17   $   0.27
  Income tax benefit.................................     (0.04)     (0.06)     (0.10)
                                                       --------   --------   --------
     Net loss from discontinued operations...........  $   0.08   $   0.11   $   0.17
                                                       ========   ========   ========

     A restructuring charge of $22,514 related to the closure of the Company's fixed income platform is reflected for the year ended December 31, 2002. As of December 31, 2002, the Company carried a liability of $221 associated with this restructuring on its consolidated statements of financial condition, which is expected to be substantially paid by June 30, 2003.

                          INSTINET GROUP INCORPORATED

10.  STOCK-BASED PLANS ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  RESTRICTED STOCK UNITS

     In 2002, the Company granted Restricted Stock Units ("RSU") to certain members of senior management in lieu of cash for a portion of each member's calendar year 2001 bonus, including a Board member and the newly appointed Chief Executive Officer. The RSUs are convertible into an equal number of shares of the Company's common stock and generally vest either one or two years from the date of grant. As of December 31, 2002, the Company has granted 208,807 RSUs.

  WARRANTS

     Under the terms of the merger agreement with Island, the Company converted and issued 2,851,327 warrants to holders of Island warrants as substitutions for Island warrants outstanding at September 20, 2002. The warrants have an exercise price of $1.04 and expire in January 2011.

  STOCK APPRECIATION RIGHTS ("SARS")

     Under the terms of the merger agreement with Island, the Company converted and issued 19,006 SARs as substitutions for SARs to holders of Island SARs outstanding at September 20, 2002. The SARs have an exercise price of $0.91, vest over 3 or 4 years and have a term of 7 years.

  OPTIONS

  Instinet Plan

     Substantially all employees and certain directors of the Company and certain employees of Radianz who were previously employees of the Company (Note
20) participate in the Company's stock option plan ("Instinet Plan"), which was adopted in February 2000. Under the Instinet Plan, options on the Company's common shares are issued for terms of 7 years and generally vest over 4 years. Subject to vesting and expiration provisions, participant exercise rights occur upon an initial public offering or six and one-half years from the original grant date. The options are exercisable at the estimated fair market value of the shares on the date the options were issued. The terms for options granted to employees and non-employees are the same. The Company has authorized the issuance of a maximum of 34,118 shares of common stock under the Instinet Plan. Options expire on dates ranging from March 2003 to December 2011.

     Under the terms of the merger agreement with Island, the Company converted and issued 2,942,128 options to holders of Island options as substitutions for Island options outstanding at September 20, 2002. These converted options are subject to the provisions of the Island Stock Option plan, which vest over 3 or 4 years, have a terms of 5 to 10 years and carry exercise prices ranging from $0.91 to $9.23.

                          INSTINET GROUP INCORPORATED

     A summary of the Instinet Plan stock option activity is as follows:

                                                                                       WEIGHTED
                                             WEIGHTED                                   AVERAGE
                                              AVERAGE      WEIGHTED                    EXERCISE
                                             EXERCISE      AVERAGE                     PRICE PER
                                             PRICE PER    REMAINING       OPTIONS     EXERCISABLE
                                 OPTIONS      OPTION     LIFE (YEARS)   EXERCISABLE     OPTION
                                ----------   ---------   ------------   -----------   -----------
Outstanding, December 31,
  2000........................   7,003,969     14.86         5.8                --          --
Granted.......................  17,056,356     16.51
Forfeited.....................  (2,936,849)    17.16
Exercised.....................     (19,280)    14.52
                                ----------
Outstanding, December 31,
  2001........................  21,104,196     16.03         6.1         2,548,784      $14.82
Granted (including conversion
  of Island options)..........  11,585,267      5.07
Forfeited.....................  (7,259,932)    13.88
Exercised.....................  (1,522,656)     0.91
                                ----------
Outstanding, December 31,
  2002........................  23,906,187    $11.48         5.6         8,303,974      $15.40
                                ==========

     Additional information on options outstanding as of December 31, 2002 is as follows:

                                                                    WEIGHTED     WEIGHTED
                                                                    AVERAGE      AVERAGE
                                                        OPTIONS     EXERCISE    REMAINING
EXERCISE PRICES                                       OUTSTANDING    PRICE     LIFE (YEARS)
---------------                                       -----------   --------   ------------
$0.91 to $1.22......................................     424,283     $ 1.03        7.8
$3.29 to $3.48......................................   1,150,000       3.39        6.8
$6.00 to $6.53......................................   6,992,301       6.02        6.3
$8.48 to $9.97......................................   1,199,592       8.85        7.7
$13.42 to $14.80....................................   8,159,600      13.59        5.0
$17.77 to $18.70....................................   5,980,411      17.79        5.2

     In September 2000, the board of directors of the Company approved a modification to the Instinet Plan changing the exercise terms. Accordingly, the Company recorded as unearned compensation, the difference between the exercise price of the option and estimated fair market value of the Company as of the date of modification for options granted to employees. For options granted to non-employees, the Company recorded the estimated fair value of the option on the date of modification as unearned compensation. The Company recorded unearned compensation of $22,553 and $718 for employees and non-employees, respectively, as unearned compensation on the modification date as a separate component of stockholders' equity.

     In May 2001, the Company adjusted the shares and exercise price of its existing options as a result of its conversion from a limited liability company to a corporation in connection with its initial public offering, at a conversion rate of 1.033209. There was no change in the economic value per each option granted.

     In October 2002, the Company approved an adjustment to the exercise prices of all outstanding options issued prior to September 19, 2002 to adjust for the dividend to the Company's stockholders, in accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25." The exercise prices of these options were decreased by $0.98 per option. The $0.98 adjustment reflects the change in the price of Company's common stock between the close of business on Friday, September 20, 2002, the last date on which the common stock price included the dividend, and the open of business on Monday, September 23, 2002, the first date on which the common stock began trading without the right to the dividend.

                          INSTINET GROUP INCORPORATED

  Reuters Plans

     Certain employees of the Company participate in the following Reuters stock option plans (collectively, the "Reuters Plans").

     - Save As You Earn Plan ("SAYE Plan") -- Reuters introduces a new SAYE plan each year. For U.S.-based employees, options are issued on Reuters American Depository Shares ("ADS"). SAYE options are issued for terms of 4 or 6 years, vest over a 3 or 5 year period, respectively, and are exercisable at the market price of the ADS on the date of grant. The Company will contribute 20% of the exercise price of the option to U.S.-based employees when exercised. For non-U.S.-based employees, options are issued on Reuters ordinary shares. Options are issued for terms similar to the U.S.-based employees; however, they have an exercise price 20% less than the market price of the ordinary shares on the date of grant. Accordingly, the Company recorded as deferred compensation the intrinsic value of the stock options awarded which is recognized over the vesting period. The following table summarizes Reuters ADS and ordinary share options issued under the Reuters SAYE Plan as of December 31, 2002 and 2001:

                                            WEIGHTED AVERAGE      WEIGHTED AVERAGE
                              OPTIONS        EXERCISE PRICE    REMAINING CONTRACTUAL
                            OUTSTANDING       ($/OPTIONS)           LIFE (YEARS)
                          ---------------   ----------------   ----------------------
                           DECEMBER 31,       DECEMBER 31,          DECEMBER 31,
                          ---------------   ----------------   ----------------------
PLAN                       2002     2001     2002     2001      2002            2001
----                      ------   ------   ------   -------   ------          ------
  ADS:
     1998 SAYE..........      --    9,826      --    $58.88       --             1.8
     1999 SAYE..........   3,641    9,843   82.06     82.06      1.8             1.6
  Ordinary Shares:
     1996 SAYE..........   7,411   10,209    9.39      8.60      0.3             0.3
     1997 SAYE..........  22,364   23,051    7.82      7.16      0.3             0.8
     1998 SAYE..........  24,818   21,790    7.46      6.84      0.8             1.8
     1999 SAYE..........  21,088   65,242   10.41      9.54      1.1             1.4
     2000 SAYE..........  50,659   80,512   15.48     14.19      1.6             2.7
     2001 SAYE..........      --   38,759      --     14.58       --             3.3

     - Plan 2000 -- Reuters introduced the Plan 2000 option plan in 1998, under which employees may be entitled to a single option award to acquire 2000 shares of Reuters ordinary shares. Options are issued for terms of 4 years, vest after a 3-year period and are exercisable at the market price of the ordinary share on the date of grant. The following table summarizes Reuters ordinary share options issued under the Reuters Plan 2000 as of December 31, 2002 and 2001:

                                             WEIGHTED AVERAGE      WEIGHTED AVERAGE
                                              EXERCISE PRICE    REMAINING CONTRACTUAL
                       OPTIONS OUTSTANDING     ($/OPTIONS)           LIFE (YEARS)
                       -------------------   ----------------   ----------------------
                          DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                       -------------------   ----------------   ----------------------
PLAN                    2002       2001       2002     2001      2002            2001
----                   -------   ---------   ------   -------   ------          ------
1998 Plan 2000.......  284,000   1,360,000    8.58    $ 7.87      2.8             3.8
1999 Plan 2000.......   28,000     334,000   12.70     11.64      3.3             4.3

                          INSTINET GROUP INCORPORATED

     Reuters ADS option activity under the Reuters SAYE Plan is as follows:

                                         WEIGHTED              WEIGHTED              WEIGHTED
                                         AVERAGE               AVERAGE               AVERAGE
                              DEC. 31,   EXERCISE   DEC. 31,   EXERCISE   DEC. 31,   EXERCISE
                                2002      PRICE       2001      PRICE       2000      PRICE
                              --------   --------   --------   --------   --------   --------
Outstanding, beginning of
  period....................   19,669     $70.48     33,508     $65.89     33,711     $65.65
Granted.....................       --                    --         --         --         --
Exercised...................       --                  (516)     58.88         --         --
Forfeited...................  (16,058)     63.76    (13,323)     58.88       (203)     58.88
                              -------               -------                ------
Outstanding, end of
  period....................    3,641     $82.06     19,669     $70.48     33,508     $65.89
                              =======               =======                ======
Exercisable, end of
  period....................       --         --         --         --         --         --

     Reuters ordinary shares option activity is as follows:

                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                         DEC. 31,    EXERCISE   DEC. 31,    EXERCISE   DEC. 31,    EXERCISE
                           2002       PRICE       2001       PRICE       2000       PRICE
                        ----------   --------   ---------   --------   ---------   --------
Outstanding, beginning
  of period...........   1,933,563    $8.95     1,956,598    $ 9.54    1,975,452    $ 9.55
Granted...............          --       --        38,759     14.19      (82,507)    15.38
Exercised.............      (8,000)    8.58       (44,981)     7.55      (98,977)     6.34
Forfeited.............  (1,487,223)    9.54       (16,813)     7.62       (2,384)    14.13
                        ----------              ---------              ---------
Outstanding, end of
  period..............     438,340    $9.64     1,933,563    $ 8.95    1,956,598    $ 9.54
                        ==========              =========              =========
Exercisable, end of
  period..............          --       --            --        --           --        --

  OPTION EXPENSE

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", SFAS 123, and related accounting interpretations for all of its stock-based plans referred to above. As a result, the Company has recorded as compensation expense $4,254, $5,979 and $2,674 as of December 31 2002, 2001 and 2000, respectively.

  OTHER

     The weighted average estimated fair value of the Instinet Plan options granted during the years ended December 31, 2002 and 2001 was $4.42 and $5.80 per option, respectively. The weighted average estimated fair value of the Reuters Plan's ordinary share options granted during the years ended December 31, 2001 was

                          INSTINET GROUP INCORPORATED

$8.58 per option. The fair value of each option granted is estimated, as of its respective grant dates, using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                       EXPECTED
                                               DIVIDEND    EXPECTED      RISK FREE     LIFE, IN
PLAN                                            YIELD     VOLATILITY   INTEREST RATE    YEARS
----                                           --------   ----------   -------------   --------
Instinet Plan (for the year ended December
  31, 2000)..................................       0%      69.50%         4.38%          7
Instinet Plan (for the year ended December
  31, 2001)..................................       0       68.48          6.54           7
Instinet Plan (for the year ended December
  31, 2002)..................................       0       87.39          3.20           7
1996 SAYE....................................    1.47       23.79          7.00        3 or 5
1997 SAYE....................................    1.47       23.79          7.00        3 or 5
1998 SAYE....................................    1.50       21.64          6.78        3 or 5
1999 SAYE....................................    1.70       23.69          5.24        3 or 5
2000 SAYE....................................    1.30       47.90          6.76        3 or 5
2001 SAYE....................................    1.33       48.84          6.77        3 or 5
1998 Plan 2000...............................    1.70       34.30          6.00           3
1999 Plan 2000...............................    1.70       34.30          5.23           3

11.  EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Options and warrants to purchase 4,426 shares of common stock were not included in the computation of diluted EPS for the year ended December 31, 2002 as the Company incurred losses during the period. Accordingly, the diluted EPS computation does not include the anti-dilutive effect of these options and warrants. Options to purchase 20,373 shares of common stock were not included in the computation of diluted EPS for the year ended December 31, 2001 as the exercise price for these options exceeded the average market price of the Company's common stock for each of the respective periods. Accordingly, the diluted EPS computation does not include the anti-dilutive effect of these options. The number of common shares outstanding, both basic and diluted, for the year ended December 31, 2000 reflects the number of shares that would have been held by Reuters after giving effect to the return of capital payment of $150,000 to Reuters and conversion of the Company from a limited liability company to a corporation, which is pushed back for EPS calculation purposes.

                          INSTINET GROUP INCORPORATED

     Earnings per share under the basic and diluted computations are as follows:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
Net income/(loss)...................................  $(735,230)  $144,767   $148,182
Weighted average number of common shares
  outstanding -- basic..............................    271,542    230,561    206,900
Common stock equivalent shares related to stock
  incentive plans...................................         --          3         --
                                                      ---------   --------   --------
Weighted average number of common shares
  outstanding -- diluted............................    271,542    230,564    206,900
Basic earnings/(loss) per share.....................  $   (2.71)  $   0.63   $   0.72
Diluted earnings/(loss) per share...................  $   (2.71)  $   0.63   $   0.72

12.  SHORT-TERM BORROWINGS ($ IN THOUSANDS)

     Short-term borrowings represent amounts borrowed on uncommitted bank lines of credit, which provide for borrowings for operational and general corporate purposes which generally bear interest rates that approximate the Federal Funds rate in the United States and euro or pound sterling LIBOR rates in Europe. The following is a summary of short-term borrowings information:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2002       2001        2000
                                                      --------   --------   ----------
Average amount outstanding during each period:
  U.S. dollar denominated...........................  $  2,259   $ 15,390   $    5,970
  Non-U.S. dollar denominated.......................    37,700     65,055      153,136
                                                      --------   --------   ----------
     Total..........................................    39,959     80,445      159,106
                                                      ========   ========   ==========
Maximum amount outstanding during each period:
  U.S. dollar denominated...........................    40,002     90,714      114,000
  Non-U.S. dollar denominated.......................   134,362    145,614      913,279
                                                      --------   --------   ----------
     Total..........................................  $174,364   $236,328   $1,027,279
                                                      ========   ========   ==========

     Weighted average interest rates for U.S. dollar and non-U.S. dollar denominated obligations are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
U.S. dollar denominated:
  Weighted average interest rate during each period.........  2.66%  5.34%  6.67%
  Weighted average interest rate at each period end.........  2.50   5.02   7.06
Non-U.S. dollar denominated:
  Weighted average interest rate during each period.........  3.64   3.75   5.86
  Weighted average interest rate at each period end.........  4.29   4.65   6.21

                          INSTINET GROUP INCORPORATED

13.  EMPLOYEE BENEFIT PLANS ($ IN THOUSANDS)

     The Company participates in various Reuters pension plans around the world. The U.S. employees are eligible to participate in the Reuters 401(k) plan. The majority of non-U.S. employees who join the Company prior to April 1999 are eligible to participate in Reuters Pension Fund ("RP Fund"). The majority of non-U.S. employees who joined after April 1999 are eligible to participate in the Reuters Retirement Plan ("RR Plan"). Each of these plans is supplemented by non-qualified plans that allow for contributions above limits imposed by local taxing authorities. Funding is provided by voluntary contributions from members of the plans and contributions from the Company. U.S. employees can contribute up to 13% of their annual base salary to the 401(k) plan and the Company contributes 8.125% of the employees' annual base salary. For the RR Plan, non-U.S. employees can contribute up to 4% of their annual base salary and the Company contributes 7% of their annual base salary. For the RP Fund, non-U.S. employees can contribute up to 6% of their annual base salary and the Company contributes 10.025% of their annual base salary. All plans are administered by third parties.

     Certain employees of the Company also participate in a long-term performance-based incentive compensation plan ("long term plan"). Under the long term plan, a portion of the operating earnings of the Company exceeding certain predetermined targets aggregated over a four-year period (a "Performance Period") are distributed to participants. A new Performance Period is started each January and as of December 31, 2001 and 2000, there were 1 and 2 long term plans in effect, respectively.

     Substantially all employees of the Company are eligible to participate in Reuters employee stock purchase plan ("ESP Plan") where employees can contribute up to a predetermined limit of their salary towards the purchase of Reuters common shares for non-U.S. employees or ADS for U.S. employees. The Company may contribute 20% of the employees' contribution to the plan.

     Reuters also provides certain employees of the Company with post retirement benefits such as healthcare and life insurance. Eligible employees are those who retire from the Company at normal retirement age. In 2002, Reuters modified its post retirement benefits and a majority of accrued costs related to the post retirement plans will be reversed over the next 19 years in accordance with generally accepted accounting principles.

     The Company's expenses related to the employee benefit plans referred to above are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
PLAN                                                         2002     2001      2000
----                                                        ------   -------   ------
Pension plans.............................................  $9,513   $12,937   $6,981
Long term plan............................................      47     9,405    9,918
ESP plan..................................................      --       206      191
Post retirement benefits..................................     733     1,358      986

     In addition, certain employees of the Company are eligible to participate in the Instinet Management Deferral Plan (the "Deferral Plan"). Under the Deferral Plan, employees can voluntarily defer a portion of their compensation for a period of five years by investing in certain employer provided investment options administered by ICS. The participating employees bear the entire risk of each investment election. Deferred compensation as of December 31, 2001 and 2000 was $15,750 and $42,577, respectively. The Company ceased the deferral plan at the end of 2002.

     Employees of Island are eligible to participate in Island's defined contribution 401(k) plan upon meeting certain eligibility requirements. The Company makes discretionary contributions based upon its results of operations. In January 2003, the Company terminated the Island plan and transferred the Island employees to the Instinet Plans.

                          INSTINET GROUP INCORPORATED

14.  INCOME TAXES ($ IN THOUSANDS)

     The provision for income tax consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Current:
  Federal............................................  $(30,911)  $ 61,751   $102,869
  State..............................................     6,456     19,463     40,097
  Foreign............................................     5,292      1,187      9,029
                                                       --------   --------   --------
     Total current...................................   (19,163)    82,401    151,995
Deferred:
  Federal............................................   (28,323)    14,113    (27,352)
  State..............................................    (6,629)     3,726     (9,037)
  State operating loss carryforward..................   (11,982)        --         --
  Foreign............................................     1,583      7,201        822
                                                       --------   --------   --------
     Total deferred..................................   (45,351)    25,040    (35,567)
                                                       --------   --------   --------
     Total provision for income taxes................  $(64,591)  $107,441   $116,428
                                                       ========   ========   ========

     The temporary differences which have created deferred tax assets and liabilities are detailed below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Depreciation and amortization.............................  $  6,838   $ 12,104
  Deferred compensation.....................................    13,516     25,246
  Foreign tax credits.......................................     1,322         --
  Net operating losses......................................    29,815      5,170
  Accruals and allowances...................................    59,582     24,449
  Goodwill..................................................    23,997         --
  Unrealized gains and losses on securities owned...........    21,749      3,190
                                                              --------   --------
     Total deferred tax assets..............................   156,819     70,159
Deferred tax liabilities:
  Depreciation and amortization.............................   (22,015)        --
  Unrealized gains on securities owned......................    (9,572)   (12,835)
                                                              --------   --------
     Total deferred tax liabilities.........................   (31,587)   (12,835)
                                                              --------   --------
Valuation allowance.........................................   (55,009)    (5,159)
                                                              --------   --------
Deferred tax assets, net....................................  $ 70,223   $ 52,165
                                                              ========   ========

     Management believes that it is more likely than not the tax assets, net of the valuation allowance, will be realized. The valuation allowance relates to operating losses in certain non-U.S. subsidiaries and unrealized losses on securities owned that may not be realized in the future.

     The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes.

                          INSTINET GROUP INCORPORATED

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2002    2001   2000
                                                              -----   ----   -----
U.S. federal income tax rate................................   35.0%  35.0%   35.0%
State and local income tax, net of Federal income tax
  benefit...................................................    0.8    5.2     8.5
Foreign income taxes........................................   (2.4)   1.8     0.5
Permanent differences.......................................  (22.2)   1.3    (0.1)
Valuation allowance.........................................   (2.9)    --      --
Miscellaneous...............................................   (0.2)  (0.7)    0.1
                                                              -----   ----   -----
                                                                8.1%  42.6%   44.0%
                                                              =====   ====   =====

15.  COMPREHENSIVE INCOME ($ IN THOUSANDS)

     Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
Net income/(loss)...................................  $(735,230)  $144,767   $148,182
Changes in other comprehensive income/(loss):
  Foreign currency translation adjustment...........     23,961      1,303     (2,029)
                                                      ---------   --------   --------
Total comprehensive income/(loss), net of tax.......  $(711,269)  $146,070   $146,153
                                                      =========   ========   ========

16.  ALLOWANCE FOR DOUBTFUL ACCOUNTS ($ IN THOUSANDS)

     The following table summarizes the activity in the Company's allowance for doubtful accounts:

                                          BALANCE AT    ADDITIONS                              BALANCE AT
                                         BEGINNING OF   CHARGED TO     AMOUNTS       OTHER       END OF
                                            PERIOD       EXPENSE     WRITTEN OFF   ADDITIONS     PERIOD
                                         ------------   ----------   -----------   ---------   ----------
For the year ended December 31, 2002...     $7,472       $19,739      $(15,087)     $10,238     $22,002
For the year ended December 31, 2001...      3,186         6,313        (2,027)          --       7,472
For the year ended December 31, 2000...      1,941         1,850          (605)          --       3,186

     Other additions were acquired in connection with the Company's acquisition of Island.

17.  SEGMENT/GEOGRAPHIC DATA ($ IN THOUSANDS)

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

                          INSTINET GROUP INCORPORATED

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Total revenues:
  Domestic.......................................  $  843,384   $1,130,940   $1,093,687
  International..................................     215,816      360,087      334,792
                                                   ----------   ----------   ----------
     Total.......................................   1,059,200    1,491,027    1,428,479
                                                   ==========   ==========   ==========
Income/(loss) before income taxes:
  Domestic.......................................    (779,844)     180,437      248,725
  International..................................      32,914      110,904       71,520
                                                   ----------   ----------   ----------
     Total.......................................  $ (746,930)  $  291,341   $  320,245
                                                   ==========   ==========   ==========

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Identifiable assets:
  Domestic..................................................  $1,905,418   $2,102,145
  International.............................................     377,477      892,696
                                                              ----------   ----------
     Total..................................................  $2,282,895   $2,994,841
                                                              ==========   ==========

18.  NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

     The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of December 31, 2002 and 2001, ICS, which is the counterparty to each of the customer transactions in U.S. securities executed through ICorp (but not Island, which clears its securities transactions through another broker-dealer), had net capital of $163,084 and $259,990, which was $160,179 and $256,443 in excess of its required net capital of $2,905 and $3,547, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

     The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2002 and 2001, these subsidiaries had met their local capital adequacy requirements.

19.  COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

  LITIGATION

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, it is the opinion of management after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company.

                          INSTINET GROUP INCORPORATED

  LEASES

     The Company leases office space and equipment under non-cancellable operating leases with third parties and Reuters extending for periods in excess of one year. Certain leases contain renewal options and escalation clauses. Future minimum rental commitments under the Company's leases are as follows:


Year ending December 31, 2003...............................  $ 36,281
Year ending December 31, 2004...............................    30,502
Year ending December 31, 2005...............................    26,736
Year ending December 31, 2006...............................    24,870
Year ending December 31, 2007...............................    24,115
Thereafter..................................................   110,499

     Rental expense amounted to $26,818, $32,299 and $23,238 for the years ended December 31, 2002, 2001 and 2000, respectively.

  OTHER COMMITMENTS AND CONTINGENCIES

     The Company has received letter of credit agreements totaling $99,813, $174,800 and $343,313 for the years ended December 31, 2002, 2001 and 2000 as guarantees to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. The Company pays an annual fee of one half of one percent of the value of the letter of credit.

20.  RELATED PARTY TRANSACTIONS ($ IN THOUSANDS)

     The Company transacts business and has extensive relationships with Reuters and its related parties. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. All receivables and payables with affiliates and the Parent are generally settled on a quarterly basis. A description of these transactions and relationships is set forth below:

     The Company receives Reuters data consisting of news and information which is used by the Company as well as distributed to its customers. For the years ended December 31, 2002, 2001 and 2000, the Company recorded as expense $11,814, $13,849 and $12,321, respectively, related to these services.

     Reuters provides certain operational and administrative support and other general corporate services to the Company. For the years ended December 31, 2002, 2001 and 2000, the Company recorded as expense $28,864, $31,228 and $41,239, respectively, related to these services.

     In 2002, the Company entered into agreements with Bridge Trading, a wholly owned subsidiary of Reuters, under which the Company pays fees for accounts or orders introduced by Bridge Trading to the Company. Payments under these agreements amounted to $415 for the year ended December 31, 2002.

     In 2001, the Company leased office space for its corporate headquarters in New York City from 3 Times Square Associates LLC, a joint venture between Reuters and an independent third party. The lease expires in 2021 with a one-time right to cancel the lease after 10 years. Payment related to this lease agreement was $14,569 and $8,563 for the years ended December 31, 2002 and 2001.

     Effective September 2001, the Company sold at book value its Research and Analytical Product ("R&A") to Reuters in order to allow Instinet R&A users to leverage Reuters investment in Bridge by allowing them to participate in a much broader service, while still benefiting from the information currently available through R&A. Under the agreement, the Company sold to Reuters all the assets, rights, claims, contracts, licenses, trade secrets and confidential and proprietary business information, and substantially all of

                          INSTINET GROUP INCORPORATED
the R&A employees used by it in the R&A product platform. In turn, Reuters agreed to assume certain liabilities and obligations of the R&A business. The net book value of the assets sold, which consisted of computer hardware, machinery and equipment, was $7,868. The Company entered into a mutual services agreement with Reuters under which the Company will continue to assist Reuters in supporting the R&A business for up to 18 months. In addition, the Company and Reuters have agreed to allow customers of the Company who have been using the R&A product to continue to receive service and support from Reuters. For the years ended December 31, 2002 and 2001, the Company has recorded $5,582 and $1,757, respectively, as expense to Reuters for continuing to provide this service.

     In June 2000, the Company sold at book value all of its equipment related to its telecommunications network and transferred certain employees to Radianz, a joint venture between Reuters and Equant Finance B.V., which was created to provide internet protocol networks to the financial services industry. Equant Finance B.V. is a provider of voice, data and internet services. Since June 2000, Radianz provides services related to the Company's core communications network that prior to the sale would have been provided by the Company. The Company, by the nature of a master agreement between Reuters and Radianz, is subject to fee arrangements negotiated by Reuters. For the years ended December 31, 2002 and 2001, and the period from July 2000 to December 31, 2000, the Company incurred expenses of $30,042, $58,686 and $30,959, respectively, related to the Radianz agreement.

     In February 2000, Reuters provided a subordinated loan to the Company of $49,000 to fund the Company's purchase of LJR. This subordinated loan bore an interest rate based on six-month LIBOR plus 1.25% and was repaid in June 2001. For the years ended December 31, 2001 and 2000, the Company recorded interest expense related to this loan of $1,640 and 3,250, respectively.

     The Company performs for Reuters certain technology enhancement related services and provides trading information and use of the Company's technology platform related to its fixed income trading systems at no cost to Reuters.

21.  DIVIDEND ($ IN THOUSANDS)

     In connection with the acquisition of Island, the Company paid a $1.00 per common share cash dividend to its stockholders of record as of September 19, 2002, which represented a distribution of $248,739, of which $206,900 was distributed to the Company's Parent. The Company paid this dividend on October 3, 2002.

22.  TREASURY STOCK ($ IN THOUSANDS)

     During 2002, the Company purchased 244,960 shares of its own common stock at a cost of $1,532 in connection with its RSU plan (Note 10) and reissued 39,153 shares as RSUs became vested.

23.  COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

     As of December 31, 2002 and 2001, the fair value of collateral held by the Company that can be sold or repledged totaled $777,286 and $607,069, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $699,037 and $548,487 had been sold or repledged generally to cover short sales or effect deliveries of securities as of December 31, 2002 and 2001, respectively. In addition, securities in customer accounts with a fair value of $47,549 and $76,462 could be sold or repledged by the Company as of December 31, 2002 and 2001, respectively.

24.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the consolidated statements of financial condition. Management estimates that the aggregate

                          INSTINET GROUP INCORPORATED
net fair value of all financial instruments recognized on the consolidated statements of financial condition approximates their carrying value, as such financial instruments are short term in nature and bear interest at current market rates.

25.  CONCENTRATIONS OF CREDIT, MARKET AND OTHER RISKS

     The Company is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, the Company may have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company's transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the United States and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counter-parties' financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2002, 2001 and 2000, losses from transactions in which a party refused or was unable to settle have been immaterial.

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

26.  SUBSEQUENT EVENTS

     Effective January 1, 2003, the Company terminated its participation in the Reuters 401(k) plan and formed the Instinet 401(k) plan.

     On January 7, 2003, pursuant to an existing option purchase agreement, the Company purchased Harborview LLC, a NYSE floor brokerage firm for $594,000.

                          INSTINET GROUP INCORPORATED

27.  QUARTERLY RESULTS (UNAUDITED)

     The following tables set forth certain unaudited consolidated quarterly statement of income data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this annual report. The results for any quarter are not necessarily indicative of results for any future period.

                                                               QUARTER ENDED
                          ----------------------------------------------------------------------------------------
                          DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                            2002        2002        2002       2002       2001       2001        2001       2001
                          ---------   ---------   --------   --------   --------   ---------   --------   --------
REVENUE
Transaction fees........  $ 278,441   $ 263,917   $269,933   $265,881   $319,219   $311,737    $378,891   $414,496
Interest................      8,546      10,699     11,958      8,934     11,562     14,254      11,199     12,281
Investments.............    (19,878)    (20,336)   (13,181)    (5,714)    17,817     (6,330)      3,689      2,212
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    Total revenues......    267,109     254,280    268,710    269,101    348,598    319,661     393,779    428,989
EXPENSES
Compensation and
  benefits..............     60,745      63,809     70,989     86,218     83,996     84,820     112,735    124,797
Soft dollar and
  commission
  recapture.............     50,161      51,824     61,738     53,591     58,174     51,595      54,228     56,053
Broker-dealer rebates...     56,601      39,004     25,503      3,291         --         --          --         --
Brokerage, clearing and
  exchange fees.........     36,994      42,079     33,767     36,681     40,364     33,284      36,185     36,390
Communications and
  equipment.............     36,604      26,620     29,187     33,309     32,872     36,939      42,560     43,631
Depreciation and
  amortization..........     24,659      16,712     17,930     19,123     21,269     21,206      19,669     18,610
Occupancy...............     16,158      12,223     13,595     13,552     11,587     14,424      13,796     10,111
Professional fees.......      7,820       5,110      6,646      5,018      7,880      8,085       9,012     15,013
Marketing and business
  development...........      3,756       2,451      7,480      3,407      2,739        843       8,477     10,084
Other...................     16,559       9,899     16,852     15,674     13,742     14,312      13,545     12,935
Restructuring...........     62,405         955     42,410     15,030      1,557     22,821          --         --
Goodwill impairment.....         --     551,991         --         --         --         --          --         --
Loss of fixed assets at
  World Trade Center....         --          --         --         --        818     19,528          --         --
Insurance recovery of
  fixed assets lost.....         --          --         --         --     (1,472)   (19,528)         --         --
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    Total expenses......    372,462     822,677    326,097    284,894    273,526    288,329     310,207    327,624
Income/(loss) from
  continuing operations
  before income taxes,
  cumulative effect of
  change in accounting
  principle.............   (105,353)   (568,397)   (57,387)   (15,793)    75,072     31,332      83,572    101,365
Income tax
  provision/(benefit)...      6,690     (39,958)   (14,117)    (5,703)    26,662     15,685      36,198     43,665
  Income/(loss) from
    continuing
    operations before
    cumulative change in
    accounting
    principle...........   (112,043)   (528,439)   (43,270)   (10,090)    48,410     15,647      47,374     57,700
Discontinued operations:
  Loss from operations
    of fixed income
    business............       (412)         --    (23,581)    (9,775)    (4,535)   (11,871)    (10,841)   (11,886)
  Income tax benefit....        252          --      6,946      3,824      1,844      4,434       4,197      4,294
                          ---------   ---------   --------   --------   --------   --------    --------   --------

                          INSTINET GROUP INCORPORATED

                                                               QUARTER ENDED
                          ----------------------------------------------------------------------------------------
                          DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                            2002        2002        2002       2002       2001       2001        2001       2001
                          ---------   ---------   --------   --------   --------   ---------   --------   --------
Income before cumulative
  effect of change in
  accounting
  principle.............   (112,203)   (528,439)   (59,905)   (16,041)    45,719      8,210      40,730     50,108
Cumulative effect of
  change in accounting
  principle, net of
  tax...................         --          --         --    (18,642)        --         --          --         --
                          ---------   ---------   --------   --------   --------   --------    --------   --------
    NET INCOME/(LOSS)...  $(112,203)  $(528,439)  $(59,905)  $(34,683)  $ 45,719   $  8,210    $ 40,730   $ 50,108
Basic and diluted:
  Earnings/(loss) per
    share...............  $   (0.34)  $   (2.05)  $  (0.24)  $  (0.14)  $   0.18   $   0.03    $   0.18   $   0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from the "General Information Concerning the Board of Directors," "Compensation of Directors," and "Compensation of Executive Officers" sections of our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002 (the "Proxy Statement").

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

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibit List

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Contribution Agreement between Instinet Corporation and
          Instinet Group LLC, dated July 25, 2000 (Incorporated by
          reference to Exhibit 2.1 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.2     Asset Contribution Agreement between Instinet Corporation
          and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.3     Subscription Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.4     Contribution Agreement between Reuters C Corporation and
          Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.5     Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.5 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
  2.6     Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.6 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
  2.7     Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group
          Incorporated, Instinet Merger Corporation and Island Holding
          Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form S-4 (Registration No. 333-97071)).
  3.1     Amended and Restated Certificate of Incorporation of
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 3.1 to the Registrant's Current Report on Form 8-K
          as filed with the Commission on September 23, 2002).
  3.2     Amended and Restated By-Laws of Instinet Group Incorporated
          (Incorporated by reference to Exhibit 3.2 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on September 23, 2002).
  4.1     Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
  4.2     Rights Agreement between Instinet Group Incorporated and
          Mellon Investor Services LLC (Incorporated by reference to
          Exhibit 4.3 to the Registrant's Quarterly Report filed on
          Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
  4.3     Amendment No. 1 to the Rights Agreement between Instinet
          Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002).
 10.1     Exchange Agent Agreement, dated as of August 27, 2002,
          between Instinet Group Incorporated, and Mellon Investor
          Services LLC 2002 (Incorporated herein by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          (Commission File No. 000-32717) for the period ended
          September 30, 2002).
 10.2     Ameritrade Option Exercise Agreement between Instinet Group
          Incorporated, Datek Online Holdings Corporation and
          Ameritrade Holding Corporation dated as of October 18, 2002
          (Incorporated by reference to Exhibit 10.1 to the
          Registrant's Form S-3 (Registration No. 333-100670)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.3+    Employment Agreement between Instinet Group Incorporated and
          Andre-Francois Helier Villeneuve, dated September 16, 2002
          (Incorporated herein by reference to Exhibit 10.4 to
          Registrant's Quarterly Report on Form 10-Q (Commission File
          No. 000-32717) for the period ended September 30, 2002).
 10.4+    Employment Agreement between Instinet Group Incorporated and
          Edward J. Nicoll, dated September 20, 2002 (Incorporated
          herein by reference to Exhibit 10.5 to Registrant's
          Quarterly Report on Form 10-Q (Commission file No.
          000-32717) for the period ended September 30, 2002).
 10.5+    Agreement between Instinet Group Incorporated and Peter
          Fenichel, dated October 7, 2002 (Incorporated herein by
          reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
 10.6*+   Non-Executive Chairman Compensation Letter between Instinet
          Group Incorporated and Ian Strachan, dated January 1, 2003.
 10.7+    Employment Agreement between Instinet Group LLC and Douglas
          M. Atkin, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.8*+   Employment Agreement between Instinet Group Incorporated and
          Mark Nienstedt, dated January 1, 2003.
 10.9+    Employment Agreement between Instinet Group LLC and Mark
          Nienstedt, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.10+   Employment Agreement between Instinet Group LLC and Kenneth
          K. Marshall, dated April 2, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
 10.11+   Employment Agreement between Instinet Group LLC and
          Andre-Francois Helier Villeneuve, dated April 30, 2001
          (Incorporated by reference to Exhibit 10.27 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.12+   Employment Agreement between Instinet Group LLC and
          Jean-Marc Bouhelier, dated
          April 2, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (Commission File
          No. 000-32717) for the fiscal year ended December 31, 2001).
 10.13+   Employment Agreement between Instinet Corporation and John
          A. McEntire, IV dated October 1, 2001(Incorporated by
          reference to Exhibit 10.6 to the Registrant's Form S-1
          (Incorporated by reference to Exhibit 10.6 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.14*+  Employment Agreement between Instinet Group LLC and Paul A.
          Merolla, dated April 30, 2001.
 10.15*+  Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002.
 10.16*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10,
          2002.
 10.17*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Douglas M. Atkin, dated April 30, 2002.
 10.18*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Michael J. Clancy, dated December 15, 2002.
 10.19+   Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Michael Galano dated January 9, 2002 (Incorporated by
          reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
 10.20+   Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Registration
          No. 333-55190)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.21+   Instinet Earnings Participation Unit Plan effective January
          1, 1993; form of 1998 Performance Award; Instinet 1999
          Equity Super Plan Summary and Amendment; 1999 Super(EPU)
          Plan for Fixed Income Group (Incorporated by reference to
          Exhibit 10.6 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.22+   Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
 10.23*+  Instinet 2000 Stock Option Plan, as amended and restated,
          April 30, 2002.
 10.24*   Transaction System Agreement, effective as of September 19,
          2002, between Instinet Corporation and Bridge Trading
          Company.
 10.25*   Global Solutions Agreement, dated as of March 14, 2003,
          between Instinet Group Incorporated and Reuters Limited.
 10.26    Commission Sharing Agreement, dated as of April 23, 2002,
          between Instinet Corporation and Bridge Trading Company
          (Incorporated herein by reference to Exhibit 10.8 to
          Registrant's Quarterly Report on Form 10-Q for the period
          ended June 30, 2002).
 10.27    Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and
          Reuters Limited (Incorporated herein by reference to Ex-
          hibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
 10.28    Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002).
 10.29    Newport Content Services Agreement, dated as of September
          19, 2002, between Instinet Group Incorporated and Reuters
          Limited. (Incorporated by reference to Exhibit 10.2 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on October 16, 2002).
 10.30    Preferred Soft Dollar Agreement, dated as of September 19,
          2002, between Instinet Group Incorporated and Reuters
          Limited. (Incorporated by reference to Exhibit 10.3 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on October 16, 2002).
 10.31    Fixed Income Data Agreement between Reuters Limited and
          Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.32    Letter agreement between Reuters Limited and Instinet
          Corporation, dated August 1, 2000, amending the Fixed Income
          Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 (Registration No. 333-55190)).
 10.33    Global Reuters Services Contract between Reuters Limited and
          Instinet Global Holdings, Inc., dated December 21, 2000
          (Incorporated by reference to Exhibit 10.9 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.34    Redistribution Addendum to Reuters Global Agreement between
          Reuters Limited and Instinet Global Holding, Inc., dated
          December 21, 2000, amending the Global Reuters Services
          Contract (Incorporated by reference to Exhibit 10.11 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.35    Lease between Kenvic Associates and Instinet Corporation,
          dated November 1992 (Incorporated by reference to Exhibit
          10.12 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.36    Lease Modification Agreement between Kenvic Associates and
          Instinet Corporation, dated July 9, 1993 (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.37    Second Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated June 7, 1994
          (Incorporated by reference to Exhibit 10.14 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.38    Third Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated October 21, 1994
          (Incorporated by reference to Exhibit 10.15 to the
          Registrant's Form S-1 (Registration No. 333-55190)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.39    Fourth Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated February 14, 1996
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.40    Fifth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated June 14, 1996 (Incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.41    Sixth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated July 24, 1997 (Incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.42    Sublease between Charles Schwab & Co., Inc. and Instinet
          Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
 10.43*   First Amendment to Sublease between Charles Schwab & Co.,
          Inc. and Instinet Group Incorporated dated June 5, 2002.
 10.44*   Second Amendment to Sublease between Charles Schwab & Co.,
          Inc. and Instinet Group Incorporated dated November 7, 2002.
 10.45    Sublease between Reuters C Corp. and Instinet Global
          Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report filed on Form 10-Q
          (Commission file No. 000-32717) for the quarterly period
          ended June 30, 2001).
 10.46    Data Distribution Agreement between Instinet Global
          Holdings, Inc. and Reuters America, Inc. (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Quarterly
          Report filed on Form 10-Q (Commission file No. 000-32717)
          for the quarterly period ended June 30, 2001).
 10.47    U.S. Tax Sharing Agreement by and among Reuters America
          Holdings, Inc., Instinet Group Incorporated and Instinet
          Global Holdings, Inc. (Incorporated by reference to Exhibit
          10.15 to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001).
 10.48    U.K. Tax Sharing Agreement between Reuters Group PLC,
          Instinet Group Incorporated and Instinet Holdings Limited
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001).
 10.49    Corporate Services Agreement between Reuters Limited and
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
 10.50    License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by
          reference to Exhibit 10.14 to the Registrant's Quarterly
          Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
 10.51    Corporate Agreement between Instinet Group Incorporated and
          Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly
          Report on Form 10-Q (Commission File No. 000-32717) for the
          period ended
 10.52    Amended and Restated Corporate Agreement between Instinet
          Group Incorporated and Reuters Limited, dated June 9, 2002
          (Incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Form S-4 (Registration No. 333-97071)).
 10.53    Registration Rights Agreement, dated as of September 20,
          2002, by and among Instinet Group Incorporated, Reuters
          Limited, Reuters C Corp., Reuters Holdings Switzerland SA,
          the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas
          Entities, the Advent Entities, Ameritrade Holding
          Corporation and Edward J. Nicoll (Incorporated herein by
          reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q (Commission File No. 000-32717)for the period ended September 30, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.54    Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual
          Report on Form 10-K (Commission File No. 000-32717) for the
          fiscal year ended December 31, 2001).
 10.55    Amendment No. 1, dated as of October 1, 2001, to the
          Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant's Annual
          Report on Form 10-K (Commission File No. 000-32717) for the
          fiscal year ended December 31, 2001).
 10.56    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
          (Incorporated by reference to Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.57    Execution Services Agreement between Instinet Group
          Incorporated and ProTrader Securities Corporation, Zone
          Trading Partners, LLC, Zone Equity Partners, LP, David G.
          Jamail, David R. Burch and Andrew Kershner dated October 1,
          2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K (Commission
          File No. 000-32717) for the fiscal year ended December 31,
          2001).
 10.58    Research and Analytics Asset Purchase Agreement between
          Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to Ex-
          hibit 10.32 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.59    Mutual Services Agreement between Instinet Group
          Incorporated and Reuters America Inc. dated December 18,
          2001 (Incorporated by reference to Exhibit 10.33 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.60    Software License Agreement, as amended, between TIBCO
          Finance Technology, Inc. and Instinet Corporation, effective
          September 25, 1998 (Incorporated by reference to Exhibit
          10.34 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.61    Software Maintenance Agreement between TIBCO Finance
          Technology, Inc. and Instinet Corporation, effective
          September 25, 1998 (Incorporated by reference to Exhibit
          10.35 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.62    Testing and Certification Agreement between Instinet UK
          Limited (now called Instinet Europe Limited) and Effix SA
          dated November 7, 2000 (Incorporated by reference to Exhibit
          10.37 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.63    Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July
          17, 2001 (Incorporated by reference to Exhibit 10.38 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.64    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
          (Incorporated by reference to Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.65    Facilities Management Service Agreement among Canon Business
          Services, Reuters America Inc. and Instinet Corporation
          dated July 1, 2001 (Incorporated by reference to Exhibit
          10.40 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.66    Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and
          Datek Online Holdings Corp. (Incorporated herein by
          reference to Exhibit 10.2 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 10.67    Stockholders Agreement, dated as of June 9, 2002, by and
          among Instinet Group Incorporated, Reuters Limited, Reuters
          C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll
          (Incorporated herein by reference to Exhibit 10.3 to the
          Registrant's Form S-4 (Registration No. 333-97071)).
 10.68    Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of
          Island Holding Company, Inc., and Instinet Group
          Incorporated (Incorporated herein by reference to Exhibit
          10.4 to the Registrant's Form S-4 (Registration No.
          333-97071)).
 10.69    Parent Voting Agreement, dated as of June 9, 2002, by and
          among Reuters Limited, Reuters C Corp and Reuters Holdings
          Switzerland SA, Island Holding Company, Inc., and Instinet
          Group Incorporated (Incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Form S-4 (Registration No.
          333-97071)).
 10.70    Datek Voting Agreement, dated as of June 9, 2002, by and
          between Datek Online Holdings Corp. and Instinet Group
          Incorporated (Incorporated herein by reference to Exhibit
          10.6 to the Registrant's Form S-4 (Registration No.
          333-97071)).
 10.71    Amendment No. 1 to Company Voting Agreement, dated as of
          August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc. and
          Instinet Group Incorporated (Incorporated herein by
          reference to Exhibit 10.10 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 10.72    Amendment No. 1 to Parent Voting Agreement, dated as of
          August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company,
          Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 10.73    Amendment No. 1 to Datek Voting Agreement, dated as of
          August 7, 2002, by and Datek Online Holdings Corp. and
          Instinet Group Incorporated (Incorporated herein by
          reference to Exhibit 10.12 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 21.1*    List of Subsidiaries
 24.1*    Power of Attorney

---------------

* Filed herewith

+ Management Compensation Arrangement

     (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through March 28, 2003:

                                    FINANCIAL STATEMENTS
DATE OF REPORT         ITEM NUMBER  REQUIRED TO BE FILED
--------------         -----------  --------------------
October 3, 2002        Items 5 & 7           No
October 16, 2002       Items 5 & 7           No
October 22, 2002       Items 5 & 7           No
November 1, 2002       Items 5 & 7           No
November 4, 2002       Items 5 & 7           No
November 14, 2002      Items 7 & 9          Yes
December 3, 2002       Items 5 & 7           No
December 9, 2002       Items 7 & 9           No
February 12, 2003      Items 5 & 7           No
February 12, 2003      Items 7 & 9          Yes
March 28, 2003         Items 7 & 9           No
March 28, 2003         Items 5 & 7           No

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

Date: March 28, 2003.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                TITLES                      DATE
              ---------                                ------                      ----

                  *                         Chief Executive Officer and
--------------------------------------                Director
        Name: Edward J. Nicoll


                  *                             Officer and Director
--------------------------------------
         Name: Mark Nienstedt


                  *                         Executive Vice President and
--------------------------------------        Chief Financial Officer
          Name: John F. Fay


                  *                      Director and Chairman of the Board
--------------------------------------
          Name: Ian Strachan


                  *                               Senior Director
--------------------------------------
        Name: Thomas H. Glocer


                  *                                   Director
--------------------------------------
         Name: John C. Bogle


                  *                                   Director
--------------------------------------
         Name: David Grigson


                  *                                   Director
--------------------------------------
         Name: Glenn Hutchins


                  *                                   Director
--------------------------------------
          Name: Peter J. Job


                  *                                   Director
--------------------------------------
          Name: John Kasich


                  *                                   Director
--------------------------------------
         Name: Kay Koplovitz

              SIGNATURE                                TITLES                      DATE
              ---------                                ------                      ----


                  *                                   Director
--------------------------------------
          Name: Kevin Landry


                  *                                   Director
--------------------------------------
        Name: Stephen Pagliuca


                  *                                   Director
--------------------------------------
          Name: Devin Wenig


 *By:        /s/ PAUL A. MEROLLA
        ------------------------------
               Paul A. Merolla,
               Attorney-In-Fact

                                 CERTIFICATIONS

     I, Edward J. Nicoll, certify that:

          1. I have reviewed this annual report on Form 10-K of Instinet Group Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          By:     /s/ EDWARD J. NICOLL
                                            ------------------------------------
                                            Name: Edward J. Nicoll
                                            Title:  Chief Executive Officer

     I, John F. Fay, certify that:

          1. I have reviewed this annual report on Form 10-K of Instinet Group Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          By:         /s/ JOHN FAY
                                            ------------------------------------
                                            Name: John Fay
                                            Title:  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Contribution Agreement between Instinet Corporation and
          Instinet Group LLC, dated July 25, 2000 (Incorporated by
          reference to Exhibit 2.1 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.2     Asset Contribution Agreement between Instinet Corporation
          and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.3     Subscription Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.4     Contribution Agreement between Reuters C Corporation and
          Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant's Form S-1
          (Registration No. 333-55190).
  2.5     Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.5 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
  2.6     Contribution Agreement between Reuters Holdings Switzerland
          SA and Instinet Group LLC, dated September 29, 2000
          (Incorporated by reference to Exhibit 2.6 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
  2.7     Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group
          Incorporated, Instinet Merger Corporation and Island Holding
          Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form S-4 (Registration No. 333-97071)).
  3.1     Amended and Restated Certificate of Incorporation of
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 3.1 to the Registrant's Current Report on Form 8-K
          as filed with the Commission on September 23, 2002).
  3.2     Amended and Restated By-Laws of Instinet Group Incorporated
          (Incorporated by reference to Exhibit 3.2 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on September 23, 2002).
  4.1     Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
  4.2     Rights Agreement between Instinet Group Incorporated and
          Mellon Investor Services LLC (Incorporated by reference to
          Exhibit 4.3 to the Registrant's Quarterly Report filed on
          Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
  4.3     Amendment No. 1 to the Rights Agreement between Instinet
          Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002).
 10.1     Exchange Agent Agreement, dated as of August 27, 2002,
          between Instinet Group Incorporated, and Mellon Investor
          Services LLC 2002 (Incorporated herein by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          (Commission File No. 000-32717) for the period ended
          September 30, 2002).
 10.2     Ameritrade Option Exercise Agreement between Instinet Group
          Incorporated, Datek Online Holdings Corporation and
          Ameritrade Holding Corporation dated as of October 18, 2002
          (Incorporated by reference to Exhibit 10.1 to the
          Registrant's Form S-3 (Registration No. 333-100670)).
 10.3+    Employment Agreement between Instinet Group Incorporated and
          Andre-Francois Helier Villeneuve, dated September 16, 2002
          (Incorporated herein by reference to Exhibit 10.4 to
          Registrant's Quarterly Report on Form 10-Q (Commission File
          No. 000-32717) for the period ended September 30, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.4+    Employment Agreement between Instinet Group Incorporated and
          Edward J. Nicoll, dated September 20, 2002 (Incorporated
          herein by reference to Exhibit 10.5 to Registrant's
          Quarterly Report on Form 10-Q (Commission file No.
          000-32717) for the period ended September 30, 2002).
 10.5+    Agreement between Instinet Group Incorporated and Peter
          Fenichel, dated October 7, 2002 (Incorporated herein by
          reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
 10.6*+   Non-Executive Chairman Compensation Letter between Instinet
          Group Incorporated and Ian Strachan, dated January 1, 2003.
 10.7+    Employment Agreement between Instinet Group LLC and Douglas
          M. Atkin, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.8*+   Employment Agreement between Instinet Group Incorporated and
          Mark Nienstedt, dated January 1, 2003.
 10.9+    Employment Agreement between Instinet Group LLC and Mark
          Nienstedt, dated April 2, 2001 (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.10+   Employment Agreement between Instinet Group LLC and Kenneth
          K. Marshall, dated April 2, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
 10.11+   Employment Agreement between Instinet Group LLC and
          Andre-Francois Helier Villeneuve, dated April 30, 2001
          (Incorporated by reference to Exhibit 10.27 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.12+   Employment Agreement between Instinet Group LLC and
          Jean-Marc Bouhelier, dated April 2, 2001 (Incorporated by
          reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
 10.13+   Employment Agreement between Instinet Corporation and John
          A. McEntire, IV dated October 1, 2001(Incorporated by
          reference to Exhibit 10.6 to the Registrant's Form S-1
          (Incorporated by reference to Exhibit 10.6 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.14*+  Employment Agreement between Instinet Group LLC and Paul A.
          Merolla, dated April 30, 2001.
 10.15*+  Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002.
 10.16*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10,
          2002.
 10.17*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Douglas M. Atkin, dated April 30, 2002.
 10.18*+  Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Michael J. Clancy, dated December 15, 2002.
 10.19+   Settlement, Release, Covenant Not To Sue, Waiver and
          Non-Disclosure Agreement between Instinet Corporation and
          Michael Galano dated January 9, 2002 (Incorporated by
          reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
 10.20+   Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
 10.21+   Instinet Earnings Participation Unit Plan effective January
          1, 1993; form of 1998 Performance Award; Instinet 1999
          Equity Super Plan Summary and Amendment; 1999 Super(EPU)
          Plan for Fixed Income Group (Incorporated by reference to
          Exhibit 10.6 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.22+   Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Registration
          No. 333-55190)).
 10.23*+  Instinet 2000 Stock Option Plan, as amended and restated,
          April 30, 2002.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.24*   Transaction System Agreement, effective as of September 19,
          2002, between Instinet Corporation and Bridge Trading
          Company.
 10.25*   Global Solutions Agreement, dated as of March 14, 2003,
          between Instinet Group Incorporated and Reuters Limited.
 10.26    Commission Sharing Agreement, dated as of April 23, 2002,
          between Instinet Corporation and Bridge Trading Company
          (Incorporated herein by reference to Exhibit 10.8 to
          Registrant's Quarterly Report on Form 10-Q for the period
          ended June 30, 2002).
 10.27    Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and
          Reuters Limited (Incorporated herein by reference to Exhibit
          10.9 to Registrant's Quarterly Report on Form 10-Q for the
          period ended June 30, 2002).
 10.28    Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on October 16, 2002).
 10.29    Newport Content Services Agreement, dated as of September
          19, 2002, between Instinet Group Incorporated and Reuters
          Limited. (Incorporated by reference to Exhibit 10.2 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on October 16, 2002).
 10.30    Preferred Soft Dollar Agreement, dated as of September 19,
          2002, between Instinet Group Incorporated and Reuters
          Limited. (Incorporated by reference to Exhibit 10.3 to the
          Registrant's Current Report on Form 8-K as filed with the
          Commission on October 16, 2002).
 10.31    Fixed Income Data Agreement between Reuters Limited and
          Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.32    Letter agreement between Reuters Limited and Instinet
          Corporation, dated August 1, 2000, amending the Fixed Income
          Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 (Registration No. 333-55190)).
 10.33    Global Reuters Services Contract between Reuters Limited and
          Instinet Global Holdings, Inc., dated December 21, 2000
          (Incorporated by reference to Exhibit 10.9 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.34    Redistribution Addendum to Reuters Global Agreement between
          Reuters Limited and Instinet Global Holding, Inc., dated
          December 21, 2000, amending the Global Reuters Services
          Contract (Incorporated by reference to Exhibit 10.11 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.35    Lease between Kenvic Associates and Instinet Corporation,
          dated November 1992 (Incorporated by reference to Exhibit
          10.12 to the Registrant's Form S-1 (Registration No.
          333-55190)).
 10.36    Lease Modification Agreement between Kenvic Associates and
          Instinet Corporation, dated July 9, 1993 (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.37    Second Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated June 7, 1994
          (Incorporated by reference to Exhibit 10.14 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.38    Third Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated October 21, 1994
          (Incorporated by reference to Exhibit 10.15 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.39    Fourth Lease Modification Agreement between Kenvic
          Associates and Instinet Corporation, dated February 14, 1996
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Form S-1 (Registration No. 333-55190)).
 10.40    Fifth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated June 14, 1996 (Incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1
          (Registration No. 333-55190)).
 10.41    Sixth Lease Modification Agreement between Kenvic Associates and Instinet Corporation, dated July 24, 1997 (Incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1
          (Registration No. 333-55190)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.42    Sublease between Charles Schwab & Co., Inc. and Instinet
          Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
 10.43*   First Amendment to Sublease between Charles Schwab & Co.,
          Inc. and Instinet Group Incorporated dated June 5, 2002.
 10.44*   Second Amendment to Sublease between Charles Schwab & Co.,
          Inc. and Instinet Group Incorporated dated November 7, 2002.
 10.45    Sublease between Reuters C Corp. and Instinet Global
          Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report filed on Form 10-Q
          (Commission file No. 000-32717) for the quarterly period
          ended June 30, 2001).
 10.46    Data Distribution Agreement between Instinet Global
          Holdings, Inc. and Reuters America, Inc. (Incorporated by
          reference to Exhibit 10.13 to the Registrant's Quarterly
          Report filed on Form 10-Q (Commission file No. 000-32717)
          for the quarterly period ended June 30, 2001).
 10.47    U.S. Tax Sharing Agreement by and among Reuters America
          Holdings, Inc., Instinet Group Incorporated and Instinet
          Global Holdings, Inc. (Incorporated by reference to Exhibit
          10.15 to the Registrant's Quarterly Report filed on Form
          10-Q (Commission file No. 000-32717) for the quarterly
          period ended June 30, 2001).
 10.48    U.K. Tax Sharing Agreement between Reuters Group PLC,
          Instinet Group Incorporated and Instinet Holdings Limited
          (Incorporated by reference to Exhibit 10.16 to the
          Registrant's Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30,
          2001).
 10.49    Corporate Services Agreement between Reuters Limited and
          Instinet Group Incorporated (Incorporated by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
 10.50    License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by
          reference to Exhibit 10.14 to the Registrant's Quarterly
          Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
 10.51    Corporate Agreement between Instinet Group Incorporated and
          Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly
          Report on Form 10-Q (Commission File No. 000-32717) for the
          period ended June 30, 2001).
 10.52    Amended and Restated Corporate Agreement between Instinet
          Group Incorporated and Reuters Limited, dated June 9, 2002
          (Incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Form S-4 (Registration No. 333-97071)).
 10.53    Registration Rights Agreement, dated as of September 20,
          2002, by and among Instinet Group Incorporated, Reuters
          Limited, Reuters C Corp., Reuters Holdings Switzerland SA,
          the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas
          Entities, the Advent Entities, Ameritrade Holding
          Corporation and Edward J. Nicoll (Incorporated herein by
          reference to Exhibit 10.2 to Registant's Quarterly Report on
          Form 10-Q (Commission File No. 000-32717)for the period
          ended September 30, 2002).
 10.54    Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual
          Report on Form 10-K (Commission File No. 000-32717) for the
          fiscal year ended December 31, 2001).
 10.55    Amendment No. 1, dated as of October 1, 2001, to the
          Interest Purchase Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant's Annual
          Report on Form 10-K (Commission File No. 000-32717) for the
          fiscal year ended December 31, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.56    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
          (Incorporated by reference to Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.57    Execution Services Agreement between Instinet Group
          Incorporated and ProTrader Securities Corporation, Zone
          Trading Partners, LLC, Zone Equity Partners, LP, David G.
          Jamail, David R. Burch and Andrew Kershner dated October 1,
          2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K (Commission
          File No. 000-32717) for the fiscal year ended December 31,
          2001).
 10.58    Research and Analytics Asset Purchase Agreement between
          Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to
          Exhibit 10.32 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.59    Mutual Services Agreement between Instinet Group
          Incorporated and Reuters America Inc. dated December 18,
          2001 (Incorporated by reference to Exhibit 10.33 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.60    Software License Agreement, as amended, between TIBCO
          Finance Technology, Inc. and Instinet Corporation, effective
          September 25, 1998 (Incorporated by reference to Exhibit
          10.34 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.61    Software Maintenance Agreement between TIBCO Finance
          Technology, Inc. and Instinet Corporation, effective
          September 25, 1998 (Incorporated by reference to Exhibit
          10.35 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.62    Testing and Certification Agreement between Instinet UK
          Limited (now called Instinet Europe Limited) and Effix SA
          dated November 7, 2000 (Incorporated by reference to Exhibit
          10.37 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.63    Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July
          17, 2001 (Incorporated by reference to Exhibit 10.38 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.64    Registration Rights Agreement between Instinet Group
          Incorporated and David G. Jamail, David R. Burch, Overunder,
          LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin
          Van Eman and Shayne Young, dated October 1, 2001
          (Incorporated by reference to Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-K (Commission File No.
          000-32717) for the fiscal year ended December 31, 2001).
 10.65    Facilities Management Service Agreement among Canon Business
          Services, Reuters America Inc. and Instinet Corporation
          dated July 1, 2001 (Incorporated by reference to Exhibit
          10.40 to the Registrant's Annual Report on Form 10-K
          (Commission File No. 000-32717) for the fiscal year ended
          December 31, 2001).
 10.66    Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and
          Datek Online Holdings Corp. (Incorporated herein by
          reference to Exhibit 10.2 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 10.67    Stockholders Agreement, dated as of June 9, 2002, by and
          among Instinet Group Incorporated, Reuters Limited, Reuters
          C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll
          (Incorporated herein by reference to Exhibit 10.3 to the
          Registrant's Form S-4 (Registration No. 333-97071)).
 10.68    Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of
          Island Holding Company, Inc., and Instinet Group
          Incorporated (Incorporated herein by reference to Exhibit
          10.4 to the Registrant's Form S-4 (Registration No.
          333-97071)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.69    Parent Voting Agreement, dated as of June 9, 2002, by and
          among Reuters Limited, Reuters C Corp and Reuters Holdings
          Switzerland SA, Island Holding Company, Inc., and Instinet
          Group Incorporated (Incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Form S-4 (Registration No.
          333-97071)).
 10.70    Datek Voting Agreement, dated as of June 9, 2002, by and
          between Datek Online Holdings Corp. and Instinet Group
          Incorporated (Incorporated herein by reference to Exhibit
          10.6 to the Registrant's Form S-4 (Registration No.
          333-97071)).
 10.71    Amendment No. 1 to Company Voting Agreement, dated as of
          August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company , Inc. and
          Instinet Group Incorporated Incorporated (Incorporated
          herein by reference to Exhibit 10.10 to the Registrant's
          Form S-4 (Registration No. 333-97071)).
 10.72    Amendment No. 1 to Parent Voting Agreement, dated as of
          August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company,
          Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 10.73    Amendment No. 1 to Datek Voting Agreement, dated as of
          August 7, 2002, by and Datek Online Holdings Corp. and
          Instinet Group Incorporated (Incorporated herein by
          reference to Exhibit 10.12 to the Registrant's Form S-4
          (Registration No. 333-97071)).
 21.1*    List of Subsidiaries
 24.1*    Power of Attorney

---------------

* Filed herewith

+ Management Compensation Arrangement