Form 10-Q
period 2003-03-31
INSTINET GROUP INC
filed 2003-05-15
CIK 1132327

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or

         | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                               Yes |X|   No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

                               Yes |X|   No | |

Number of shares outstanding of each of the registrant's classes of Common Stock at May 9, 2003.

Common Stock, $0.01 par value                                 330,856,696 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended March 31, 2003

Table of Contents                                                           Page
Part I. Financial Information
     Item 1. Financial Statements
       Consolidated Statements of Operations for the three
         months ended March 31, 2003 and 2002                                3
       Consolidated Statements of Financial Condition as of
         March 31, 2003 and December 31, 2002                                4
       Consolidated Statements of Cash Flows for the three
         months ended March 31, 2003 and 2002                                5
       Notes To Consolidated Financial Statements                            6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            16
     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                    27
     Item 4. Controls and Procedures                                        29

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                              30
     Item 2. Changes in Securities and Use of Proceeds                      30
     Item 3. Defaults Upon Senior Securities                                30
     Item 4. Submission of Matters to a Vote of Security Holders            30
     Item 5. Other Information                                              30
     Item 6. Exhibits and Reports on Form 8-K                               30

     Signatures                                                             32
     Certifications                                                         33

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,

                                                                          2003          2002
                                                                          ----          ----
REVENUES
Transaction fees ....................................................   $ 255,224    $ 265,881
Interest ............................................................       6,347        8,934
Investments .........................................................     (21,678)      (5,714)
                                                                        ---------    ---------
          Total revenues ............................................     239,893      269,101

EXPENSES
Compensation and benefits ...........................................      63,984       86,218
Soft dollar and commission recapture                                       49,058       53,591
Broker-dealer rebates                                                      50,420        3,291
Brokerage, clearing and exchange fees                                      34,025       36,681
Communications and equipment                                               30,720       33,309
Depreciation and amortization .......................................      24,074       19,123
Occupancy ...........................................................      16,458       13,552
Professional fees ...................................................       6,338        5,018
Marketing and business development ..................................       2,781        3,407
Other ...............................................................       7,860       15,674
Restructuring .......................................................           0       15,030
Insurance recovery of fixed assets lost at the World Trade Center          (5,000)          --
                                                                        ---------    ---------
          Total expenses ............................................     280,718      284,894

Loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle                     (40,825)     (15,793)
Benefit from income taxes ...........................................      (6,507)      (5,703)
                                                                        ---------    ---------
Loss from continuing operations before cumulative effect
  of change in accounting principle                                       (34,318)     (10,090)
Discontinued operations:
   Loss from operations of fixed income business, net of tax                   --       (5,951)
                                                                        ---------    ---------
Loss before cumulative effect of change in accounting principle           (34,318)     (16,041)
Cumulative effect of change in accounting principle, net of tax                --      (18,642)
                                                                        ---------    ---------
          Net loss ..................................................   $ (34,318)   $ (34,683)
                                                                        =========    =========

Basic and diluted loss per share:
 Loss from continuing operations before cumulative
    effect of change in accounting principle                            $   (0.10)   $   (0.04)
 Discontinued operations:
   Loss from operations of fixed income business, net of tax                   --        (0.02)
                                                                        ---------    ---------
 Loss before cumulative effect of change in accounting                      (0.10)       (0.06)
 Cumulative effect of change in accounting principle, net of tax               --        (0.08)
                                                                        ---------    ---------
          Net loss ..................................................   $   (0.10)   $   (0.14)
                                                                        =========    =========

Shares used in basic and diluted loss per share calculation               330,764      248,730

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                              March 31,    December 31,
                                                                                                2003          2002
                                                                                                ----          ----
ASSETS
Cash and cash equivalents .............................................................    $   274,815    $   275,837
Securities segregated under federal regulations .......................................        240,735        251,775
Securities owned, at market value .....................................................        294,616        348,051
Securities borrowed ...................................................................        602,115        608,475
Receivable from broker-dealers ........................................................        129,496        159,695
Receivable from customers .............................................................         67,406         56,257
Commissions and other receivables, net ................................................         94,278         85,296
Receivable from affiliates, net .......................................................             --          3,216
Investments ...........................................................................         24,481         41,837
Fixed assets and leasehold improvements, net ..........................................        165,065        176,775
Deferred tax assets, net ..............................................................         70,415         70,223
Other intangible assets, net ..........................................................        121,701        127,993
Other assets ..........................................................................         82,153         77,465
                                                                                           -----------    -----------
     Total assets .....................................................................    $ 2,167,276    $ 2,282,895
                                                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings .................................................................    $    27,665    $    27,279
Securities loaned .....................................................................        449,462        453,251
Payable to broker-dealers .............................................................         94,256        115,565
Payable to customers ..................................................................        320,448        278,569
Taxes payable .........................................................................         20,785         19,943
Payable to Reuters ....................................................................          1,529          1,616
Accrued compensation ..................................................................         34,903         90,279
Accounts payable, accrued expenses and other liabilities ..............................        226,895        272,859
                                                                                           -----------    -----------
     Total liabilities ................................................................      1,175,943      1,259,361
                                                                                           -----------    -----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value (950,000 shares authorized, 330,925 and 330,920 issued
as of March 31, 2003 and December 31, 2002, respectively)                                        3,309          3,309
Additional paid-in capital ............................................................      1,661,122      1,661,118
Accumulated deficit                                                                           (695,432)      (661,114)
Treasury stock, at cost (67 and 206 shares as of March 31, 2003 and December 31,
2002, respectively)                                                                               (683)        (1,270)
Accumulated other comprehensive income ................................................         24,311         23,235
Unearned compensation .................................................................         (1,294)         (1,744)
                                                                                           -----------    -----------
     Total stockholders' equity .......................................................        991,333      1,023,534
                                                                                           -----------    -----------

     Total liabilities and stockholders' equity .......................................    $ 2,167,276    $ 2,282,895
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

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  THREE MONTH ENDED
                                                                      MARCH 31,
                                                                  2003         2002
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................................    $ (34,318)   $ (34,683)
Adjustments to reconcile net income to cash used in
    operating activities:
  Unrealized loss on investments ..........................       17,356          965
  Depreciation and amortization ...........................       24,074       20,163
  Write off of fixed assets ...............................        1,126       19,046
  Deferred tax assets, net ................................         (192)       4,659
  Amortization of unearned compensation ...................          450        1,114
(Increases)/decreases in operating assets:
  Securities segregated under federal regulations .........       11,040       (4,748)
  Securities borrowed .....................................        6,360       (4,718)
  Receivable from broker-dealers ..........................       30,199      227,538
  Receivable from customers ...............................      (11,149)     (18,327)
  Commissions and other receivables, net ..................       (8,982)      25,800
  Receivable from affiliates, net .........................        3,216           --
  Other assets ............................................       (4,688)      19,812
Increases/(decreases) in operating liabilities:
  Short-term borrowings ...................................          386       (4,530)
  Securities loaned                                               (3,789)      46,225
  Payable to broker-dealers ...............................      (21,309)    (259,262)
  Payable to customers ....................................       41,879        9,650
  Taxes payable ...........................................          842      (23,468)
  Payable to Parent .......................................          (87)         310
  Payable to affiliates, net ..............................           --       (4,509)
  Accrued compensation ....................................      (54,789)     (91,049)
  Accounts payable, accrued expenses and other
     liabilities ..........................................      (45,964)      27,332
                                                               ---------    ---------
     Cash used in operating activities ....................      (48,339)     (42,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities owned, at market value .......................       53,435     (121,761)
  Purchase of fixed assets and leasehold improvements             (7,198)      (8,348)
  Acquisitions of businesses, net of assets acquired
     and liabilities assumed ..............................           --       (5,305)
                                                               ---------    ---------
     Cash used in investing activities ....................       46,237     (135,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ................................            4           --
                                                               ---------    ---------
     Cash (used in)/provided by financing activities ......            4           --

Effect of exchange rate differences                                1,076       (3,105)
                                                               ---------    ---------
Decrease in cash and cash equivalents .....................       (1,022)    (181,199)
Cash and cash equivalents, beginning of year ..............      275,837      703,678
                                                               ---------    ---------
Cash and cash equivalents, end of period ..................    $ 274,815    $ 522,479
                                                               =========    =========

Non-cash activities:

The Company issued $587 of Treasury Stock in connection with its restricted stock plan.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related accounting interpretations. The Company has chosen to account for stock options granted to employees using the intrinsic value method prescribed in APB No. 25 and accordingly compensation expense is measured as the excess, if any, of the estimated fair value per share of the Company at the date of grant over the option exercise price and is recorded over the vesting period. For options granted to non-employees, the Company uses the fair value method prescribed in SFAS 123 and accordingly, records compensation expense over the vesting period.

      Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock based plans under SFAS 123, the Company's net loss for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           2003          2002
                                                                           ----          ----
      Net loss, as reported                                             $(34,318)     $(34,683)
      Add: Stock based employee compensation expense, net of
      related tax benefits, included in reported net loss                    288           751

      Deduct: Stock based employee compensation, net of related
      tax effects, determined under fair value based methods
      for all awards                                                      (9,057)       (6,469)
                                                                        --------      --------
      Proforma net loss                                                 $(43,087)     $(40,401)
                                                                        ========      ========

      Loss per share, as reported - basic and diluted                   $  (0.10)     $  (0.14)
      Proforma loss per share - basic and diluted                       $  (0.13)     $  (0.16)

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

      SECURITIES OWNED ($ IN THOUSANDS)

      Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consisted of the following:

                                                            MARCH 31,     DECEMBER 31,
                                                              2003           2002
                                                              ----           ----
      U.S. government and federal agency obligations       $  6,805        $ 10,867
      Municipal bonds                                       137,485         157,683
      Corporate bonds                                        82,784          91,909
      Foreign sovereign obligations                          43,075          58,146
      Shares of stock exchanges                              24,467          29,246
      Other                                                      --             200
                                                           --------        --------
           Total                                           $294,616        $348,051
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

      RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS

      Receivable from broker-dealers are primarily comprised of fails to deliver with broker-dealers. Fails to deliver arise when the Company does not deliver securities on settlement date. The Company records the selling price as a receivable due from the purchasing broker-dealer. The receivable is collected upon delivery of the securities. Payable to broker-dealers are primarily comprised of fails to receive. Fails to receive arise when the Company does not receive securities on settlement date. The Company records the amount of the purchase price as a payable due to the selling broker-dealer. The liability is paid upon receipt of the securities.

      RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

      Receivable from and payable to customers are primarily comprised of institutional debit balances and payable to customers represent free credit balances in customer accounts.

      COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

      Commissions and other receivables are reported net of a provision for doubtful accounts of $23,241 and $22,002 as of March 31, 2003 and December 31, 2002, respectively.

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

      RESTRUCTURING

      The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)," SFAS No. 112, "Employer's Accounting for Post Retirement Benefits," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146, which the Company adopted January 1, 2003, eliminates the future use of EITF 94-3 for restructuring initiatives.

3. INVESTMENTS ($ IN THOUSANDS)

From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales, and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The value of the Company's investments as of March 31, 2003 and December 31, 2002 are as follows:

                                          MARCH 31,     DECEMBER 31,
      INVESTMENT                            2003           2002
      TP Group LDC                        $  2,982       $  2,695
      Archipelago Holdings LLC              10,000         15,000
      The Nasdaq Stock Market, Inc           7,499         14,792
      Tradeware S.A                             --          3,254
      JapanCross Securities Co. Ltd.            --          2,096
      Starmine Corporation                   2,000          2,000
      e-Xchange Advantage Corporation        2,000          2,000
                                          --------       --------
      Total                               $ 24,481       $ 41,837
                                          ========       ========

4. COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

      As of March 31, 2003 and December 31, 2002, the fair value of collateral held by the Company that can be sold or repledged totaled $787,305 and $777,286, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $713,990 and $699,037 had been sold or repledged generally to cover short sales or effect deliveries of securities as of March 31, 2003 and December 31, 2002, respectively. In addition, securities in customer accounts with a fair value of $53,576 and $47,549 could be sold or repledged by the Company as of March 31, 2003 and December 31, 2002, respectively.

5. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

      The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of March 31, 2003 and December 31, 2002, Instinet Clearing Services, Inc., which is the counterparty to each of the customer transactions in U.S. securities executed through Instinet Corporation, had net capital of $164,505 and $163,084, which was $160,566 and $160,179 in excess of its required net capital of $3,939 and $2,905, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

      The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2003 and December 31, 2002, these subsidiaries had met their local capital adequacy requirements.

6. COMMITMENTS AND CONTINGENCIES ($ IN THOUSANDS)

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, management believes that the outcomes of such proceedings or claims are unlikely to have a material adverse effect in the Company.

7. COMPREHENSIVE INCOME ($ IN THOUSANDS)

      Comprehensive income includes net income and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                     2003            2002
                                                   --------        --------
Net loss                                           $(34,318)       $(34,683)
Changes in other comprehensive loss:
     Foreign currency translation adjustment          1,076          (3,105)
                                                   --------        --------
     Total comprehensive loss, net of tax          $(33,242)       $(37,788)
                                                   ========        ========

8. EARNINGS PER SHARE ($ AND SHARES IN THOUSANDS)

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      Options and warrants to purchase 43,957 and 20,598 shares of common stock were not included in the computation of diluted EPS for the thee months ended March 31, 2003 and 2002, respectively, as the Company incurred losses during the period. Accordingly, the diluted EPS computation does not include the anti-dilutive effect of these options and warrants.

Earnings per share under the basic and diluted computations is as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2003            2002
                                                                      ---------        ---------
Loss from continuing operations before cumulative effect of
change in accounting principle                                        $ (34,318)       $ (10,090)
Discontinued operations:
  Loss from operations of fixed income business, net of tax                  --           (5,951)
                                                                      ---------        ---------
Loss before cumulative effect of change in accounting principle                          (16,041)
Cumulative effect of change in accounting principle, net of tax              --          (18,642)
                                                                      ---------        ---------
Net loss                                                              $ (34,318)       $ (34,683)
                                                                      =========        =========

Weighted average number of common shares outstanding -- basic           330,764          248,730

Common stock equivalent shares related to stock incentive plans              --               --
                                                                      ---------        ---------
Weighted average number of common shares outstanding -- diluted         330,764          248,730
                                                                      =========        =========

Loss from continuing operations before cumulative effect of
change in accounting principle                                        $   (0.10)       $   (0.04)
Discontinued operations:
  Loss from operations of fixed income business, net of tax                  --            (0.02)
                                                                      ---------        ---------
Loss before cumulative effect of change in accounting principle           (0.10)           (0.06)
Cumulative effect of change in accounting principle, net of tax              --            (0.08)
                                                                      ---------        ---------
Net loss                                                              $   (0.10)       $   (0.14)
                                                                      =========        =========

Diluted earnings per share                                            $   (0.10)       $   (0.14)
                                                                      =========        =========


9. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ($ IN THOUSANDS)

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

      During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader Group, LP ("ProTrader") acquisition and Montag Popper & Partner GmbH ("Montag"). For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill. In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. Therefore, the Company's goodwill related to its acquisition of Montag, a fixed income broker-dealer, was impaired and the Company recorded an impairment loss of $3,296, the remaining carrying value of its goodwill.

      The Company recorded a goodwill impairment, net of taxes, of $18,642 or $0.08 a share, for the three months ended March 31, 2002 as a change in accounting principle.

10. RESTRUCTURING ($ IN THOUSANDS)

      The Company has initiated several cost reduction programs, which have resulted in restructuring charges. Information regarding the Company's restructuring charges follows:

      In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure. This restructuring was completed in 2001 at a cost of $24,400 in the year ended December 31, 2001. As of March 31, 2003, the Company carried a liability of $2,655 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                         BALANCE                        BALANCE
                                       DECEMBER 31,                    MARCH 31,
                                          2002           PAYMENTS        2003
                                       ------------      --------      ---------
      Workforce reduction                $  2,798        $    143      $  2,655
      Office closures/consolidation           475             475            --
                                         --------        --------      --------
      Total                              $  3,273        $    618      $  2,655
                                         ========        ========      ========


      The Company expects to pay the remaining liability by December 31, 2003.

      In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies, and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. As of March 31, 2003, the Company carried a liability of $17,812 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                         BALANCE                        BALANCE
                                       DECEMBER 31,                    MARCH 31,
                                          2002           PAYMENTS        2003
                                       ------------      --------      ---------
      Workforce reduction                $ 14,870        $  4,782      $ 10,088
      Office closures/consolidation        14,673           6,949         7,724
                                         --------        --------      --------
      Total                              $ 29,543       $  11,731      $ 17,812
                                         ========        ========      ========

     The Company expects to pay most of the remaining liability by December 31, 2003.

      In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of The Island ECN. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of March 31, 2003, the Company carried a liability of $35,420 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                         BALANCE                        BALANCE
                                       DECEMBER 31,                    MARCH 31,
                                          2002           PAYMENTS        2003
                                       ------------      --------      ---------
      Workforce reduction                $ 19,496        $ 13,650      $  5,846
      Office closures/consolidation        31,213           1,639        29,574
                                         --------        --------      --------
      Total                              $ 50,709        $ 15,289      $ 35,420
                                         ========        ========      ========

      The Company expects to pay approximately $13 million to $15 million of the remaining liability by December 31, 2003.

11. DISCONTINUED OPERATIONS ($ IN THOUSANDS)

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

                                                         Three Months
                                                            Ended
                                                           March 31,
                                                             2002
                                                         ------------
      Loss from discontinued operations:
         Loss from operation of fixed income business     $  (9,775)
         Income tax benefit                                   3,824
                                                          ---------

             Net loss from discontinued operations        $  (5,951)
                                                          ==========

      Loss per share - basic and diluted:
         Loss from operation of fixed income business     $   (0.04)
         Income tax benefit                                   (0.02)
                                                          ---------
            Net loss from discontinued operations         $   (0.06)
                                                          =========

      The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002. As of March 31, 2003, the Company carried a liability of $247 associated with this restructuring on its consolidated statements of financial condition, which is expected to be substantially paid by June 30, 2003.

12. INTANGIBLE ASSETS ($ IN THOUSANDS)

      Information regarding the Company's identifiable intangible assets are as follows:

                                   Estimated
                                      Life       Identifiable
      Intangible Assets             (Years)         Value
      -----------------            ---------     ------------
      Technology                      7.0        $ 122,984
      Customer relationships          5.0           15,500
      Trade name                      1.5            4,800
      Non-compete agreements          1.0            1,300

                                   March 31,     December 31,
                                   ---------     ------------
                                     2003            2002
                                     ----            ----
      Gross carrying amount        $ 144,584      $ 144,584
      Accumulated amortization       (22,883)       (16,591)
                                   ---------      ---------
      Net carrying amount          $ 121,701      $ 127,993
                                   =========      =========

      Intangible assets arose in connection with the Company's acquisitions of ProTrader in October 2001 and Island in September 2002. The intangible assets are amortized on a straight-line basis over their respective estimated useful lives as shown above. Amortization expense for the three months ended March 31, 2003 and 2002 was $6,292 and 2,521, respectively. Estimated amortization expense for each of the next 5 years is:


      Year                Expense
      ----                -------
      2004                $21,390
      2005                 20,670
      2006                 20,670
      2007                 19,817
      2008                 15,211

13. STOCK-BASED PLANS

      During the three months ended March 31, 2003, the Company issued 10,001,999 options with an exercise price of $3.25 per option, expiring in March 2010.

14. TREASURY STOCK

      During the three months ended March 31, 2003, the Company reissued 137,827 shares of treasury stock at a cost of $587 in connection with its Restricted Stock Unit plan.

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

      Business Environment

      We continue to operate in a difficult and challenging business, economic and regulatory environment characterized by weak markets and lower overall trading volumes, particularly, Nasdaq-quoted trading. Over the past twelve months, price competition in our industry has increased as well. As a result of these market and competitive factors, our transaction fee revenues declined from $265.9 million for the three months ended March 31, 2002 to $255.2 million for the comparable period in 2003 and our average net transaction fee revenue per U.S. share (a non-GAAP financial measure) decreased 65.5% from $0.0055 for the three months ended March 31, 2002 to $0.0019 for the comparable period in 2003. Our average transaction fee revenue per U.S. share (the equivalent GAAP financial measure) decreased 52.1% from $0.0071 for the three months ended March 31, 2002 to $0.0034 for the comparable period in 2003.

      Market share and market volumes

      During the first three months of 2003, trading volumes in the U.S. markets continued to decline. Total U.S. market share volume in the three months ended March 31, 2003 decreased to 204.4 billion shares from 212.3 billion for the comparable period in 2002. Total Nasdaq-quoted share volume was 89.0 billion shares in the three months ended March 31, 2003, down 18.7% from 109.4 billion shares for the comparable period in 2002. U.S. exchange-listed share volume was
115.3 billion shares in the three months ended March 31, 2003, up from 102.9 billion shares for the comparable period in 2002. Our percentage of overall market share increased to 15.4% of total U.S. market share volume, which comprised 29.6% of Nasdaq share volume, and 4.5% of U.S. exchange-listed share volume, in the three months ended March 31, 2003. Our market share in Nasdaq-quoted stocks and trading volumes has increased significantly due to our acquisition of The Island ECN in September 2002, our various pricing changes, and the introduction of our broker-dealer rebates.

      Cost reduction

      In March 2003, as part of our continuing cost-reduction efforts, we announced a reduction of 12% of our global staffing levels (approximately 175 positions) resulting from attrition and the eliminations of positions. We expect that these staff reductions will result in an estimated $20 million reduction in our operating costs, on an annualized basis, by the end of 2003. We recorded total expenses of $11.5 million related to this cost reduction initiative. This staff reduction is part of our continued focus on cost reduction and is in addition to the $100 million cost reduction target we previously announced in December 2002.

      Fixed and variable cost base

      As a result of our cost reduction initiatives, our total expenses, which included charges for our cost reduction initiatives and insurance recovery of fixed assets lost at the World Trade Center, fell to $280.7 million ($1.0 billion annualized) for the three months ended March 31, 2003, compared to $284.9 million ($1.1 billion annualized) for the comparable period in 2002. Our acquisition of Island has partly offset the effect of our cost reduction efforts as well as the insurance proceeds for assets lost at the World Trade Center. Our annualized fixed-cost base (a non-GAAP financial measure) decreased to $562.9 million for the three months ended March 31, 2003, compared to $705.2 million for the comparable period in 2002. Our fixed-cost base excludes variable costs (soft dollar and commission recapture, broker-dealer rebates and brokerage, clearing and exchange fees) and non-operating expenses (charges related to goodwill and our cost-reduction initiatives).

      Our variable expenses are generally related to transaction volumes as well as share volumes. Our average number of shares per transaction has declined primarily due to a change in our customer mix and increased volumes, particularly from our broker-dealer clients.

      Non-GAAP Financial Measurements

      In evaluating our financial performance and results of operations, management reviews certain financial measures that are not in accordance with generally accepted accounting standards in the United States ("non-GAAP"). Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. Management uses non-GAAP financials measures in evaluating our operating performance. In light of the use by management of these non-GAAP measurements to assess our operational performance, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. These non-GAAP financials measures should be considered in context with our GAAP results. Reconciliations of our non-GAAP measurements are provided below:

- Our transaction fees earned from our customers trading equity securities have represented, and continue to represent, a substantial part of our revenues. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues, which has a dilutive effect on our operating margins. Therefore, when evaluating our revenues from equity transactions, management reviews our net equity transaction fee revenue, based on U.S. securities and non-U.S. securities. Our net equity transaction fee revenues are calculated by subtracting non-equity related transaction fee revenues, soft dollar and commission recapture expenses and broker-dealer rebates from transaction fee revenues. A reconciliation of transaction fee revenue to net equity transaction fee revenue is calculated as follows:

                                                                              Three Months Ended,
                                                                          Mar 31, 2003    Mar 31, 2002
                                                                          ------------    ------------
Total
Transaction fee revenue, as reported                                         $255,224        $265,881
Less non equity related transaction fee revenue                                 3,357           3,009
Less soft dollar revenues and commission recapture expenses                    49,058          53,591
Less broker-dealer rebates                                                     50,420           3,291
                                                                             --------        --------
Net equity transaction fee revenue                                           $152,389        $205,990

U.S.
Transaction fee revenue from U.S. securities                                 $211,934        $215,518
Less non-equity related transaction fee revenue                                 3,357           3,009
Less soft dollar revenues and commission recapture expenses
from U.S. equities                                                             35,787          42,445
Less broker-dealer rebates                                                     50,420           3,291
                                                                             --------        --------
Net equity transaction fee revenue from U.S. equities                        $122,370        $166,773

U.S. revenue per share
Average U.S. security transaction fee revenue (per share, per side)          $ 0.0034        $ 0.0071
Less non equity related transaction fee revenue                                0.0001          0.0001
Less soft dollar revenues and commission recapture expenses
from U.S. equities                                                             0.0006          0.0014
Less broker-dealer rebates                                                     0.0008          0.0001
                                                                             --------        --------
Average U.S. equity net transaction fee revenue (per share, per side)        $ 0.0019        $ 0.0055

Non-U.S
Transaction fee revenue from non-U.S. equities                               $ 43,290        $ 50,363
Less soft dollar revenues and commission recapture expenses
from non-U.S. equities                                                         13,271          11,146
                                                                             --------        --------
Net equity transaction fee revenue from non-U.S. equities                    $ 30,019        $ 39,217

- Our expense structure includes a certain level of fixed costs, as well as variable costs that fluctuate with customer transaction volumes. If demand for our brokerage services declines and we are unable to respond by adjusting our fixed cost base, our operating results could be materially adversely affected. Therefore, we have undertaken cost reduction initiatives to reduce our fixed cost base. We estimate our fixed cost base by subtracting non-operating expenses and then subtracting items that we have determined to be predominantly variable in nature. Some of these variable line items may contain a fixed component. Similarly, some of our fixed expense line items may contain a variable component. Management does not adjust for the variable or fixed component within each line item when analyzing our fixed cost base. Our fixed cost base is calculated as follows:

                                                                           Three Months Ended,
                                                                      Mar 31, 2003     Mar 31, 2002
                                                                      ------------     ------------
Reconciliation of fixed cost base:
Total expenses, as reported                                             $ 280,718         $284,894
Less brokerage, clearing and exchange fees                                 34,025           36,681
Less soft dollar and commission recapture                                  49,058           53,591
Less broker-dealer rebates                                                 50,420            3,291
Add insurance recovery of fixed assets at the World Trade Center           (5,000)              --
Less restructuring                                                             --           15,030
Less severance included in compensation and benefits                        9,146               --
Less real estate abandonment costs included in occupancy                    2,333               --
                                                                        ---------         --------
Total fixed costs                                                         140,736          176,301
                                                                        ---------         --------
Annualized (total fixed costs times four)                               $ 562,944         $705,204

Critical Accounting Policies

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

      For the three months ended March 31, 2003, we wrote down our investments in Archipelago Holding LLC, The Nasdaq Stock Market, Inc. Tradeware S.A., and JapanCross Securities Co. Ltd. by and aggregate $17.6 million, based upon management's best judgment of each investment's respective fair market value. For the three months ended March 31, 2002, we wrote down our investment in Vencast, Inc. by $2.4 million, based upon management's best judgment of the investment's fair market value.

      Recently Issued Accounting Standards

None

KEY STATISTICAL INFORMATION

      The following table presents key transaction volume information, as well as certain other operating information.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                 2003 (4)          2002
                                                                                ---------        ---------
Total U.S. equity share volume (millions) 1,2                                     204,359          212,299
Instinet's U.S. equity share volume (millions) 1,2                                 31,541           15,160
Instinet's share of total U.S. equity share volume 1,2                               15.4%             7.1%

Total Nasdaq-listed equity share volume (millions) 2                               89,015          109,429
Instinet's Nasdaq-listed equity share volume (millions) 2                          26,341           12,043
Instinet's share of total Nasdaq-listed equity share volume 2                        29.6%            11.0%

Total U.S. exchange-listed equity share volume (millions)                         115,343          102,870
Instinet's U.S. exchange-listed equity share volume (millions) 2                    5,200            3,117
Instinet's share of total U.S. exchange-listed equity share volume 2                  4.5%             3.0%

Instinet's U.S. equity transaction volume (thousands)                              67,987           18,953
Instinet's non-U.S. equity transaction volume (thousands)                           2,161            1,957
Instinet's total equity transaction volume (thousands)                             70,148           20,910

Instinet's average U.S. equity transaction size (shares per transaction)              464              800
Instinet's average equity transactions per day (thousands)                          1,150              349

Transaction fees from US equities (thousands)                                   $ 211,934        $ 215,518
Transaction fees from non-US equities (thousands)                               $  43,290        $  50,363
Total equity transaction fees (thousands)                                       $ 255,224        $ 265,881

Net transaction fees from US
    equities (thousands) (non-GAAP financial measure)3                          $ 122,370        $ 166,773
Net transaction fees from non-US
    equities (thousands)(non-GAAP financial measure)3                           $  30,019        $  39,217
Total net equity transaction fees
    (thousands)(non-GAAP financial measure)3                                    $ 152,389        $ 205,990

Instinet's average equity transaction fee
    revenue (U.S. cents per share per side) 3                                   $  0.0034        $  0.0071
Instinet's average net equity transaction fee revenue
    (U.S. cents per share per side)(non-GAAP financial measure) 3               $  0.0019        $  0.0055

(1) U.S. shares consist of shares of U.S exchange-listed and Nasdaq-quoted stocks.

(2) For a description of how we calculate our Nasdaq share volumes, see - "Nasdaq Volume Calculations" and "Calculation of Instinet ATS and Island ATS Volume Combined Volumes" in our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)   See - "Non-GAAP Financial Measurements

(4) Represents Instinet Group Incorporated volume from all sources, including the Island ECN subsequent to 9/20/02 and Instinet Corporation.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of total revenues:

                                                                            Three Months Ended
                                                                                March 31,
                                                                           ---------------------
                                                                             2003         2002
                                                                           -------       -------
REVENUE
Transaction fees                                                             106.4%         98.8%
Interest                                                                       2.6%          3.3%
Investments                                                                   -9.0%         -2.1%
                                                                           -------       -------
     Total revenues                                                          100.0%        100.0%

EXPENSES
Compensation and benefits                                                     26.7%         32.0%
Soft dollar and commission recapture                                          20.4%         19.9%
Broker Dealer Rebates                                                         21.0%          1.2%
Brokerage, clearing and exchange fees                                         14.2%         13.6%
Communications and equipment                                                  12.8%         12.4%
Depreciation and amortization                                                 10.0%          7.1%
Occupancy                                                                      6.9%          5.0%
Professional fees                                                              2.6%          1.9%
Marketing and business development                                             1.2%          1.3%
Other                                                                          3.3%          5.8%
Restructuring                                                                  0.0%          5.6%
Recovery of fixed assets lost                                                 -2.1%          0.0%
                                                                           -------       -------
     Total expenses                                                          117.0%        105.9%

Income/(loss) from continuing operations before income taxes,
    and cumulative effect of change in accounting principle                  -17.0%         -5.9%
Income tax provision/(benefit)                                                -2.7%         -2.1%
   Income/(loss) from continuing operations before cumulative
                                                                           -------       -------
     change in accounting principle                                          -14.3%         -3.7%
Discontinued operations:
   Loss from operations of fixed income business                                --          -3.6%
   Income tax benefit                                                           --           1.4%
                                                                           -------       -------
Income before cumulative effect of change in accounting principle            -14.3%        -6.0%
Cumulative effect of change in accounting principle, net of tax                 --         -6.9%
                                                                           -------       -------
     Net income/(loss)                                                       -14.3%        -12.9%
                                                                           =======       =======

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

      Overview

      Our net loss declined from $34.7 million for the three months ended March 31, 2002 to a net loss of $34.3 million for the comparable period in 2003. Our revenues decreased 10.9% from $269.1 million for the three months ended March 31, 2002 to $239.9 million for the comparable period in 2003 primarily as a result of lower average pricing, which more than offset increased volumes due to our acquisition of Island and market share growth.

      Expenses decreased 1.5% from $284.9 million for the three months ended March 31, 2002 to $280.7 million for the comparable period in 2003. Our expenses for the first three months of 2003 included $11.5 million of charges related to our recently announced cost reduction initiative as well as an insurance recovery of $5.0 million for fixed assets lost at the World Trade Center on September 11, 2001. Our expenses for the first three months of 2002 included a restructuring charge of $15.0 million related to our cost reduction initiatives. Excluding these items, our expenses increased 1.6% from $269.9 million for the three months ended March 31, 2002 to $274.2 million for the comparable period in 2003.

      Revenues

      Transaction fee revenue decreased 4.0% from $265.9 million for the three months ended March 31, 2002 to $255.2 million for the comparable period in 2003. Our average transaction fee revenue per U.S. share decreased 52.1% from $0.0071 for the three months ended March 31, 2002 to $0.0034 for the comparable period in 2003. Our total net transaction fee revenue (a non-GAAP financial measure) declined 26.0% from $206.0 million for the three months ended March 31, 2002 to $152.4 million for the comparable period in 2003. Our average net transaction fee revenue per U.S. share (a non-GAAP financial measure) decreased 65.5% from $0.0055 in the three months ended March 31, 2002 to $0.0019 for the comparable period in 2003. These decreases were primarily due to a decline in our average pricing as a result of our pricing changes.

      We increased our trading volumes and market share in Nasdaq-quoted and U.S. exchange-listed stocks between 2002 and 2003; however as noted above, the decrease in our average pricing more than offset the effect on revenues from higher trading volumes. Our trading volumes in Nasdaq-quoted stocks increased from 12.0 billion in the three months ended March 31, 2002 to 26.3 billion for the comparable period in 2003. Island contributed 74.3%, or 10.6 billion shares, of the increase. Our trading volumes in U.S exchange-listed stocks increased from 3.1 billion shares in the three months ended March 31, 2002 to 5.2 billion shares for the comparable period in 2003. Island contributed 83.4%, or 1.7 billion shares, of the increase. Our share of volume in Nasdaq-quoted stocks increased from 11.0% in the three months ended March 31, 2002 to 29.6% for the comparable period for the comparable period in 2003. Our average number of transactions in Nasdaq-quoted and U.S. exchange-listed stocks per day increased from 348,500 for the three months ended March 31, 2002 to 1.2 million for the comparable period in 2003.

      Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 8.5% from $53.6 million for the three months ended March 31, 2002 to $49.1 million for the comparable period in 2003, primarily due to a decrease in our soft dollar service partly offset by expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary.

      Our net transaction fee revenue earned from U.S. equity transactions (a non-GAAP financial measure) decreased 26.6% from $166.8 million for the three months ended March 31, 2002 to $122.4 million for the comparable period in 2003, primarily for the reasons noted above. Our transaction fee revenue earned from U.S. equity transactions (the equivalent GAAP financial measure) decreased 1.7% from $215.5 million for the three months ended March 31, 2002 to $211.9 million for the comparable period in 2003.

      Our net transaction fee revenue earned from non-U.S. equities (a non-GAAP financial measure) declined 23.5% from $39.2 million for the three months ended

March 31, 2002 to $30.0 million for the comparable period in 2003. This amount represented 19.0% of our total net equity transaction fee revenue for the three months ended March 31, 2002 and 19.7% for the comparable period in 2003. Our transaction fee revenue earned from non-U.S. equities (the equivalent GAAP financial measure) declined 14.0% from $50.4 million for the three months ended March 31, 2002 to $43.3 million for the comparable period in 2003. This amount represented 18.9% of our total equity transaction fee revenue for the three months ended March 31, 2002, and 17.0% for the comparable period in 2003.

      Interest revenue decreased 29.0% from $8.9 million for the three months ended March 31, 2002 to $6.3 million for the comparable period in 2003. This decrease was primarily due to a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services, as well as lower levels of free cash balances as a result of our special dividend in October 2002 in connection with our acquisition of Island.

      Unrealized losses on our investments increased from $5.7 million for the three months ended March 31, 2002 to $21.7 million for the comparable period in 2003. This increase was primarily due to write downs of $17.6 million where management made a determination that the fair value of investments was impaired, as well as unrealized mark-to-market losses on shares we own in various stock exchanges and other securities owned.

      Expenses

      Compensation and benefits expense decreased 25.8% from $86.2 million for the three months ended March 31, 2002 to $64.0 million for the comparable period in 2003. This decrease was primarily due to a decrease in our worldwide headcount, as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Partly offsetting this decrease was a severance charge of $9.1 million related to headcount reduction as a result of the cost reduction initiative we announced in March 2003. Our total headcount decreased from 1,937 employees at March 31, 2002 to 1,428 employees at March 31, 2003. Employees have also been given incentives through the issuance of stock options and it is the Company's policy not to reflect an expense for stock options granted to employees.

      Soft dollar and commission recapture expense decreased 8.5% from $53.6 million for the three months ended March 31, 2002 to $49.1 million for the comparable period in 2003. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to a reduced use of our soft dollar services partly offset by expanded use of commission recapture services offered by our Lynch Jones & Ryan subsidiary.

      Broker-dealer rebates expense increased from $3.3 million for the three months ended March 31, 2002 to $50.4 million for the comparable period in 2003. In March 2002, we began offering commission rebates to broker-dealers who provide liquidity to our ECNs, which is recorded as an expense, and charge commissions to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity.

      Brokerage, clearing and exchange fees decreased 7.2% from $36.7 million for the three months ended March 31, 2002 to $34.0 million for the comparable period in 2003. Higher transaction volumes were more than offset by lower clearing costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

      Communications and equipment expense decreased 7.8% from $33.3 million for the three months ended March 31, 2002 to $30.7 million for the comparable period in 2003. This decrease was due to lower core communications costs and lower equipment and maintenance costs. Partly offsetting these decreases was an increase in our exchange data access charges. Island contributed $2.6 million of additional communications and equipment costs in the three months ended March 31, 2003.

      Depreciation and amortization expense increased 25.9% from $19.1 million for the three months ended March 31, 2002 to $24.1 million for the comparable period in 2003. This increase was primarily due to amortization related to intangible assets recorded in connection with our acquisition of Island in September 2002.

      Occupancy expense increased 21.4% from $13.6 million for the three months ended March 31, 2002 to $16.5 million for the comparable period in 2003. This increase was primarily due to a one time charge of $2.3 million related to consolidation of our office space as part of the cost reduction initiative announced in March 2003, as well as our acquisition of Island, which contributed $1.7 million.

      Other expenses decreased 49.9% from $15.7 million for the three months ended March 31, 2002 to $7.9 million for the comparable period in 2003. The decrease was due to a lower expense for bad debt and the fact that other expenses in the three months ended March 31, 2002 included an expense for a loan to an investment which has since ceased operations. As part of our cost reduction initiatives, travel and office related expenses also decreased.

      Recovery of fixed assets lost at the World Trade Center relates to insurance recovery losses we incurred in our office at the World Trade Center as a result of the events of September 11, 2001. We recovered $5.0 million from our insurance carrier in the three months ended March 31, 2003.

      Provision for Income Taxes

      Our tax benefit increased from $5.7 million in the three months ended March 31, 2002 to a benefit of $6.5 million in the comparable period in 2003 as a result of our increased loss before income taxes. Our effective income tax rate decreased from 36.1% for the three months ended March 31, 2002 to 15.9% for the comparable period in 2003 primarily due to the ability to realize our losses in our non-U.S. entities and investments.

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

      Liquidity and Capital Resources

      We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of uncommitted credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements, operating losses, restructuring charges as well as other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

      Cash and cash equivalents, together with assets readily convertible into cash, accounted for 66.4% and 67.7% of our assets as of March 31, 2003 and December 31, 2002, respectively. Cash and cash equivalents decreased to $274.8 million as of March 31, 2003 from $275.8 million as of December 31, 2002. Our cash and cash equivalents and securities owned decreased to $569.4 million as of March 31, 2003 from $623.9 million as of December 31, 2002 primarily due to decreases in our accrued compensation and other liabilities and accrued expenses as a result of seasonal incentive compensation payments to our employees as well as severance payments in connection with our cost reduction initiatives. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

      Capital expenditures for the three months ended March 31, 2003 and 2002 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities. Capital expenditures and investments in new technology were financed primarily through our operations.

      We received $5.0 million from our insurance carrier for fixed assets lost at the World Trade Center.

      Our future cash payments associated with contractual obligations, which are primarily leases for office space and equipment under non-cancelable operating leases with third parties and Reuters, are summarized as follows:

      Year ending December 31, 2004                   $ 30.5 million
      Year ending December 31, 2005                   $ 26.7 million
      Year ending December 31, 2006                   $ 24.9 million
      Year ending December 31, 2007                   $ 24.1 million
      Year ending December 31, 2008                   $ 20.3 million
      Thereafter                                      $ 90.2 million

      Our aggregate minimum lease commitments after 2008 primarily relate to our 20 year lease for our headquarters in New York. We anticipate that we will meet our 2002 capital expenditure needs out of operating cash flows.

      As of March 31, 2003, we had access to $201.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of March 31, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of March 31, 2003, we had access to $619.5 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of March 31, 2003, there was $27.7 million outstanding under these credit lines.

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2003, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had regulatory net capital of $164.5 million, which was $160.6 million in excess of its required net capital of $3.9 million.

      We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers' needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $602.1 million and $608.5 million as collateral for securities borrowed as of March 31, 2003 and December 31, 2002, respectively. We also received $449.5 million and $453.3 million as collateral for securities loaned as of March 31, 2003 and December 31, 2002, respectively.

      Included in commissions and other receivables is approximately $29 million from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C. of which we have commenced arbitration proceedings before the NASD for approximately $11 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

      In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of March 31, 2003, these funds amounted to $240.7 million.

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

INTEREST RATE RISK

      We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a short-term investment portfolio of securities consisting of the following:

                                                    MARCH 31,     DECEMBER 31,
                                                    ---------     ------------
                                                       2003           2002
                                                    --------        --------
U.S. government and federal agency obligations      $    6.8        $   10.9
Municipal bonds                                        137.5           157.7
Corporate bonds                                         82.8            91.9
Foreign sovereign obligations                           43.1            58.1
                                                    --------        --------
     Total                                          $  270.1        $  318.6
                                                    ========        ========

      These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of March 31, 2003 and December 31, 2002, the fair value of the portfolio would have declined by $0.7 million and $1.5 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

      In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $274.8 million and $275.8 million as of March 31, 2003 and December 31, 2002, respectively. We also had short-term borrowings of $27.7 million and $27.3 million as of March 31, 2003 and December 31, 2002, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

      The following is a breakdown of the currency denominations of our securities owned (in millions):

                             March 31,     December 31,
      Currency                  2003           2002
                              -------        -------
      British pound           $  36.6        $  52.7
      Euros                      14.7           18.1
      Japanese yen                8.5            8.4
      Canadian dollar             6.9            7.2
      Hong Kong dollar            0.9            1.0
                              -------        -------
           Total              $  67.5        $  87.4


      Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $6.1 million and $7.9 million as of March 31, 2003 and December 31, 2002, respectively.

      A portion of our revenues and expenses is denominated in non-U.S. dollar currencies. Approximately 16.9% of our revenues and 19.4% of our expenses as of March 31, 2003 and 20.4% of our revenues and 10.1% of our expenses as of December 31, 2002 were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk was approximately $1.4 and $3.3 million as of March 31, 2003 and December 31, 2002, respectively.

EQUITY PRICE RISK

      As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we own marketable securities of the London, Hong Kong and Euronext stock exchanges as a result of their demutualizations, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.4 million and $2.9 million as of March 31, 2003 and December 31, 2002, respectively.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore no corrective actions were taken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We are also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, it is the opinion of management after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the company.

      For a description of our previously reported legal proceedings, see "Legal Proceedings" in our Annual Report on Form 10-K for 2002. There have been no material developments with respect to the legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Recently, we continued our efforts to develop our global institutional agency brokerage business by announcing our plans to further increase our presence in the market for U.S. exchange-listed stocks.

      We intend to provide our customers with enhanced automated services for the trading of U.S. exchange-listed stocks. For example, during the first quarter, we upgraded our smart order-routing technology to allow customers to route orders to sources of U.S. exchange-listed volume that is not traded on the U.S. exchanges, including Instinet, Island and other ECNs as well as to the Super Designated Order Turnaround System (SuperDot), the NYSE's system by which NYSE member firms' orders are electronically transmitted to the NYSE floor.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit
Number            Description
---------         --------------------------------------------------------------
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

  4.1             Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Form S-1 (Registration No.
                  333-55190))

  4.2             Rights Agreement between Instinet Group Incorporated and
                  Mellon Investor Services LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly
                  Report on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

  4.3             Amendment No. 1 to the Rights Agreement, by and between
                  Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002).

  10.1* Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company.

  99.1*           Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002


----------
* Filed herewith.

      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through May 9, 2003:

Date of Report          Item Number    Financial Statements Required to be Filed
--------------          -----------    -----------------------------------------
February 12, 2003       Items 7 & 9               No
February 12, 2003       Items 5 & 7               No
March 28, 2003          Items 5 & 7               No
March 28, 2003          Items 7 & 9               No
April 22, 2003          Items 7 & 12              No

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

                                       INSTINET GROUP INCORPORATED

                                       By: /s/ JOHN F. FAY
                                          -------------------------------------
                                          Name: John F. Fay
                                          Title: Executive Vice President and
                                                 Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

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

Date:  May 15, 2003

                                              By: /s/ Edward J. Nicoll
                                                  ------------------------------
                                                  Name:  Edward J. Nicoll
                                                  Title: Chief Executive Officer

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

Date:  May 15, 2003

                                                     By: /s/ John F. Fay
                                                              ------------------
                                                              Name: John F. Fay

      Title: Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description
---------         --------------------------------------------------------------
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

  4.1             Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Form S-1 (Registration No.
                  333-55190))

  4.2             Rights Agreement between Instinet Group Incorporated and
                  Mellon Investor Services LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly
                  Report on Form 10-Q (Commission file No. 000-32717)for the quarterly period ended June 30, 2001).

  4.3             Amendment No. 1 to the Rights Agreement, by and between
                  Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on September 13, 2002).

  10.1* Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company.

  99.1*           Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

----------
* Filed herewith.