Form 10-Q
period 2003-06-30
INSTINET GROUP INC
filed 2003-08-14
CIK 1132327

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes X    No
                                     --      --


Number of shares outstanding of each of the registrant's classes of Common Stock at August 8, 2003.

Common Stock, $0.01 par value                                 330,948,287 shares

                           INSTINET GROUP INCORPORATED

                           FORM 10-Q QUARTERLY REPORT
                       For the Quarter Ended June 30, 2003

Table of Contents                                                                                      Page
                                                                                                       ----
Part I. Financial Information
     Item 1. Financial Statements
       Consolidated Statements of Operations for the three months and
         six months ended June 30, 2003 and 2002                                                         3
       Consolidated Statements of Financial Condition as of June 30, 2003
         and December 31, 2002                                                                           4
       Consolidated Statements of Cash Flows for the six months ended
         June 30, 2003 and 2002                                                                          5
       Notes To Consolidated Financial Statements                                                        6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                  15
     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 28
     Item 4. Controls and Procedures                                                                    30

Part II. OTHER INFORMATION                                                                              31
     Item 1. Legal Proceedings                                                                          31
     Item 2. Changes in Securities and Use of Proceeds                                                  31
     Item 3. Defaults Upon Senior Securities                                                            31
     Item 4. Submission of Matters to a Vote of Security Holders                                        31
     Item 5. Other Information                                                                          31
     Item 6. Exhibits and Reports on Form 8-K                                                           32

     Signatures                                                                                         33
     Certifications                                                                                     34

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                         ---------------------------         ---------------------------
                                                           2003               2002              2003              2002
                                                         ---------         ---------         ---------         ---------
REVENUES
Transaction fees                                         $ 275,909         $ 269,933         $ 531,133         $ 535,814
Interest                                                     6,651            11,958            12,998            20,892
Investments                                                  2,841           (13,181)          (18,837)          (18,895)
                                                         ---------         ---------         ---------         ---------
     TOTAL REVENUES                                        285,401           268,710           525,294           537,811

EXPENSES
Compensation and benefits                                   60,749            70,989           124,733           157,207
Soft dollar and commission recapture                        49,604            61,738            98,662           115,329
Broker-dealer rebates                                       58,630            25,503           109,050            28,794
Brokerage, clearing and exchange fees                       33,446            33,767            67,471            70,448
Communications and equipment                                31,617            29,187            62,337            62,496
Depreciation and amortization                               23,534            17,930            47,608            37,053
Occupancy                                                   13,175            13,595            29,633            27,147
Professional fees                                            7,228             6,646            13,566            11,664
Marketing and business development                           3,480             7,480             6,261            10,887
Other                                                        8,407            16,852            16,267            32,526
Restructuring                                                   --            42,410                --            57,440
Insurance recovery of fixed assets lost
  at the World Trade Center                                     --                --            (5,000)               --
                                                         ---------         ---------         ---------         ---------
      TOTAL EXPENSES                                       289,870           326,097           570,588           610,991
                                                         ---------         ---------         ---------         ---------

Loss from continuing operations before income taxes         (4,469)          (57,387)          (45,294)          (73,180)
Income tax (expense) benefit                                  (732)           14,117             5,775            19,820
                                                         ---------         ---------         ---------         ---------
Loss from continuing operations                             (5,201)          (43,270)          (39,519)          (53,360)
Discontinued operations:
  Loss from operations of fixed income business                 --           (23,581)               --           (33,356)
  Income tax benefit                                            --             6,946                --            10,770
                                                         ---------         ---------         ---------         ---------
Loss before cumulative effect of change in
  accounting principle                                      (5,201)          (59,905)          (39,519)          (75,946)
Cumulative effect of change in accounting
  principle related to goodwill, net of tax                     --                --                --           (18,642)
                                                         ---------         ---------         ---------         ---------
      NET LOSS                                           $  (5,201)        $ (59,905)        $ (39,519)        $ (94,588)
                                                         =========         =========         =========         =========

LOSS PER SHARE - BASIC AND DILUTED
  Loss from continuing operations                        $   (0.02)        $   (0.17)        $   (0.12)        $   (0.22)
  Discontinued operations:
    Loss from operations of fixed income business               --             (0.10)               --             (0.13)
    Income tax benefit                                          --              0.03                --              0.04
                                                         ---------         ---------         ---------         ---------
  Loss before cumulative effect of change in
    accounting principle                                     (0.02)            (0.24)            (0.12)            (0.31)
  Cumulative effect of change in accounting
    principle, net of tax                                       --                --                --             (0.07)
                                                         ---------         ---------         ---------         ---------
     NET LOSS PER SHARE                                  $   (0.02)        $   (0.24)        $   (0.12)        $   (0.38)
                                                         =========         =========         =========         =========

Weighted average shares outstanding
  Basic & Diluted                                          330,841           248,554           330,803           248,641

   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2003                2002
                                                                                     -----------         -----------
                                      ASSETS
Cash and cash equivalents ...................................................        $   305,139         $   275,837
Securities segregated under federal regulations .............................            189,457             251,775
Securities owned, at market value ...........................................            272,365             348,051
Securities borrowed .........................................................            504,371             608,475
Receivable from broker-dealers ..............................................            285,456             159,695
Receivable from customers ...................................................            122,430              56,257
Commissions and other receivables, net ......................................             94,575              85,296
Receivable from affiliates, net .............................................                 --               3,216
Due from Reuters ............................................................                435                  --
Investments .................................................................             19,499              41,837
Fixed assets and leasehold improvements, net ................................            151,295             176,775
Deferred tax assets, net ....................................................             70,570              70,223
Other intangible assets, net ................................................            115,408             127,993
Other assets ................................................................             85,831              77,465
                                                                                     -----------         -----------
     Total assets ...........................................................        $ 2,216,831         $ 2,282,895
                                                                                     ===========         ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term borrowings .......................................................        $     9,332         $    27,279
Securities loaned ...........................................................            486,299             453,251
Payable to broker-dealers ...................................................            136,838             115,565
Payable to customers ........................................................            290,995             278,569
Taxes payable ...............................................................             20,781              19,943
Due to Reuters ..............................................................                 --               1,616
Accrued compensation ........................................................             45,331              90,279
Accounts payable, accrued expenses and other liabilities ....................            233,110             272,859
                                                                                     -----------         -----------
     Total liabilities ......................................................          1,222,686           1,259,361
                                                                                     -----------         -----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 330,925 and 330,920 issued and outstanding at June 30, 2003 and December 31, 2002,
  respectively) .............................................................              3,309               3,309
Additional paid-in capital ..................................................          1,661,122           1,661,118
Accumulated deficit .........................................................           (700,633)           (661,114)
Treasury stock, at cost (67 and 206 shares, respectively) ...................               (199)             (1,270)
Accumulated other comprehensive income ......................................             31,390              23,235
Unearned compensation .......................................................               (844)             (1,744)
                                                                                     -----------         -----------
     Total stockholders' equity .............................................            994,145           1,023,534
                                                                                     -----------         -----------

     Total liabilities and stockholders' equity .............................        $ 2,216,831         $ 2,282,895
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

                           INSTINET GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                        2003              2002
                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (39,519)        $ (94,588)
Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Unrealized loss on investments                                      19,258            14,214
    Write off of fixed assets                                            2,083             4,513
    Goodwill impairment write-down                                          --            19,046
    Depreciation and amortization                                       47,608            37,053
    Deferred tax assets, net                                              (347)            4,870
    Amortization of unearned compensation                                  900             3,000
Changes in operating assets and liabilities
    Securities segregated under federal regulation                      62,318            34,414
    Securities borrowed, net of securities loaned                      137,152           (55,705)
    Net receivables from broker-dealers                               (104,488)          (47,959)
    Net payables from customers                                        (53,747)          (80,749)
    Net receivables from affiliates                                      3,216           (13,000)
    Securities sold, net of securities purchased                        75,686           (73,277)
    Receivables and other assets                                       (17,645)           14,331
    Payables and other liabilities                                     (84,839)          (68,897)
                                                                     ---------         ---------
       Net cash provided by (used in) in operating activities           47,636          (302,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets and leasehold improvements                (11,626)          (13,314)
    Purchase of investments                                                 --            (2,000)
    Sale of investments                                                  3,080                --
    Acquisitions of businesses, net of assets acquired
      and liabilities assumed                                               --            (5,319)
                                                                     ---------          ---------
       Net cash used in investing activities                            (8,546)          (20,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                                         (17,947)           36,079
    Purchase of treasury stock                                              --            (1,335)
    Issuance of common stock                                                 4                --
                                                                     ---------         ---------
       Net cash (used in) provided by in financing activities          (17,943)           34,744

Effect of exchange rate differences                                  $   8,155         $   7,657
                                                                     ---------         ---------
Increase (decrease) in cash and cash equivalents                        29,302          (280,966)
Cash and cash equivalents, beginning of period                         275,837           703,678
                                                                     ---------         ---------
Cash and cash equivalents, end of period                             $ 305,139         $ 422,712
                                                                     =========         =========

Non-cash activities:

The Company re-issued $1,146 of Treasury Stock in connection with its restricted stock plan in the six months ended June 30, 2003.

   The accompanying notes are an integral part of these consolidated financial statements.

                           INSTINET GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

      Instinet Group Incorporated (the "Company" or "Instinet") is a Delaware holding company, which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company also operates an alternative trading system business consisting of the Instinet and Island ECNs and their clearing broker, Instinet Clearing Services.

      During the second quarter of 2003, the Company began formulating a reorganization plan that includes separating the Company's management and business operations into two distinct business lines: 1) the buy-side value-added brokerage ("VAB"), which includes Lynch, Jones & Ryan ("LJR") our commission recapture subsidiary and 2) the sell-side ECN or alternative trading system ("ATS"). The purpose of the plan is to add strategic clarity to our businesses and better serve our customers.

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

      SOFT DOLLAR AND COMMISSION RECAPTURE

      Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products for customers as well as payments made as part of the Company's commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

      INVESTMENTS

      Investments with no ready market are stated at estimated fair value as determined in good faith by management. Generally, management will initially value investments at cost and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results and other pertinent information.

      Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that the Company could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material.

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

      STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123", amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations. If the estimated fair value per share of the Company at the date of grant is greater than the option exercise price, then the Company records compensation expense over the vesting period. For options granted to non-employees, the Company uses the fair value method prescribed in SFAS 123 and accordingly, records compensation expense over the vesting period.

      Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock based plans under SFAS 123, the Company's net loss for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                       --------------------------        --------------------------
                                                                          2003             2002             2003            2002
                                                                       ---------        ---------        ---------        ---------
Net loss, as reported                                                  $  (5,201)       $ (59,905)       $ (39,519)       $ (94,588)
      Add: Stock based employee compensation expense included in
      net loss, net of related tax benefit                                   288            1,207              576            1,920
      Deduct: Stock based employee compensation expense
      determined under fair value based methods for all awards,
      net of related tax benefit                                          (7,690)          (9,746)         (15,640)         (15,747)
                                                                       ---------        ---------        ---------        ---------
      Pro forma net loss                                               $ (12,603)       $ (68,444)       $ (54,583)       $(108,415)
                                                                       =========        =========        =========        =========
      Weighted average shares outstanding
        Basic & diluted                                                  330,841          248,554          330,803          248,641
      Pro forma net loss per share - basic & diluted                   $   (0.04)       $   (0.28)       $   (0.17)       $   (0.44)


      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      SECURITIES OWNED ($ IN THOUSANDS)

      Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investment income on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

                                                      BALANCE         BALANCE
                                                      JUNE 30,      DECEMBER 31,
                                                      --------      ------------
                                                        2003             2002
                                                      --------        --------
U.S. government and federal agency obligations        $  3,823        $ 10,867
Municipal bonds                                        139,830         157,683
Corporate bonds                                         59,640          91,909
Foreign sovereign obligations                           38,312          58,146
Shares of stock exchanges                               30,760          29,246
Other                                                       --             200
                                                      --------        --------
     Total                                            $272,365        $348,051
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

      RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS

      Receivable from broker-dealers is primarily comprised of fails to deliver with broker-dealers. Fails to deliver arise when the Company does not deliver securities on settlement date. The Company records the selling price as a receivable due from the purchasing broker-dealer. The receivable is collected upon delivery of the securities. Payable to broker-dealers are primarily comprised of fails to receive. Fails to receive arise when the Company does not receive securities on settlement date. The Company records the amount of the purchase price as a payable due to the selling broker-dealer. The liability is paid upon receipt of the securities.

      RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

      Receivable from and payable to customers are primarily comprised of institutional debit balances and payable to customers represent free credit balances in customer accounts.

      COMMISSIONS AND OTHER RECEIVABLES, NET ($ IN THOUSANDS)

      Commissions and other receivables are reported net of a provision for doubtful accounts of $26,636 and $22,002 as of June 30, 2003 and December 31, 2002, respectively.

      Included in commissions and other receivables is approximately $29,545 from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C of which approximately $14,104 is under dispute. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

      SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Transactions involving purchases of securities under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale amounts plus accrued interest. It is the Company's policy to take possession of securities with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Company's policy to value collateral daily and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

      FOREIGN CURRENCY TRANSLATION

      Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive income on the Consolidated Statements of Financial Condition.

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

      TREASURY STOCK

      The Company's purchases of shares of its own common stock are recorded as treasury stock under the cost method and are shown as a reduction to stockholders' equity on the Consolidated Statements of Financial Condition.

      RESTRUCTURING

      The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 112, "Employer's Accounting for Post Employment Benefits," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146, which the Company adopted January 1, 2003, eliminates the future use of EITF 94-3 for restructuring initiatives. The adoption of SFAS No. 146 has not had a material effect on the Company's financial condition, results of operations or cash flows.

3. INVESTMENTS ($ IN THOUSANDS)

      From time to time, the Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The value of the Company's investments as of June 30, 2003 and December 31, 2002 are as follows:

                                                            BALANCE       BALANCE
                                                            JUNE 30,    DECEMBER 31,
                                                              2003          2002
                                                            -------     ------------
TP Group LDC                                                $    --        $ 2,695
Archipelago Holdings LLC                                     10,000         15,000
The Nasdaq Stock Market, Inc                                  7,499         14,792
Tradeware S.A                                                    --          3,254
JapanCross Securities Co. Ltd.                                   --          2,096
Starmine Corporation                                          2,000          2,000
e-Xchange Advantage Corporation                                  --          2,000
                                                            -------        -------
   Total                                                    $19,499        $41,837
                                                            =======        =======

4. COLLATERAL ARRANGEMENTS ($ IN THOUSANDS)

      As of June 30, 2003 and December 31, 2002, the fair value of collateral held by the Company that can be sold or repledged totaled $601,987 and $777,286, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $586,300 and $699,037 had been sold or repledged generally to cover short sales or effect deliveries of securities as of June 30, 2003 and December 31, 2002, respectively. In addition, securities in customer accounts with a fair value of $48,525 and $47,549 could be sold or repledged by the Company as of June 30, 2003 and December 31, 2002, respectively.

5. NET CAPITAL REQUIREMENTS ($ IN THOUSANDS)

      The Company's U.S. broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of June 30, 2003 and December 31, 2002, Instinet Clearing Services, Inc., which is the counterparty to each of the customer transactions in U.S. securities executed through Instinet Corporation, had net capital of $92,477 and $163,084, which was $85,756 and $160,179 in excess of its required net capital of $6,721 and $2,905, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

      The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2003 and December 31, 2002, these subsidiaries had met their local capital adequacy requirements.

6. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, management believes that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the Company.


7. COMPREHENSIVE INCOME (LOSS) ($ IN THOUSANDS)

     Comprehensive income (loss) includes net loss and changes in stockholders' equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income (loss) is as follows:

                                               THREE MONTHS
                                                  ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                          --------------------    ---------------------
                                              2003     2002         2003         2002
                                              ----     ----         ----         ----
Net loss                                  $ (5,201)   $(59,905)   $(39,519)   $(94,588)
Changes in other comprehensive loss:
     Foreign currency translation
     adjustment                              7,079      10,762       8,155       7,657
                                          --------    --------    --------    --------
     Total comprehensive income (loss),
     net of tax                           $  1,878    $(49,143)   $(31,364)   $(86,931)
                                          ========    ========    ========    ========


8. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ($ IN THOUSANDS)

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

     During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader Group, LP ("ProTrader") and Montag Popper & Partner GmbH ("Montag") acquisitions. For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill. In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. Therefore, the Company's goodwill related to its acquisition of Montag, a fixed income broker-dealer, was impaired and the Company recorded an impairment loss of $3,296, the remaining carrying value of its goodwill.

      The Company recorded goodwill impairment, net of taxes, of $18,642 or $0.07 a share, for the six months ended June 30, 2002 as a change in accounting principle.


9. RESTRUCTURING ($ IN THOUSANDS)

      The Company has initiated several cost reduction programs, which have resulted in restructuring charges. Information regarding the Company's restructuring charges follows:

      In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure. This restructuring was completed in 2001 at a cost of $24,400 in the year ended December 31, 2001. As of June 30, 2003, the Company carried a liability of $1,917 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                    BALANCE                   BALANCE
                                    DECEMBER                  JUNE 30,
                                    31, 2002     PAYMENTS      2003
                                    --------     --------      ----
Workforce reduction                 $2,798       $  881       $1,917
Office closures/consolidation          475          475           --
                                    ------       ------       ------
Total                               $3,273       $1,356       $1,917
                                    ======       ======       ======


      The Company expects to pay the remaining liability by December 31, 2003.

      In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. As of June 30, 2003, the Company carried a liability of $12,133 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                        BALANCE                   BALANCE
                                        DECEMBER                  JUNE 30,
                                        31, 2002    PAYMENTS       2003
                                        --------    --------       ----
      Workforce reduction                $14,870      $8,073       $6,797
      Office closures/consolidation       14,673       9,337        5,336
                                         -------      ------       ------
      Total                              $29,543     $17,410      $12,133
                                         =======     =======      =======


      The Company expects to pay a significant portion of the liability by December 31, 2003.

      In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of The Island ECN ("Island"). This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of June 30, 2003, the Company carried a liability of $28,429 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

                                           BALANCE                     BALANCE
                                         DECEMBER 31,                  JUNE 30,
                                            2002         PAYMENTS       2003
                                            ----         --------       ----
      Workforce reduction                 $19,496        $16,814      $ 2,682
      Office closures/consolidation        31,213          5,466       25,747
                                          -------        -------      -------
      Total                               $50,709        $22,280      $28,429
                                          =======        =======      =======


      The Company expects to pay approximately $6 million to $8 million of the remaining liability by December 31, 2003.

10. DISCONTINUED OPERATIONS ($ IN THOUSANDS)

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

                                                         THREE MONTHS         SIX MONTHS
                                                             ENDED               ENDED
                                                         JUNE 30, 2002       JUNE 30, 2002
                                                         -------------       -------------
Loss from discontinued operations:

      Loss from operation of fixed income business      $  (23,581)         $  (33,356)
      Income tax benefit                                     6,946              10,770
                                                        ----------          ----------
         Net loss from discontinued operations          $  (16,635)         $  (22,586)
                                                        ==========          ==========

Loss per share - basic and diluted:
      Loss from operation of fixed income business      $    (0.10)         $    (0.13)
      Income tax benefit                                      0.03                0.04
                                                        ----------          ----------
         Net loss per share                             $    (0.07)         $    (0.09)
                                                        ==========          ==========


      The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002. As of June 30, 2003, the Company had substantially paid this liability.


11. INTANGIBLE ASSETS ($ IN THOUSANDS)

      Information regarding the Company's identifiable intangible assets are as follows:

                                               ESTIMATED
                                                  LIFE         IDENTIFIABLE
                                                (YEARS)           VALUE
                                                -------           -----
      Technology                                  7.0          $ 122,984
      Customer relationships                      5.0             15,500
      Trade name                                  1.5              4,800
      Non-compete agreements                      1.0              1,300

                                                                 BALANCE
                                                  BALANCE        DECEMBER
                                                  JUNE 30,          31,
                                                   2003            2002
                                                   ----            ----
      Gross carrying amount                     $ 144,584      $ 144,584
      Accumulated amortization                   (29,176)       (16,591)
                                                ---------      ---------
      Net carrying amount                       $ 115,408      $ 127,993
                                                =========      =========


      Intangible assets arose in connection with the Company's acquisitions of ProTrader in October 2001 and Island in September 2002. The intangible assets are amortized on a straight-line basis over their respective estimated useful lives as shown above.

      Amortization expense was $6,292 and $2,572 for the three months ended June 30, 2003 and 2002, respectively, and $12,585 and $5,166 for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense for each of the next 5 years is as follows:

      Year Ending December 31, 2004                         $21,390
      Year Ending December 31, 2005                         $20,670
      Year Ending December 31, 2006                         $20,670
      Year Ending December 31, 2007                         $19,817
      Year Ending December 31, 2008                         $15,211

12. SALE OF PROTRADER ACCOUNTS ($ IN THOUSANDS)

      During the second quarter of 2003, the Company sold substantially all of ProTrader Securities L.P.'s assets to Electronic Trading Group LLC and recognized a loss of $350.


13. STOCK-BASED PLANS (SHARES IN THOUSANDS)

      During the six months ended June 30, 2003, the Company issued 10,002 options with an exercise price of $3.25 per option, expiring in March 2010.


14. TREASURY STOCK ($ AND SHARES IN THOUSANDS)

      During the three months ended June 30, 2003, the Company reissued 28 shares of treasury stock at a cost of $559 and in the six months ended June 30, 2003, the Company reissued 166 shares of treasury stock at a cost of $1,146 in connection with its Restricted Stock Unit plan. During the three months ended June 30, 2003, the Company purchased 21 shares at a cost of $75.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions for more than 30 years. Our services enable buyers and sellers worldwide to trade securities directly and anonymously with each other, gain price improvement for their trades, manage their orders and lower their overall trading costs. Through our electronic platforms, our customers also can access over 40 securities markets throughout the world, including Nasdaq, the NYSE and stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds, as well as market professionals, including broker-dealers.

      Business Environment

      Market and economic conditions improved in the second quarter of 2003 compared to the first quarter of 2003 but we continue to operate in a challenging business, economic and regulatory environment characterized by strong competition. Equity market volumes increased during the second quarter of 2003 with the Nasdaq share volume, a primary driver of our business, up 26.4% over the first quarter of 2003 but down 3.9% from the second quarter of 2002. Although, our gross transaction fee revenues of $275.9 million increased from $269.9 million in the comparable period in 2002, much of this gain was offset by an increase to $58.6 million from $25.5 million in broker-dealer rebate expense. Our average pricing for U.S. equities has leveled off the past several quarters but has decreased significantly compared to the three months ended June 30, 2002. This decrease is due primarily to reductions in our broker-dealer pricing during 2002 as well as an increase in lower priced broker-dealer volume as a percentage of total volume. We believe the increase in our broker-dealer volume resulted from our acquisition of Island in September 2002 and organic growth due to our price change and improvements in our services.

      Strategic Developments

      During the second quarter of 2003, we began formulating a reorganization plan that includes separating our management and business operations into two distinct business lines: 1) the value-added brokerage ("VAB"), which includes our buy-side institutional customers as well as Lynch, Jones & Ryan ("LJR"), our commission recapture subsidiary and 2) the sell-side ECN or alternative trading system ("ATS"). The purpose of the plan is to add strategic clarity to our businesses and better serve our customers. As a result of the reorganization plan, we expect to record a restructuring charge in the second half of 2003 or concurrent with the implementation of the restructuring plan.

      The VAB is a global business that seeks best execution on behalf of its customers. The VAB will continue to focus on products and services that enhance the trading experience and investment performance of its clients. These may include unbiased access to all major equity pools of liquidity, unconflicted and trusted sales trading expertise along with sophisticated execution tools and strategies, and independent and exclusive research to help improve investment performance. The VAB is expected to cater to both self-directed electronic traders and those seeking sales trading and assisted execution, and to provide for all clients access to domestic and international equity markets, rules-based trading, block trading, portfolio trading and other services.

      LJR provides agency broker services and focuses on pension plan sponsors rather than money management.

      Our sell-side ATS business consists of the Instinet and Island ECNs and their clearing broker, Instinet Clearing Services. The ATS collects, prioritizes, displays, and matches orders within its member network. We will focus on integrating our two ECNs and developing the ATS to offer matching and routing services for our U.S.-registered broker-dealer subscribers. Institutions and non-U.S. broker-dealers will need to be sponsored by a U.S. broker-dealer to gain access to the ATS. All member broker-dealers will enjoy equal access to the ATS, and will be permitted to redistribute access to third parties.

      Upon completion of the reorganization we will provide separate financial disclosures for the VAB and the ATS as established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      Market Share and Market Volumes

      During the quarter ended June 30, 2003, trading volumes in the U.S. markets increased to 239.8 billion shares from 224.5 billion for the comparable period in 2002. Total Nasdaq-listed share volume was 112.5 billion shares in the three months ended June 30, 2003, down 3.1% from 116.1 billion shares for the comparable period in 2002. U.S. exchange-listed share volume was 127.3 billion shares in the three months ended June 30, 2003, up from 108.4 billion shares for the comparable period in 2002. Our percentage of overall market share increased to 15.5% of total U.S. market share volume, which comprised 28.4% of Nasdaq share volume, and 4.0% of U.S. exchange-listed share volume, in the three months ended June 30, 2003. Our market share in Nasdaq-listed stocks and trading volumes has increased significantly since the third quarter of 2002, due to our acquisition of Island in September 2002, our various pricing changes and the introduction of our broker-dealer rebate expense.

      Non-GAAP Financial Measurements

      In evaluating our financial performance and results of operations, management reviews certain financial measures that are not in accordance with generally accepted accounting principles in the United States ("non-GAAP"). Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. Management uses non-GAAP financial measures in evaluating our operating performance. In light of the use by management of these non-GAAP measurements to assess our operational performance, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. These non-GAAP financial measures should be considered in context with our GAAP results.

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

                                                THREE MONTHS
                                                   ENDED          SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                              2003       2002       2003       2002
                                              ----       ----       ----       ----
Total

Transaction fee revenue, as reported       $275,909   $269,933   $531,133   $535,814
Less non equity related transaction fee
revenue                                       3,360      2,538      6,717      5,547
Less soft dollar revenues and commission
recapture expenses                           49,604     61,738     98,662    115,329

Less broker-dealer rebates                   58,630     25,503    109,050     28,794
                                           --------   --------   --------   --------
Net equity transaction fee revenue         $164,315   $180,154   $316,704   $386,144
                                           ========   ========   ========   ========

U.S. markets

Transaction fee revenue                    $229,973   $213,851   $441,907   $429,369
Less non equity related transaction fee
revenue                                       3,360      2,538      6,717      5,547
Less soft dollar revenues and commission
recapture expenses                           32,508     45,598     68,295     88,043
Less broker-dealer rebates                   58,630     25,503    109,050     28,794
                                           --------   --------   --------   --------
Net equity transaction fee revenue         $135,475   $140,212   $257,845   $306,985
                                           ========   ========   ========   ========

U.S. markets revenue per share

Average U.S. equity transaction fee
revenue (per share, per side)              $ 0.0031   $ 0.0056   $ 0.0032   $ 0.0063
Less non equity related transaction fee
revenue                                      0.0001     0.0001     0.0001     0.0001
Less soft dollar revenues and commission
recapture expenses                           0.0004     0.0012     0.0005     0.0013

Less broker-dealer rebates                   0.0008     0.0007     0.0008     0.0004
                                           --------   --------   --------   --------
Average U.S. equity net transaction fee
revenue (per share, per side)              $ 0.0018   $ 0.0036   $ 0.0018   $ 0.0045
                                           ========   ========   ========   ========

Non-U.S. markets

Transaction fee revenue                    $ 45,936   $ 56,082   $ 89,226   $106,445
Less soft dollar revenues and commission
recapture expenses                           17,096     16,140     30,367     27,286
                                           --------   --------   --------   --------
Net equity transaction fee revenue         $ 28,840   $ 39,942   $ 58,859   $ 79,159
                                           ========   ========   ========   ========



Critical Accounting Policies

      Our accounting policy related to our strategic alliances and long term investments ("investments") is a critical accounting policy that requires us to make estimates and use judgments that could affect our results.

      Our investments with no ready market are stated at estimated fair value as determined in good faith by management. Generally, we will initially value investments at cost as a proxy for fair value, and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results and other pertinent information.

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

      For the six months ended June 30, 2003, we wrote down our investments in TP Group LDC, Archipelago Holding LLC, The Nasdaq Stock Market, Inc., Tradeware S.A., JapanCross Securities Co. Ltd. and e-Xchange Advantage Corporation by an aggregate $22.3 million, based upon management's best judgment of each
investment's respective fair market value.   For the six months ended June 30,
2002, we wrote down our investments in WR Hambrecht & Co., TP Group LDC, Tradeware S.A., JapanCross Securities Co. Ltd., Vencast, Inc. and Knight Roundtable Europe Ltd. by an aggregate $14.2 million, based upon management's best judgment of each investment's respective fair market value.


Recently Issued Accounting Standards

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

KEY STATISTICAL INFORMATION

The following table presents key transaction volume information as well as certain other operating information.

CONSOLIDATED STATISTICAL DATA

                                                      THREE MONTHS          SIX MONTHS
                                                         ENDED (5)             ENDED (5)
                                                  -------------------    -------------------
                                                    JUNE        JUNE      JUNE         JUNE
                                                     30,         30,         30,        30,
                                                    2003        2002        2003       2002
                                                    ----        ----        ----       ----
Total U.S. equity share volume (millions)1,2      239,780     224,527     444,139     436,826
Instinet's U.S. equity share volume
(millions)1,2                                      37,065      19,221      68,606      34,381
Instinet's share of total U.S. equity share
volume 1,2                                           15.5%        8.6%       15.4%        7.9%
                                                 --------    --------    --------    --------
Total Nasdaq-listed equity share volume
(millions)2                                       112,524     116,114     201,539     225,543
Instinet's Nasdaq-listed equity share volume
(millions)2                                        31,996      16,149      58,337      28,192
Instinet's share of total Nasdaq-listed equity
share volume 2                                       28.4%       13.9%       28.9%       12.5%
                                                 --------    --------    --------    --------

Total U.S. exchange-listed equity share
volume (millions)2                                127,256     108,413     242,599     211,283
Instinet's U.S. exchange-listed equity share
volume (millions)2                                  5,069       3,072      10,269       6,189
Instinet's share of total U.S.
exchange-listed equity share volume 2                 4.0%        2.8%        4.2%        2.9%
                                                 --------    --------    --------    --------

Instinet's U.S. equity transaction volume
(thousands)                                        75,934      27,000     143,921      45,953
Instinet's non-U.S. equity transaction
volume (thousands)                                  1,547       1,955       3,708       3,912
                                                 --------    --------    --------    --------
Instinet's total equity transaction volume
(thousands)                                        77,481      28,955     147,629      49,865
                                                 --------    --------    --------    --------
Instinet's average U.S. equity transaction
size (shares per transaction)                         488         712         477         748
Instinet's average equity transactions per
day (thousands)                                     1,205         422       1,161         371
                                                 --------    --------    --------    --------
Transaction fees from U.S. equities
(thousands)                                      $229,973    $213,851    $441,907    $429,369
Transaction fees from non-U.S. equities
(thousands)                                        45,936      56,082      89,226     106,445
                                                 --------    --------    --------    --------

Total equity transaction fees (thousands)        $275,909    $269,933    $531,133    $535,814
                                                 ========    ========    ========    ========
Net transaction fees from U.S. equities
(thousands) (non-GAAP financial measure)3        $135,475    $140,212    $257,845    $306,985
Net transaction fees from non-U.S. equities
(thousands) (non-GAAP financial measure)3          28,840      39,942      58,859      79,159
                                                 --------    --------    --------    --------
Total net equity transaction fees (thousands)
(non-GAAP financial measure) 3                   $164,315    $180,154    $316,704    $386,144
                                                 ========    ========    ========    ========
Instinet's average U.S. equity transaction
fee revenue per share 4                          $ 0.0031    $ 0.0056    $ 0.0032    $ 0.0063
Instinet's average net U.S. equity transaction
fee revenue per share (non-GAAP financial
measure) 3,4                                     $ 0.0018    $ 0.0036    $ 0.0018    $ 0.0045

(1) U.S. shares consist of shares of U.S. exchange-listed and Nasdaq-listed stocks.

(2) For a description of how we calculate our share volumes, see "Nasdaq
Volume Calculations" and "Calculation of Instinet ATS and Island ATS Volume Combined Volumes" in our Annual Report on Form 10-K for the year ended December 31, 2002.

(3) Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses and broker-dealer rebates from the related equity transaction fees. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues. See Non-GAAP Financial Measurements.

(4) Average transaction fee revenue is calculated by dividing transaction fee revenue for the buy and sell side of each transaction by total share volume. See Non-GAAP Financial Measurements.

(5) Represents Instinet Group Incorporated volume from all sources, including the Island ECN subsequent to September 20, 2002 and Instinet Corporation.

The following table presents customer operating data and market share that reflects our planned reorganization of the company into two separate business lines.

CUSTOMER OPERATING DATA 1

                                                                                     QUARTER ENDED
                                                             -------------------------------------------------------------
                                                             JUNE 30,    MAR 31,   DEC 31,   SEPT 30,   JUNE 30,    MAR 31,
                                                               2003       2003      2002       2002       2002       2002
                                                               ----       ----      ----       ----       ----       ----
Value Added Broker
  A. US Equities
            Average daily volume (million shares)                  87        83        85         88         90         100
            Amount charged to client per share 2              $0.0144   $0.0141   $0.0150    $0.0154    $0.0168     $0.0176

  B. Non-US Equities
            Average daily consideration (millions) 3            $ 666     $ 783     $ 751      $ 936      $ 874       $ 940
            Average basis points charged to client per
            consideration traded 3                                5.7       5.1       5.5        5.6        5.8         5.9

Alternative Trading System
  Matched average daily volume 4

            NASDAQ-listed equity share volume (million
            shares)                                               444       380       450        313        208         155
              Share of total market                             24.8%     26.1%     27.4%      18.2%      11.4%        8.5%

            U.S. exchange-listed equity share volume
            (million shares)                                       45        48        47         17          6           8
              Share of total market                              2.2%      2.5%      2.4%       0.8%       0.4%        0.5%

            U.S. total equity share volume (million
            shares) 5                                             489       428       497        330        214         163
              Share of total market                             12.8%     12.8%     13.9%       8.8%       6.1%        4.6%

(1) For a description of how we calculate our share volumes, see "Nasdaq
Volume Calculations" and "Calculation of Instinet ATS and Island ATS Volume Combined Volumes" in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Net of soft dollar and commission recapture expenses and broker-dealer rebates.

(3) Commissions on European and Asian transactions are calculated as a percentage (i.e., basis points) of the total value (i.e., consideration of the transaction) (price times number of shares).

(4) Matched volume reflects transactions where the buyer and seller are matched on our ATSs.

(5) U.S. shares consist of shares of exchange-listed and Nasdaq-listed stocks.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of total revenues:

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              JUNE 30,           JUNE 30,
                                                       ------------------   ----------------
                                                          2003      2002     2003      2002
                                                          ----      ----     ----      ----
REVENUES

Transaction fees                                         96.7%    100.5%    101.1%     99.6%
Interest                                                  2.3%      4.5%      2.5%      3.9%
Investments                                               1.0%     (4.9)%    (3.6)%    (3.5)%
                                                        -----     -----     -----     -----
     TOTAL REVENUES                                     100.0%    100.0%    100.0%    100.0%

EXPENSES

Compensation and benefits                                21.3%     26.4%     23.7%     29.2%
Soft dollar and commission recapture                     17.4%     23.0%     18.8%     21.4%
Broker-dealer rebates                                    20.5%      9.5%     20.8%      5.4%
Brokerage, clearing and exchange fees                    11.7%     12.6%     12.8%     13.1%
Communications and equipment                             11.1%     10.9%     11.9%     11.6%
Depreciation and amortization                             8.2%      6.7%      9.1%      6.9%
Occupancy                                                 4.6%      5.1%      5.6%      5.0%
Professional fees                                         2.5%      2.5%      2.6%      2.2%
Marketing and business development                        1.2%      2.8%      1.2%      2.0%
Other                                                     2.9%      6.3%      3.1%      6.0%
Restructuring                                              --      15.8%       --      10.7%
Insurance recovery of fixed assets lost
  at the World Trade Center                                --        --      (1.0)%      --
                                                        -----     -----     -----     -----
  TOTAL EXPENSES                                        101.6%    121.4%    108.6%    113.6%
                                                        -----     -----     -----     -----

Loss from continuing operations before income taxes      (1.6)%   (21.4)%    (8.6)%   (13.6)%
Income tax (expense) benefit                             (0.3)%     5.3%      1.1%      3.7%
                                                        -----     -----     -----     -----
Loss from continuing operations                          (1.8)%   (16.1)%    (7.5)%    (9.9)%
Discontinued operations:
  Loss from operations of fixed income business
                                                           --      (8.8)%      --      (6.2)%
  Income tax benefit                                       --       2.6%       --       2.0%
                                                        -----     -----     -----     -----
Loss before cumulative effect of change in accounting
  principle                                              (1.8)%   (22.3)%    (7.5)%   (14.1)%
Cumulative effect of change in accounting principle
  related to goodwill, net of tax                          --        --        --      (3.5)%
                                                        -----     -----     -----     -----

  NET LOSS                                               (1.8)%   (22.3)%    (7.5)%   (17.6)%
                                                        =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

         Overview

         Our net loss was $5.2 million in the three months ended 2003 compared to $59.9 million for the three months ended 2002. Our revenues increased 6.2% to $285.4 million for the three months ended June 30, 2003 from $268.7 million for the comparable period in 2002 primarily due to increased volumes due to our acquisition of Island and market share growth partly offset by lower average pricing.

         Expenses decreased 11.1% to $289.9 million for the three months ended June 30, 2003 from $326.1 million for the comparable period in 2002. Our expenses for the three months ended June 30, 2003 included $7.9 million of expense related to severance charges. Our expenses for the three months ended June 30, 2002 included a restructuring charge of $42.4 million related to our cost reduction initiatives. The 11.1% decrease is primarily related to the prior year restructuring charge, lower compensation and benefits, soft dollar and commission recapture offset by higher broker-dealer rebates and depreciation and amortization expense.

         Revenues

         Transaction fee revenue increased 2.2% to $275.9 million for the three months ended June 30, 2003 from $269.9 million for the three months ended June 30, 2002. The increase was primarily because of an increase in volume due to the acquisition of Island partly offset by lower average pricing and a decline in our soft dollar revenues and revenues that are subject to commission recapture. Our total net equity transaction fee revenue (a non-GAAP financial measure) declined 8.8% to $164.3 million for the three months ended June 30, 2003 from $180.2 million for the three months ended June 30, 2002 primarily due to a decrease in our average pricing for U.S. equities and a decline in non-U.S. volume traded. Our average net U.S. equity transaction fee revenue per U.S. share (a non-GAAP financial measure) decreased approximately 50.0% to $0.0018 in the three months ended June 30, 2003 from $0.0036 for the comparable period in 2002. Our average U.S. equity transaction fee revenue per U.S. share (the equivalent GAAP measure) decreased approximately 44.6% to $0.0031 in the three months ended June 30, 2003 from $0.0056 for the comparable period in 2002. The decline in our average pricing reflects an increase in broker-dealer rebate expense and an increase in lower priced broker-dealer volume as a result of both our acquisition of Island and organic growth due to our price changes.

         Our soft dollar revenues and revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 19.7% to $49.6 million for the three months ended June 30, 2003 from $61.7 million for the comparable period in 2002. This change was primarily due to a decrease in our soft dollar service mitigated by expanded use of our commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

         Interest revenue decreased 44.4% to $6.7 million for the three months ended June 30, 2003 from $12.0 million for the comparable period in 2002. This decrease was primarily due to lower cash balances compared to the prior year and a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services.

         Unrealized gains and losses on our investments changed to a gain of $2.8 million for the three months ended June 30, 2003 from a loss of $13.2 million for the comparable period in 2002. For the three months ended June 30, 2003, we recorded gains due to an increase in the carrying value of certain of our investments in non-U.S. exchanges, offset in part by write-downs of other investments. For the three months ended June 30, 2002, we recorded write-downs of $11.2 million, in particular, on our investments in WR Hambrecht + Co, TP Group LDC and JapanCross Securities Co. Ltd.

         Expenses

         Compensation and benefits expense decreased 14.4% to $60.7 million for the three months ended June 30, 2003 from $71.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower net revenues. Partly offsetting this decrease was a severance charge of $7.9 million in the three months ended June 30, 2003. Our total headcount decreased to 1,311 (including 86 employees from Island) as of June 30, 2003 from 1,559 employees as of June 30, 2002. Employees have also been given incentives through the issuance of stock options and it is our policy not to reflect an expense for stock options granted to employees.

         Soft dollar and commission recapture expense decreased 19.7% to $49.6 million for the three months ended June 30, 2003 from $61.7 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to a reduced use of our soft dollar services partly offset by expanded use of commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

         Broker-dealer rebates expense increased to $58.6 million for the three months ended June 30, 2003 from $25.5 million for the comparable period in 2002. In March 2002, we began offering commission rebates, which are recorded as an expense to broker-dealers who provide liquidity to our ECNs. Commissions are charged to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity. Island contributed $28.7 million of additional broker-dealer rebate expense for the three months ended June 30, 2003.

         Brokerage, clearing and exchange fees decreased 1.0% to $33.4 million for the three months ended June 30, 2003 to $33.8 million for the comparable period in 2002. The impact of higher transaction volumes was more than offset by lower clearing costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

         Communications and equipment expense increased 8.3% to $31.6 million for the three months ended June 30, 2003 from $29.2 million for the comparable period in 2002. This increase was primarily due to additional charges associated with our migration of clients to a third-party network. We expect this transition to be substantially complete by the end of the third quarter. Island contributed $3.3 million of additional communications and equipment costs in the three months ended June 30, 2003.

         Depreciation and amortization expense increased 31.3% to $23.5 million for the three months ended June 30, 2003 from $17.9 million for the comparable period in 2002. This increase was primarily due to amortization related to intangible assets recorded in connection with our acquisition of Island in September 2002.

         Occupancy expense decreased 3.1% to $13.2 million for the three months ended June 30, 2003 from $13.6 million for the comparable period in 2002. This decrease was primarily a result of consolidation of our office space as part of the cost reduction initiative, partially offset by our acquisition of Island, which contributed $1.1 million.

         Other expenses decreased 50.1% to $8.4 million for the three months ended June 30, 2003 from $16.9 million for the comparable period in 2002. The decrease was due to lower expense for bad debt. As part of our cost reduction initiatives, travel and office related expenses also decreased.

         Provision for Income Taxes

         Our provision for taxes increased to $0.7 million for the three months ended June 30, 2003 from a benefit of $14.1 million in the comparable period in 2002 as a result of our lower loss before income taxes and our ability to realize our losses in our non-U.S. entities and investments. As a result, our effective income tax rate decreased to negative 16.4% for the three months ended June 30, 2003 from 24.5% for the comparable period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

         Overview

         Our net loss was $39.5 million for the six months ended June 30, 2003 compared to a net loss of $94.6 million for the six months ended June 30, 2002. Our revenues decreased 2.3% to $525.3 million for the six months ended June 30, 2003 from $537.8 million for the comparable period in 2002 primarily as a result of lower average pricing, which was partly offset by increased volumes due to our acquisition of Island.

         Expenses decreased 6.6% to $570.6 million for the six months ended June 30, 2003 from $611.0 million for the comparable period in 2002. Our expenses for the first six months of 2003 included $19.4 million of charges related to our recently announced cost reduction initiative as well as an insurance recovery of $5.0 million for fixed assets lost at the World Trade Center on September 11, 2001. Our expenses for the first six months of 2002 included a restructuring charge of $57.4 million related to our cost reduction initiatives. The 6.6% decrease is primarily related to the prior year restructuring charge lower compensation and benefits, soft dollar and commission recapture and other expenses offset by higher broker-dealer rebates and depreciation and amortization expense.

         Revenues

         Transaction fee revenue decreased 0.9% to $531.1 million for the six months ended June 30, 2003 from %535.8 million for the comparable period in 2002. The decrease was primarily because of lower average pricing and a decline in our soft dollar revenues and revenues that are subject to commission recapture partly offset by an increase in volume due to the acquisition of Island. Our total net equity transaction fee revenue (a non-GAAP financial measure) declined 18.0% to $316.7 million for the six months ended June 30, 2003 from $386.1 million for the six months ended June 30, 2002 primarily due to our average pricing for U.S. equities decreased 59.6% to $0.0018 in the six months ended June 30, 2003 from $0.0045 for the comparable period in 2002. Our average U.S. equity transaction fee revenue per U.S. share (the equivalent GAAP measure) decreased approximately 48.9% to $0.0032 in the six months ended June 30, 2003 from $0.0063 for the comparable period in 2002. The decline in our average pricing reflects an increase in lower priced broker-dealer volume as a result of both our acquisition of Island and organic growth due to our price reduction and service improvements.

         Our soft dollar revenues and revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 14.5% to $98.7 million for the six months ended June 30, 2003 from $115.3 million for the comparable period in 2002. This change was primarily due to a decrease in our soft dollar service mitigated by expanded use of our commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

         Interest revenue decreased 37.8% to $13.0 million for the six months ended June 30, 2003 from $20.9 million for the comparable period in 2002. This decrease was primarily due to lower cash balances compared to the prior year and a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services.

         Unrealized losses on our investments were $18.8 million for the six months ended June 30, 2003 and $18.9 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, we recorded write-downs of certain investments offset in part by the increase in the carrying value of certain of our investments in non-U.S. exchanges. For the six months ended June 30, 2002, we recorded aggregate write-downs of $11.8 million, in particular, to our investments in WR Hambrecht + Co, TP Group LDC and JapanCross Securities Co. Ltd. In addition, we recognized an unrealized loss of $2.5 million on shares we own in certain non-U.S. stock exchanges.

         Expenses

         Compensation and benefits expense decreased 20.7% to $124.7 million for the six months ended June 30, 2003 from $157.2 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower net revenues. Partly offsetting this decrease was a severance charge of $17.1 million related to headcount reduction as a result of the cost reduction initiative we announced in March 2003. Our total headcount decreased to 1,311 employees as of June 30, 2003 (including 86 employees from Island) from 1,559 employees as of June 30, 2002. Employees have also been given incentives through the issuance of stock options and it is the Company's policy not to reflect an expense for stock options granted to employees.

         Soft dollar and commission recapture expense decreased 14.5% to $98.7 million for the six months ended June 30, 2003 from $115.3 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to a reduced use of our soft dollar services partly offset by expanded use of commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

         Broker-dealer rebates expense increased to $109.1 million for the six months ended June 30, 2003 from $28.8 million for the comparable period in 2002. In March 2002, we began offering commission rebates, which are recorded as an expense to broker-dealers who provide liquidity to our ECNs. Commissions are charged to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity. Island contributed $53.2 million of additional broker-dealer rebate expense for the six months ended June 30, 2003.

         Brokerage, clearing and exchange fees decreased 4.2% to $67.5 million for the six months ended June 30, 2003 from $70.4 million for the comparable period in 2002. Higher transaction volumes were more than offset by lower clearing costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

         Communications and equipment expense was $62.3 million for the six months ended June 30, 2003 and $62.5 million for the six months ended June 30, 2002, comparable to the prior year. The decrease was due to lower core communications, equipment and maintenance costs mitigated by additional charges associated with our migration of clients to a third-party network. We expect this transition to be substantially complete by the end of the third quarter. Island contributed $5.9 million of additional communications and equipment costs in the six months ended June 30, 2003.

         Depreciation and amortization expense increased 28.5% to $47.6 million for the six months ended June 30, 2003 from $37.1 million for the comparable period in 2002. This increase was primarily due to amortization related to intangible assets recorded in connection with our acquisition of Island in September 2002.

         Occupancy expense increased 9.2% to $29.6 million for the six months ended June 30, 2003 from $27.1 million for the comparable period in 2002. This increase was primarily due to a one-time charge of $2.3 million related to consolidation of our office space as part of the cost reduction initiative announced in March 2003, as well as our acquisition of Island, which contributed $2.8 million. Offsetting this increase was the impact of the consolidation of our office space as part of the cost reduction initiative.

         Other expenses decreased 50.0% to $16.3 million for the six months ended June 30, 2003 from $32.5 million for the comparable period in 2002. The decrease was due to a lower bad debt expense and the fact that other expenses in the six months ended June 30, 2002 included a $2.5 million expense for a loan to an investment, which ceased operations. As part of our cost reduction initiatives, travel and office related expenses also decreased.

         Recovery of fixed assets lost at the World Trade Center relates to insurance recovery of losses we incurred in our office at the World Trade Center as a result of the events of September 11, 2001. We recovered $5.0 million from our insurance carrier in the six months ended June 30, 2003.

         Provision for Income Taxes

         Our tax benefit decreased to $5.8 million in the six months ended June 30, 2003 from $19.8 million in the comparable period in 2002 as a result of our decreased loss before income taxes. Our effective income tax rate decreased to 12.8% for the six months ended June 30, 2003 from 27.1% for the comparable period in 2002 primarily due to the ability to realize our losses in our non-U.S. entities and investments.

         Cumulative Effect of Change in Accounting Principle

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

         Cash and cash equivalents, together with assets readily convertible into cash, accounted for 65.8% and 67.7% of our assets as of June 30, 2003 and December 31, 2002, respectively. Cash and cash equivalents increased to $305.1 million as of June 30, 2003 from $275.8 million as of December 31, 2002. Our cash and cash equivalents and securities owned decreased to $587.5 million as of June 30, 2003 from $623.9 million as of December 31, 2002 primarily due to payouts of our seasonal incentive compensation payments to our employees as well as severance payments in connection with our cost reduction initiatives. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

         Capital expenditures for the six months ended June 30, 2003 and 2002 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities. Capital expenditures and investments in new technology were financed primarily through our operations.

         We received $5.0 million for the six months ended June 30, 2003 from our insurance carrier for fixed assets lost at the World Trade Center.

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

         Our aggregate minimum lease commitments after 2008 primarily relate to our 20 year lease for our headquarters in New York. We anticipate that we will meet our 2003 capital expenditure needs from our operating cash flows.

         As of June 30, 2003, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of June 30, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of June 30, 2003, we had access to $81.9 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. During the quarter our lender reviewed our credit facility usage and reduced them accordingly. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of June 30, 2003, there was $9.3 million outstanding under these credit lines.

         Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2003, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had regulatory net capital of $92.4 million, which was $85.7 million in excess of its required net capital of $6.7 million.

         We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers' needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $494.4 million and $608.5 million as collateral for securities borrowed as of June 30, 2003 and December 31, 2002, respectively. We also received $486.3 million and $453.3 million as collateral for securities loaned as of June 30, 2003 and December 31, 2002, respectively.

         Included in commissions and other receivables is approximately $29.5 million from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C. of which we have commenced arbitration proceedings before the NASD for approximately $14.1 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

         In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of June 30, 2003, these funds amounted to $189.5 million.

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

INTEREST RATE RISK

         We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following:

                                                                                  BALANCE              BALANCE
                                                                                  JUNE 30,           DECEMBER 31,
                                                                                   2003                  2002
                                                                                   ----                  ----
         U.S. government and federal agency obligations                             $3.8                $ 10.9
         Municipal bonds                                                           139.8                 157.7
         Corporate bonds                                                            59.6                  91.9
         Foreign sovereign obligations                                              38.3                  58.1
                                                                                  ------               -------
              Total                                                               $241.5               $ 318.6
                                                                                  ======               =======

         These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of June 30, 2003 and December 31, 2002, the fair value of the portfolio would have declined by $1.6 million and $1.5 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

         In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $305.1 million and $275.8 million as of June 30, 2003 and December 31, 2002, respectively. We also had short-term borrowings of $9.4 million and $27.3 million as of June 30, 2003 and December 31, 2002, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

         The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

                                                                                 BALANCE                BALANCE
                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   2003                  2002
                                                                                   ----                  ----
         British pound                                                             $27.2                 $52.7
         Euros                                                                      26.1                  18.1
         Japanese yen                                                                8.4                   8.4
         Canadian dollar                                                             7.4                   7.2
         Hong Kong dollar                                                              -                   1.0
                                                                                   -----                 -----
            Total                                                                  $69.1                 $87.4
                                                                                   =====                 =====

         Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $6.3 million and $7.9 million as of June 30, 2003 and December 31, 2002, respectively.

         A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 16.6% and 20.8% of our revenues for the three months ended June 30, 2003 and 2002, respectively, and 16.8% and 19.9% of our revenue for the six months ended June 30, 2003 and 2003, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk -- not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $4.6, $5.6, $8.9 and $10.6 million for the three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002, respectively.

EQUITY PRICE RISK

         As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of June 30, 2003, we owned marketable securities of the London and Euronext stock exchanges as a result of their demutualizations and we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $3.1 million and $2.9 million as of June 30, 2003 and December 31, 2002, respectively.

CREDIT RISK ON UNSETTLED TRADES

         We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. Over the last three years, our loss from transactions in which a party refused or was unable to settle and other credit losses has been immaterial.

         We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. Over the last three years, our loss from a counterparty refusing to pay or being unable to settle with us has been immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

         As of the end of the quarter ended June 30, 2003, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2003 the disclosure controls and procedures were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

         For a description of our previously reported legal and administrative proceedings, see "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material developments with respect to the legal and administrative proceedings.

Item 2. Changes in Securities and Use of Proceeds

         None.


Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 14, 2003.

The following individuals were nominated and elected to serve as directors:

                             Thomas H. Glocer, C. Kevin Landry and John C. Bogle

The stockholders voted as follows on the following matters:

         1. Election of Directors. The voting results for each nominee were as follows:


NAME                         VOTES FOR                 VOTES WITHHELD
Thomas H. Glocer             296,446,615               3,919,427
C. Kevin Landry              300,099,478                 266,564
John C. Bogle                299,639,580                 726,462


         2. The reappointment of the Company's independent auditors was approved by a count of 300,198,916 votes for, 156,030 votes against and 11,096 votes abstaining.

Item 5. Other Information

         On May 30, 2003, Jean-Marc Bouhelier resigned as Chief Operating Officer of Instinet. Also, on June 27, 2003, William Sterling resigned as President and Chief Technology Officer of the Island ECN and Senior Vice President of Instinet's Broker Dealer Execution and Clearing Group. Alexander Goor, Executive Vice President for Strategic Planning, will lead Instinet's ATS/ECN initiative which includes the Instinet ECN, the Island ECN and Instinet Clearing Services, Inc. We have also created an interim Office of the President, which consists of Edward J. Nicoll, Chief Executive Officer of Instinet, Michael Plunkett, formerly the Managing Director of the Hedge Fund group, and Natan Tiefenbrun, formerly the Managing Director of the Quantitative Passive group, to lead our value-added brokerage initiative.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Exhibit Number                    Description ------
                          -----------
  3.1                     Amended and Restated Certificate of Incorporation of
                          Instinet Group Incorporated (Incorporated by reference
                          to Exhibit 3.1 to the Registrant's Current Report on
                          Form 8-K as filed with the Commission on September 23,
                          2002).

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

 10.1*                    Global Solutions Agreement dated as of effective March
                          19, 2003, between Instinet Group Inc. and Reuters
                          Limited.

 10.2*                    Settlement, Release, Covenant Not To Sue, Waiver and
                          Non-Disclosure Agreement between Instinet Group
                          Incorporated and Jean-Marc Bouhelier dated May 30,
                          2003.

 10.3*                    Settlement, Release, Covenant Not To Sue, Waiver and
                          Non-Disclosure Agreement between Instinet Group
                          Incorporated and William J. Sterling dated June 27,
                          2003.

   31*                    Certificates of Chief Executive Officer and Chief
                          Financial Officer pursuant to Securities Exchange Act
                          Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002 dated
                          August 1, 2003.

  32*                     Certificate of Chief Executive Officer and Chief
                          Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 1, 2003.

---------------
* Filed herewith.

         (b) The following reports on Form 8-K were filed or furnished for the last quarter covered by this report, and subsequently through August 8, 2003:

Date of Report     Item Number         Financial Statements Required to be Filed
---------------    ------------------  -----------------------------------------
April 22, 2003     Items 7 & 12         No
June 2, 2003       Items 5 & 7          No
June 27, 2003      Items 5 & 7          No
July 21, 2003      Item 12              No

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003



                                          INSTINET GROUP INCORPORATED

                                          By: /s/ JOHN F. FAY
                                          --------------------------------------
                                          Name:  John F. Fay

                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                    Description
------                    -----------
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

 10.1*                    Global Solutions Agreement dated as of effective March 19, 2003, between
                          Instinet Group Inc. and Reuters Limited.

 10.2*                    Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement
                          between Instinet Group Incorporated and Jean-Marc Bouhelier dated May 30,
                          2003.

 10.3*                    Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement
                          between Instinet Group Incorporated and William J. Sterling dated June 27,
                          2003.

   31*                    Certificates of Chief Executive Officer and Chief
                          Financial Officer pursuant to Securities Exchange Act
                          Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002 dated
                          August 1, 2003.

   32*                    Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 1, 2003.

---------------
* Filed herewith.