Form 10-Q
period 2003-09-30
INSTINET GROUP INC
filed 2003-11-14
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-32717

Instinet Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4134098 (I.R.S. Employer Identification No.)

3 Times Square, New York, NY (Address of Principal Executive Offices)	10036 (Zip Code)

(212) 310-9500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes ☒     No ☐

     As of November 7, 2003 there were 330,966,188 share of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2003

Unless otherwise indicated or the context otherwise requires, references to the “company,” “we,” “us,” and “our” mean Instinet Group Incorporated and its subsidiaries.

Forward-Looking Statements

We have made forward-looking statements in this report on Form 10-Q that are based on our management’s beliefs and assumptions and on information currently available to our management. From time to time, we may also include oral or written forward-looking statements in other materials released to the public. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or “might” or other similar expressions. The forward-looking statements contained in this report speak only as of the date hereof, and we do not undertake any obligation to update any of them publicly in light of new information or future events.

Forward-looking statements involve significant risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed or suggested in forward-looking statements, including those discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” and under the caption “Certain Factors that May Affect Our Business” in our Annual Report on Form 10-K.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Instinet Group Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002

REVENUE
Transaction fees	$268,210	$263,917	$799,343	$799,731
Interest	4,931	10,699	17,929	31,591
Investments	(667)	(20,336)	(19,504)	(39,231)

Total revenues	272,474	254,280	797,768	792,091
EXPENSES
Compensation and benefits	51,450	63,809	176,183	221,016
Soft dollar and commission recapture	54,894	51,824	153,556	167,153
Broker-dealer rebates	53,552	39,004	162,602	67,798
Brokerage, clearing and exchange fees	35,553	42,079	103,024	112,527
Communications and equipment	24,917	26,620	87,254	89,116
Depreciation and amortization	22,408	16,712	70,016	53,765
Occupancy	12,567	12,223	42,200	39,370
Professional fees	5,739	5,110	19,305	16,774
Marketing and business development	2,958	2,451	9,219	13,338
Other	5,728	9,899	21,995	42,425
Restructuring	—	955	—	58,395
Goodwill impairment	—	551,991	—	551,991
Insurance recovery	(2,989)	—	(7,989)	—

Total expenses	266,777	822,677	837,365	1,433,668

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,697	(568,397)	(39,597)	(641,577)
Income tax provision (benefit)	1,652	(39,958)	(4,123)	(59,778)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	4,045	(528,439)	(35,474)	(581,799)
Discontinued operations:
Loss from operations of fixed income business	—	—	—	(33,356)
Income tax benefit	—	—	—	10,770

Income (loss) before cumulative effect of change in accounting principle	4,045	(528,439)	(35,474)	(604,385)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(18,642)

Net income (loss)	$4,045	$(528,439)	$(35,474)	$(623,027)

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED
Income (loss) from continuing operations	$0.01	$(2.05)	$(0.11)	$(2.31)
Discontinued operations:
Loss from operations of fixed income business	—	—	—	(0.13)
Income tax benefit	—	—	—	0.04

Income (loss) before cumulative effect of change in accounting principle	0.01	(2.05)	(0.11)	(2.40)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.07)

Net income (loss) per share	$0.01	$(2.05)	$(0.11)	$(2.47)

Weighted average shares outstanding – basic	330,893	258,206	330,833	251,865
Weighted average shares outstanding – diluted	332,289	258,206	330,833	251,865

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$320,347	$275,837
Securities segregated under federal regulations	197,900	251,775
Securities owned, at market value	321,068	348,051
Securities borrowed	462,834	608,475
Receivable from broker-dealers	288,905	159,695
Receivable from customers	146,313	56,257
Commissions and other receivable, net	101,247	85,296
Receivable from affiliates, net	—	3,216
Investments	19,499	41,837
Fixed assets and leasehold improvements, net	136,811	176,775
Deferred tax assets, net	70,415	70,223
Intangible assets, net	109,116	127,993
Other assets	74,237	77,465

Total assets	$2,248,692	$2,282,895

LIABILITIES
Short-term borrowings	$4,272	$27,279
Securities loaned	413,237	453,251
Payable to broker-dealers	150,659	115,565
Payable to customers	393,135	278,569
Taxes payable	25,216	19,943
Payable to Reuters	2,041	1,616
Accrued compensation	37,705	90,279
Accounts payable, accrued expenses and other liabilities	230,042	272,859

Total liabilities	1,256,307	1,259,361

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 950,000 shares authorized, 331,006 and 330,920 issued as of September 30, 2003 and December 31, 2002, respectively, and 330,965 and 330,714 outstanding as of September 30, 2003 and December 31, 2002, respectively	3,310	3,309
Additional paid-in capital	1,661,202	1,661,118
Accumulated deficit	(696,588)	(661,114)
Treasury stock, at cost; 41 and 206 shares as of September 30, 2003 and December 31, 2002, respectively	(97)	(1,270)
Accumulated other comprehensive income	25,059	23,235
Unearned compensation	(501)	(1,744)

Total stockholders’ equity	992,385	1,023,534

Total liabilities and stockholders’ equity	$2,248,692	$2,282,895

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(35,474)	$(623,027)
Adjustments to reconcile net loss to cash provided by operating activities:
Unrealized loss on investments	19,258	32,589
Write off of fixed assets	2,083	4,513
Insurance recovery	(7,989)	—
Goodwill impairment write-down	—	571,037
Depreciation and amortization	70,016	53,765
Deferred tax assets, net	(192)	2,781
Stock based compensation	2,416	3,455
Changes in operating assets and liabilities:
Securities segregated under federal regulation	53,875	7,542
Securities borrowed, net of securities loaned	105,627	155,893
Net receivables from broker-dealers	(94,116)	(19,478)
Net payables to customers	24,510	(63,216)
Net receivables from affiliates	3,216	(12,671)
Receivables and other assets	(12,723)	26,523
Payables and other liabilities	(88,547)	(119,077)

Net cash provided by operating activities	41,960	20,629

Cash flows from investing activities
Securities sold, net of securities purchased	26,983	(54,722)
Purchase of fixed assets and leasehold improvements	(13,258)	(26,716)
Sale (purchase) of investments	3,080	(4,000)
Proceeds from insurance recovery	7,989	—
Acquisitions of businesses, net of assets acquired and liabilities assumed	—	25,951

Net cash provided by (used in) investing activities	24,794	(59,487)

Cash flows from financing activities
Short-term borrowings, net	(23,007)	(25,482)
Purchase of treasury stock	(1,146)	(1,413)
Issuance of common stock	85	—

Net cash used in financing activities	(24,068)	(26,895)
Effect of exchange rate differences	1,824	13,382

Increase (decrease) in cash and cash equivalents	44,510	(52,371)
Cash and cash equivalents, beginning of period	275,837	703,678

Cash and cash equivalents, end of period	$320,347	$651,307

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the “Company” or “Instinet”) is a Delaware holding company, which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company also operates an alternative trading system business consisting of the Instinet and Island ECNs and their clearing broker, Instinet Clearing Services.

     In the second quarter of 2003, the Company began formulating a business restructuring plan that includes separating the Company’s management and business operations into two distinct business lines: 1) Instinet, the Institutional Broker, our value-added brokerage, which includes services we provide to the Company’s non-broker-dealer institutional customers as well as Lynch, Jones & Ryan, the Company’s commission recapture subsidiary and 2) the ECN or alternative trading system (“ATS”), which will be known as “INET.” During the quarter, we continued to make progress on this plan. The aim of this restructuring is to have each business pursue its own distinct interests, add strategic clarity to each business and allow better identification of the costs of each business.

     The Company is approximately 63% owned by subsidiaries of Reuters Group PLC (“Reuters”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock and treasury stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to treasury stock for which future service is required as a condition to the delivery of the underlying common stock. The dilutive effect is included in the calculation of weighted average shares for periods that we have net income.

The computations of basic and diluted EPS are set forth below:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002

Numerator for basic and diluted EPS earnings available to common shareholders	$4,045	$(528,439)	$(35,474)	$(623,027)

Denominator for basic EPS - weighted average number of common shares	330,893	258,206	330,833	251,865
Effect of dilutive securities
Tresury stock	41	—	—	—
Stock options	1,355	—	—	—

Dilutive potential common shares	1,396	—	—	—

Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	332,289	258,206	330,833	251,865

Basic EPS	$0.01	$(2.05)	$(0.11)	$(2.47)
Diluted EPS	0.01	(2.05)	(0.11)	(2.47)

SOFT DOLLAR AND COMMISSION RECAPTURE

     Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products for customers as well as payments made as part of the Company’s commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

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

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

     Had the Company recognized compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted, the Company’s pro forma net income (loss) and EPS would have been as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$4,045	$(528,439)	$(35,474)	$(623,027)
Add: Stock based employee compensation expense included in net loss, net of related tax benefit	970	291	1,546	2,211
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(6,113)	(8,362)	(21,753)	(19,427)

Pro forma net loss	$(1,097)	$(536,510)	$(55,681)	$(640,242)

Pro forma net loss per share - basic & diluted	$0.00	$(2.08)	$(0.17)	$(2.54)

     The Company granted approximately 10,002 stock options during the nine months ended September 30, 2003. These options generally vest over service periods of three to four years.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

SECURITIES OWNED

     Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	September 30,	December 31,
	2003	2002

Municipal bonds	$194,336	$157,683
Corporate bonds	50,774	91,909
Foreign sovereign obligations	44,724	58,146
Shares of stock exchanges	29,414	29,246
U.S. government and federal agency obligations	1,753	10,867
Other	67	200

Total	$321,068	$348,051

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

RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

     Receivable from customers are primarily comprised of institutional debit balances and payable to customers represent free credit balances in customer accounts.

COMMISSIONS AND OTHER RECEIVABLES, NET

     Commissions and other receivables are reported net of a provision for doubtful accounts of $26,494 and $22,002 as of September 30, 2003 and December 31, 2002, respectively.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

     As of September, 30, 2003, included in commissions and other receivables is approximately $31,143 from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C of which approximately $17,233 is under dispute. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

     On October 21, 2003, the Company was granted a motion for summary judgment with respect to The Island ECN, Inc. v. B-Trade Services LLC claim, resulting in an award of $1,979 (which includes interest), plus taxable costs and fees (see Note 12).

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Transactions involving purchases of securities under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted resale amounts plus accrued interest. It is the Company’s policy to take possession of securities with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Company’s policy to value collateral daily and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive (loss) income on the Consolidated Statements of Financial Condition.

DERIVATIVES

     The Company may enter into forward foreign currency contracts to facilitate customers’ settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are entered into with third parties and with terms generally identical to its customers’ transactions, thereby mitigating exposure to currency risk. Forward foreign currency contracts generally do not extend beyond 14 days and realized and unrealized gains and losses resulting from these transactions are recognized in the Consolidated Statements of Operations as transaction fees in the period they are incurred. These activities have not resulted in a material impact to the Company’s operations to date.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

TREASURY STOCK

     The Company’s purchases of shares of its own common stock are recorded as treasury stock under the cost method and are shown as a reduction to stockholders’ equity on the Consolidated Statements of Financial Condition.

RESTRUCTURING

     The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 146, which the Company adopted January 1, 2003, eliminates the future use of EITF 94-3 for restructuring initiatives. The adoption of SFAS No. 146 has not had a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 3. INVESTMENTS

     The Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The carrying value of the Company’s investments is as follows:

	September 30,	December 31,
	2003	2002

Archipelago Holdings LLC	$10,000	$15,000
The Nasdaq Stock Market, Inc.	7,499	14,792
Tradeware S.A.	—	3,254
TP Group LDC	—	2,695
JapanCross Securities Co. Ltd.	—	2,096
Starmine Corporation	2,000	2,000
e-Xchange Advantage Corporation	—	2,000

Total	$19,499	$41,837

NOTE 4. COLLATERAL ARRANGEMENTS

     As of September 30, 2003 and December 31, 2002, the fair value of collateral held by the Company that can be sold or repledged totaled $614,429 and $777,286, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $604,302 and $699,037 had been sold or repledged generally to cover short sales or effect deliveries of securities as of September 30, 2003 and December 31, 2002, respectively. In addition, securities in customer accounts with a fair value of $85,579 and $47,549 could be sold or repledged by the Company as of September 30, 2003 and December 31, 2002, respectively.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 5. NET CAPITAL REQUIREMENTS

     The Company’s U.S. broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. As of September 30, 2003 and December 31, 2002, Instinet Clearing Services, Inc., which is the counterparty to each of the customer transactions in U.S. securities executed through Instinet Corporation, had net capital of $99,186 and $163,084, which was $91,424 and $160,179 in excess of its required net capital of $7,762 and $2,905, respectively. Certain other U.S. broker-dealer subsidiaries of the Company are also subject to capital adequacy requirements and were in compliance with their respective requirements.

     The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2003 and December 31, 2002, these subsidiaries had met their local capital adequacy requirements.

NOTE 6. INTANGIBLE ASSETS

     Information regarding the Company’s identifiable intangible assets is as follows:

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Technology	$122,984	$(27,868)	$95,116	$122,984	$(14,691)	$108,293
Customer relationships	15,500	(3,100)	12,400	15,500	(775)	14,725
Trade name	4,800	(3,200)	1,600	4,800	(800)	4,000
Non-compete agreements	1,300	(1,300)	—	1,300	(325)	975

Total	$144,584	$(35,468)	$109,116	$144,584	$(16,591)	$127,993

     Intangible assets arose in connection with the Company’s acquisitions of ProTrader Securities LP in October 2001 and Island Holding Company, the parent company of the Island ECN, Inc. (collectively, “Island”) in September 2002. The intangible assets are amortized on a straight-line basis over their respective estimated useful lives of up to 7 years.

     Amortization expense was $6,292 and $2,898 for the three months ended September 30, 2003 and 2002, respectively, and $18,877 and $7,940 for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for each of the next 5 years is as follows:

Year Ending December 31, 2004	$21,390
Year Ending December 31, 2005	$20,670
Year Ending December 31, 2006	$20,670
Year Ending December 31, 2007	$19,817
Year Ending December 31, 2008	$15,211

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, management believes, after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the Company.

NOTE 8. COMPREHENSIVE LOSS

     Comprehensive loss includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$4,045	$(528,439)	$(35,474)	$(623,027)
Changes in other comprehensive loss
Foreign currency translation adjustment	(6,331)	572	1,824	13,382

Total comprehensive loss, net of tax	$(2,286)	$(527,867)	$(33,650)	$(609,645)

NOTE 9. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value.

     During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader Group, LP (“ProTrader”) and Montag Pöpper & Partner GmbH (“Montag”) acquisitions. For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill. In May 2002, the Company closed its fixed income trading platform. Due to a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. Therefore, the Company’s goodwill related to its acquisition of Montag, a fixed income broker-dealer, was impaired and the Company recorded an impairment loss of $3,296, the remaining carrying value of its goodwill.

     The Company recorded goodwill impairment, net of taxes, of $18,642 or $0.07 a share, for the nine months ended September 30, 2002 as a change in accounting principle.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 10. RESTRUCTURING

     The Company has initiated several cost reduction programs, which have resulted in restructuring charges. Information regarding the Company’s restructuring charges follows:

     In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure. During the year ended December 31, 2001, the Company incurred a charge of $24,400 and this restructuring was substantially complete during 2003.

     In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. As of September 30, 2003, the Company carried a liability of $8,994 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31,		September 30,
	2002	Payments	2003

Workforce reductions	$14,870	$(9,445)	$5,425
Office closures/consolidations	14,673	(11,104)	3,569

Total	$29,543	$(20,549)	$8,994

     The Company expects to pay a significant portion of the liability by December 31, 2003.

     In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of September 30, 2003, the Company carried a liability of $23,120 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

	December 31,		September 30,
	2002	Payments	2003

Workforce reductions	$19,496	$(18,669)	$827
Office closures/consolidations	31,213	(8,920)	22,293

Total	$50,709	$(27,589)	$23,120

     The Company expects to pay approximately $1,000 to $3,000 of the remaining liability by December 31, 2003.

NOTE 11. DISCONTINUED OPERATIONS

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

Nine Months Ended

September 30, 2002

Loss from discontinued operations:
Loss from operation of fixed income business	$(33,356)
Income tax benefit	10,770

Net loss from discontinued operations	$(22,586)

Loss per share - basic and diluted
Loss from operation of fixed income business	$(0.13)
Income tax benefit	0.04

Net loss from discontinued operations	$(0.09)

     The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002. The Company has substantially paid this liability.

NOTE 12. SUBSEQUENT EVENTS

LEGAL PROCEEDINGS

     On October 21, 2003, the Company was notified that its motion for summary judgment had been granted by the panel in The Island ECN, Inc. v. B-Trade Services LLC. As part of that decision, the arbitration panel (i) sustained Island’s claims against B-Trade in their entirety resulting in an award to Island of $1,979 (which includes interest), plus taxable costs and fees, and (ii) dismissed B-Trade’s defenses and counter-claims against Island. This panel’s ruling completely resolves this matter in Island’s favor. Island’s claims against Archipelago L.L.C. and REDIBook ECN L.L.C. (and the respective counter-claims) are still pending in arbitration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Environment

     U.S. equity market volumes decreased during the third quarter of 2003 with Nasdaq share volume, a primary driver of our business, down 2% over the second quarter of 2003 and flat from the third quarter of 2002. Outside of the U.S., market conditions improved during the third quarter of 2003 over the second quarter of 2003 with international market consideration, or total trading value, increasing approximately 16% due primarily to a rebound in Asian markets. International market consideration also increased approximately 19% compared to the third quarter of 2002.

     Although our gross transaction fee revenues of $272.5 million for the third quarter of 2003 increased from $254.3 million in the comparable period in 2002, much of this gain was offset by an increase to $53.6 million from $39.0 million in broker-dealer rebate expense. Our average pricing for U.S. equities has leveled off the past several quarters but has decreased significantly this quarter compared to the comparable period in 2002. We believe this decrease is due primarily to reductions in our broker-dealer pricing during 2002 as well as an increase in lower priced broker-dealer volume as a percentage of total volume resulting primarily from our acquisition of Island effective September 20, 2002.

Strategic Developments

     In the second quarter of 2003, we began formulating a business restructuring plan that includes separating our management and business operations into two distinct business lines: 1) Instinet, the Institutional Broker, our value-added brokerage, which includes services we provide to our non-broker-dealer institutional customers as well as Lynch, Jones & Ryan, our commission recapture subsidiary and 2) the ECN or alternative trading system (“ATS”), which will be known as “INET.” During the quarter, we continued to make progress on our plan. The aim of this restructuring is to have each business pursue its own distinct interests, add strategic clarity to each business and allow better identification of the costs of each business.

     Our value-added broker serves institutions around the world. Its products and services are designed to improve both the trading efficacy and investment performance of our clients. Instinet, the Institutional Broker, plans to release to clients before year-end two key brokerage products for U.S. equity trading: Continuous Block Crossing, or CBX, and Proactive SmartRouter. CBX is a block-matching system with minimum order and trade-size parameters and penny price increments to better facilitate block trading. Proactive SmartRouter will enable clients, in addition to routing marketable orders to the best available execution option, to post orders in more than one venue at the same time.

     Our ATS business is currently made up of two ATS’s — the Instinet ECN and the Island ECN, and their clearing broker, Instinet Clearing Services, Inc. We are in the process of integrating these two pools of liquidity into one single ATS, to be called “INET.” We expect that INET will be one of the largest liquidity pools in Nasdaq-listed equities and it will operate based on the Island technology platform. INET will also provide its clients with access to other U.S. trading venues utilizing Instinet’s SmartRouter technology.

     Additionally, we recently announced plans for INET to display its best bid and offer price in Nasdaq’s SuperMontage. INET will begin displaying orders on SuperMontage in January following the consolidation of the Island ECN and Instinet ECN.

     As a result of the business restructuring, we expect to record a restructuring charge in the fourth quarter of 2003 or concurrent with the implementation of the restructuring plan. Upon completion of the business restructuring, we currently anticipate we will provide separate financial disclosures for the VAB and the ATS as established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the first quarter of 2004.

Pricing Change

     We recently announced that our two ECNs would offer a 25% price reduction for routing orders in over-the-counter securities to other trading venues through Instinet’s SmartRouter. Further, retroactive to October 1, 2003 and effective through the end of this year, the price was reduced by an additional 12% for a 37% reduction overall.

Market Share and Market Volumes

     During the three months ended September 30, 2003, trading volumes in the U.S. markets decreased to 231.8 billion shares from 239.1 billion for the comparable period in 2002. Total Nasdaq-listed share volume was 110.7 billion shares in the three months ended September 30, 2003, level compared to 110.2 billion shares in the comparable period in 2002. U.S. exchange-listed share volume was 121.1 billion shares in the three months ended September 30, 2003, down from 128.9 billion shares for the comparable period in 2002.

     Our overall market share increased to 14.7% or 34.2 billion of total U.S. market share volume, which comprised 26.5% or 29.3 billion of Nasdaq share volume, and 4.0% or 4.8 billion of U.S. exchange-listed share volume, in the three months ended September 30, 2003. In the comparable 2002 period, our overall market share was 11.1% or 26.5 billion of total U.S. market share volume, which comprised 20.0% or 22.6 billion of Nasdaq share volume, and 3.0% or 3.9 billion of U.S. exchange-listed share volume. We believe our market share in Nasdaq-listed stocks and share volume has increased significantly since the third quarter of 2002, due to our acquisition of Island in September 2002. However, our overall market share decreased from 15.5% in the three months ended June 30, 2003 primarily due to lower Nasdaq share volume.

Non-GAAP Financial Measurements

     In evaluating our financial performance and results of operations, management reviews certain financial measures that are not in accordance with generally accepted accounting principles in the United States (“non-GAAP”). Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. Management uses non-GAAP financial measures in evaluating our operating performance. In light of the use by management of these non-GAAP measurements to assess our operational performance, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. These non-GAAP financial measures should be considered in context with our GAAP results.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Total
Transaction fee revenue, as reported	$268,210	$263,917	$799,343	$799,731
Less: non equity related transaction fee revenue	(4,094)	(2,473)	(10,811)	(8,020)
Less: soft dollar revenues and commission recapture expenses	(54,894)	(51,824)	(153,556)	(167,153)
Less: broker-dealer rebates	(53,552)	(39,004)	(162,602)	(67,798)

Net equity transaction fee revenue	$155,670	$170,616	$472,374	$556,760

U.S
Transaction fee revenue from U.S. equities	$225,962	$208,388	$667,869	$637,757
Less: non equity related transaction fee revenue	(4,094)	(2,473)	(10,811)	(8,020)
Less: soft dollar revenues and commission recapture expenses from U.S. equities	(41,819)	(36,790)	(110,114)	(124,833)
Less: broker-dealer rebates	(53,552)	(39,004)	(162,602)	(67,798)

Net equity transaction fee revenue from U.S. equities	$126,497	$130,121	$384,342	$437,106

U.S. revenue per share
Average U.S. equity transaction fee revenue (per share, per side)	$0.0033	$0.0039	$0.0032	$0.0052
Less: non equity related transaction fee revenue	(0.0001)	(0.0001)	$(0.0001)	$(0.0001)
Less: soft dollar revenues and commission recapture expenses from U.S. equities	(0.0006)	(0.0007)	$(0.0005)	$(0.0010)
Less: broker-dealer rebates	(0.0008)	(0.0007)	$(0.0008)	$(0.0006)

Average U.S. equity net transaction fee revenue (per share, per side)	$0.0018	$0.0024	$0.0018	$0.0035

Non-U.S
Transaction fee revenue from non-U.S. equities	$42,248	$55,529	$131,474	$161,974
Less: soft dollar revenues and commission recapture expenses from non-U.S. equities	(13,075)	(15,034)	(43,442)	(42,320)

Net equity transaction fee revenue from non-U.S. equities	$29,173	$40,495	$88,032	$119,654

Critical Accounting Policies

     Our accounting policy related to our strategic alliances and long term investments (“investments”) is a critical accounting policy that requires us to make estimates and use judgments that could affect our results.

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

     During the nine months ended September 30, 2003, we wrote down our investments in TP Group LDC, Archipelago Holding LLC, The Nasdaq Stock Market, Inc., Tradeware S.A., JapanCross Securities Co. Ltd. and e-Xchange Advantage Corporation by an aggregate $22.3 million, based upon management’s best judgment of each investment’s respective fair market value. For the nine months ended September 30, 2002, we wrote down our investments in Archipelago Holding LLC, WR Hambrecht & Co., TP Group LDC, Tradeware S.A., JapanCross Securities Co. Ltd., Vencast, Inc. and Knight Roundtable Europe Ltd. by an aggregate $33.3 million, based upon management’s best judgment of each investment’s respective fair market value.

KEY STATISTICAL INFORMATION

The following table presents key transaction volume information as well as certain other operating information.

CONSOLIDATED STATISTICAL DATA

	Three Months Ended		Nine Months Ended

	September 30, (5)		September 30, (5)
	2003	2002	2003	2002

Total U.S. equity share volume (millions) 1, 2	231,762	239,100	675,901	675,926
Instinet’s U.S. equity share volume (millions) 1, 2	34,168	26,471	102,774	60,852
Instinet’s share of total U.S. equity share volume 1, 2	14.7%	11.1%	15.2%	9.0%

Total Nasdaq-listed equity share volume (millions) 2	110,672	110,195	312,211	335,738
Instinet’s Nasdaq-listed equity share volume (millions) 2	29,345	22,569	87,682	50,761
Instinet’s share of total Nasdaq-listed equity share volume 2	26.5%	20.5%	28.1%	15.1%

Total U.S. exchange-listed equity share volume (millions) 2	121,091	128,905	363,690	340,188
Instinet’s U.S. exchange-listed equity share volume (millions) 2	4,823	3,902	15,092	10,091
Instinet’s share of total U.S. exchange-listed equity share volume 2	4.0%	3.0%	4.1%	3.0%

Instinet’s U.S. equity transaction volume (thousands)	74,634	37,789	218,555	83,742
Instinet’s non-U.S. equity transaction volume (thousands)	1,320	2,376	5,028	6,288

Instinet’s total equity transaction volume (thousands)	75,954	40,165	223,583	90,030

Instinet’s average U.S. equity transaction size (shares per transaction)	458	700	470	737
Instinet’s average equity transactions per day (thousands)	1,166	628	1,174	466

Transaction fees from U.S. equities (thousands)	$225,962	$208,388	$667,869	$637,757
Transaction fees from non-U.S. equities (thousands)	42,248	55,529	131,474	161,974

Total equity transaction fees (thousands)	$268,210	$263,917	$799,343	$799,731

Net transaction fees from U.S. equities (thousands) (non-GAAP financial measure) 3	$126,497	$130,121	$384,342	$437,106
Net transaction fees from non-U.S. equities (thousands) (non-GAAP financial measure) 3	29,173	40,495	88,032	119,654

Total net equity transaction fees (thousands) (non-GAAP financial measure) 3	$155,670	$170,616	$472,374	$556,760

Instinet’s average equity transaction fee revenue per share 4	$0.0033	$0.0039	$0.0032	$0.0052
Instinet’s average net equity transaction fee revenue per share (non-GAAP financial measure) 3,4	$0.0018	$0.0024	$0.0018	$0.0035

(1)	U.S. shares consist of shares of U.S exchange-listed and Nasdaq-listed stocks.

(2)	For a description of how we calculate our share volumes, see – “Nasdaq Volume Calculations” and “Calculation of Instinet ATS and Island ATS Volume Combined Volumes” in our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses and broker-dealer rebates from the related equity transaction fees. GAAP requires us to add our soft dollar and commission recapture expense and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenue. See “Non-GAAP Financial Measurements.”

(4)	Average transaction fee revenue is calculated by dividing transacting fee revenue for the buy and sell side of each transaction by total share volume.

(5)	Represents Instinet Group Incorporated volume from all sources, including the Island ECN subsequent to September 20, 2002 and Instinet Corporation.

The following table presents customer operating data and market share that reflects our planned reorganization of the company into two separate business lines.

CUSTOMER OPERATING DATA (1)

	Q 3	Q 2	Q 1	Q 4	Q 3	Q 2	Q 1

	2003	2003	2003	2002	2002	2002	2002

Instinet, the Institutional Broker
A. US Equities
Average daily volume (million shares)	91	87	83	85	88	90	100
Amount charged to client per share (2)	$0.0148	$0.0144	$0.0141	$0.0150	$0.0154	$0.0168	$0.0176

B. Non-US Equities
Average daily consideration (millions) (3)	$649	$666	$783	$751	$936	$874	$940
Average basis points charged to client per consideration traded (3)	6.2	5.7	5.1	5.5	5.6	5.8	5.9

INET ATS
Matched average daily volume (4)
NASDAQ-listed equity share volume (million shares)	389	444	380	450	313	208	155
Share of total market	22.5%	24.8%	26.1%	27.4%	18.2%	11.4%	8.5%

U.S. exchange-listed equity share volume (million shares)	40	45	48	47	17	6	8
Share of total market	2.1%	2.2%	2.5%	2.4%	0.8%	0.4%	0.5%

U.S. total equity share volume (million shares) (5)	429	489	428	497	330	214	163
Share of total market	11.9%	12.8%	12.8%	13.9%	8.8%	6.1%	4.6%

(1)	For a description of how we calculate our share volumes, see – “Nasdaq Volume Calculations” and “Calculation of Instinet ATS and Island ATS Volume Combined Volumes” in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	Net of soft dollar and commission recapture expenses and broker-dealer rebates.

(3)	Commissions on European and Asian transactions are calculated as a percentage (i.e., basis points) of the total value (i.e., consideration of the transaction) (price times number of shares).

(4)	Matched volume reflects transactions where the buyer and seller are matched on our ATSs.

(5)	U.S. shares consist of shares of exchange-listed and Nasdaq-listed stocks.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002

Overview

     Our net income was $4.0 million in the three months ended September 30, 2003 compared to a net loss $528.4 million for the comparable period in 2002. Our revenues increased 7.2% to $272.4 million for the three months ended September 30, 2003 from $254.3 million for the comparable period in 2002 primarily due to decreases in investment losses partially offset by lower interest revenue. Our share volume traded increased 29.1% for the three months ended September 30, 2003 from the comparable period in 2002 due to our acquisition of Island but the impact was partially offset by lower average pricing. Expenses decreased to $266.8 million for the three months ended September 30, 2003 from $822.7 million for the comparable period in 2002. Our expenses for the three months ended September 30, 2003 included an insurance recovery of $3.0 million for fixed assets lost at the World Trade Center on September 11, 2001. Our expenses for the three months ended September 30, 2002 included a goodwill impairment write-down of $552.0 million and a restructuring charge of $1.0 million related to our cost reduction initiatives. The overall decrease in expenses was primarily related to the comparable prior period’s goodwill impairment write-down, as well as our cost reductions efforts, partially offset by the acquisition of Island.

Revenues

     Transaction fee revenue increased 1.6% to $268.2 million for the three months ended September 30, 2003 from $263.9 million for the three months ended September 30, 2002. The increase was primarily due to an increase in volume, which reflects a full three months of Island’s activity in the current quarter compared to the prior year’s quarter which only included seven trading days of Island activity and was partially offset by lower average pricing. Our total net equity transaction fee revenue (a non-GAAP financial measure) declined 8.8% to $155.7 million for the three months ended September 30, 2003 from $170.6 million for the three months ended September 30, 2002 primarily due to a decrease in our average pricing for U.S. equities and a decline in non-U.S. volume traded. Our average net U.S. equity transaction fee revenue per U.S. share (a non-GAAP financial measure) decreased approximately 24.8% to $0.0018 in the three months ended September 30, 2003 from $0.0024 for the comparable period in 2002. Our average U.S. equity transaction fee revenue per U.S. share (the equivalent GAAP measure) decreased approximately 15.4% to $0.0033 in the three months ended September 30, 2003 from $0.0039 for the comparable period in 2002. The decline in our average pricing reflects an increase in broker-dealer rebate expense and an increase in lower priced broker-dealer volume as a result of our acquisition of Island.

     Our soft dollar revenues and revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, increased 5.9% to $54.9 million for the three months ended September 30, 2003 from $51.8 million for the comparable period in 2002. This increase was primarily due to expanded use of our commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

     Interest revenue decreased 53.9% to $4.9 million for the three months ended September 30, 2003 from $10.7 million for the comparable period in 2002. This decrease was primarily due to lower cash balances compared to the prior year.

     Losses on our investments were $0.7 million for the three months ended September 30, 2003 versus $20.3 million for the comparable period in 2002. For the three months ended September 30, 2003, we recorded write-downs of investments in non-U.S. exchanges partly offset by gains due to an increase in the carrying value of certain of our securities. For the three months ended September 30, 2002, we recorded write-downs of $25.9 million, in particular, on our investments in Archipelago Holding LLC, TP Group LDC, Tradeware S.A. and, JapanCross Securities Co. Ltd. offset by gains in increase in carrying value of certain of our investments.

Expenses

     Compensation and benefits expense decreased 19.4% to $51.5 million for the three months ended September 30, 2003 from $63.8 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives, as well as a decline in incentive compensation due to lower net revenues. Partially offsetting this decrease was a severance charge of $0.6 million in the three months ended September 30, 2003. Our total headcount decreased to 1,259 as of September 30, 2003 from 1,723 employees as of September 30, 2002.

     Soft dollar and commission recapture expense increased 5.9% to $54.9 million for the three months ended September 30, 2003 from $51.8 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to expanded use of commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

     Broker-dealer rebates expense increased 37.3% to $53.6 million for the three months ended September 30, 2003 from $39.0 million for the comparable period in 2002. In March 2002, we began offering commission rebates, which are recorded as an expense, to broker-dealers who provide liquidity to our ECNs. Commissions are charged to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity. Island contributed $26.0 million of additional broker-dealer rebate expense for the three months ended September 30, 2003.

     Brokerage, clearing and exchange fees decreased 15.5% to $35.6 million for the three months ended September 30, 2003 from $42.1 million for the comparable period in 2002. The impact of higher transaction volumes was more than offset by lower clearing costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

     Communications and equipment expense decreased 6.4% to $24.9 million for the three months ended September 30, 2003 from $26.6 million for the comparable period in 2002. This decrease was primarily due to our migration of clients to a third-party network, which was substantially complete during the third quarter partly offset by a slight increase in costs when we acquired Island.

     Depreciation and amortization expense increased 34.1% to $22.4 million for the three months ended September 30, 2003 from $16.7 million for the comparable period in 2002. This increase was primarily due to amortization related to intangible assets recorded in connection with our acquisition of Island in September 2002.

     Occupancy expense increased 2.8% to $12.6 million for the three months ended September 30, 2003 from $12.2 million for the comparable period in 2002. This increase was primarily a result of additional office space through our acquisition of Island, partially offset by consolidation of our office space as part of the cost reduction initiative.

     Other expenses decreased 42.1% to $5.7 million for the three months ended September 30, 2003 from $9.9 million for the comparable period in 2002. The decrease was due to lower bad debt expense as well as lower discretionary and office related expenses.

     Recovery of fixed assets lost at the World Trade Center relates to insurance recovery of losses we incurred in our offices as a result of the events of September 11, 2001. We recovered $3.0 million from our insurance carrier in the three months ended September 30, 2003.

Provision for Income Taxes

     Our provision for taxes changed to an expense of $1.7 million for the three months ended September 30, 2003 from a benefit of $40.0 million in the comparable period in 2002 as a result of our income in 2003. Our effective income tax rate was 29.0% for the three months ended September 30, 2003 and 7.0% for the comparable period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

Overview

     Our net loss was $35.5 million for the nine months ended September 30, 2003 compared to a net loss of $623.0 million for the nine months ended September 30, 2002. Our revenues increased to $797.8 million for the nine months ended September 30, 2003 from $792.1 million for the comparable period in 2002 primarily as a result of lower investment losses partially offset by lower interest revenue. Our share volume traded increased 68.9% for the nine months ended September 30, 2003 from the comparable period in 2002 due to our acquisition of Island, but the impact was partially offset by lower average pricing. Expenses decreased to $837.4 million for the nine months ended September 30, 2003 from $1,434.7 million for the comparable period in 2002. Our expenses for the nine months ended September 30, 2003 included $20.0 million of severance and occupancy costs related to our previously announced cost reduction initiative as well as an insurance recovery of $8.0 million for fixed assets lost at the World Trade Center on September 11, 2001. Our expenses for the nine months ended September 30, 2002 included a restructuring charge of $58.4 million related to our cost reduction initiatives and a goodwill impairment write down of $552.0 million. The overall decrease in expenses is primarily related to the comparable prior period’s goodwill impairment write-down and restructuring charge, as well as our cost reduction efforts, partially offset by the acquisition of Island.

Revenues

     Transaction fee revenue decreased slightly to $799.3 million for the nine months ended September 30, 2003 from $799.7 million for the comparable period in 2002. The decrease was primarily because of lower average pricing and a decline in our soft dollar revenues and revenues that are subject to commission recapture partially offset by an increase in volume due to the acquisition of Island. Our total net equity transaction fee revenue (a non-GAAP financial measure) declined 15.2% to $472.4 million for the nine months ended September 30, 2003 from $556.8 million for the nine months ended September 30, 2002 primarily due to a 42.9% decrease in our average pricing for U.S. equities to $0.0018 in the nine months ended September 30, 2003 from $0.0035 for the comparable period in 2002. Our average U.S. equity transaction fee revenue per U.S. share (the equivalent GAAP measure) decreased approximately 38.0% to $0.0032 in the nine months ended September 30, 2003 from $0.0052 for the comparable period in 2002. The decline in our average pricing reflects an increase in lower priced broker-dealer volume as a result of our acquisition of Island.

     Our soft dollar revenues and revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 8.1% to $153.6 million for the nine months ended September 30, 2003 from $167.2 million for the comparable period in 2002. This decrease was primarily due to a decrease in our soft dollar service partially offset by expanded use of our commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

     Interest revenue decreased 43.3% to $17.9 million for the nine months ended September 30, 2003 from $31.6 million for the comparable period in 2002. This decrease was primarily due to lower cash balances compared to the prior year and a decrease in interest rates which affects the revenue generated by our stock borrowing activities related to our clearing services.

     Losses on our investments were $19.5 million for the nine months ended September 30, 2003 and $39.2 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded write-downs of $22.3 million, in particular, on our investments in TP Group LDC, Archipelago Holding LLC, The Nasdaq Stock Market, Inc., Tradeware S.A., JapanCross Securities Co. Ltd. and e-Xchange Advantage Corporation partially offset by the increase in the carrying value of certain of our investments in non-U.S. exchanges. For the nine months ended September 30, 2002, we recorded write-downs of $45.8 million, in particular, on our investments in Archipelago Holding LLC, WR Hambrecht & Co., TP Group LDC, Tradeware S.A., JapanCross Securities Co. Ltd. and Vencast, Inc, offset by gains in increase in carrying value of certain of our investments.

Expenses

     Compensation and benefits expense decreased 20.3% to $176.2 million for the nine months ended September 30, 2003 from $221.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in our worldwide headcount, as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower net revenues. Partially offsetting this decrease was a severance charge of $17.7 million related to headcount reduction as a result of the cost reduction initiative we announced in March 2003. Our total headcount decreased to 1,259 employees as of September 30, 2003 from 1,723 employees as of September 30, 2002.

     Soft dollar and commission recapture expense decreased 8.1% to $153.6 million for the nine months ended September 30, 2003 from $167.2 million for the comparable period in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to a reduced use of our soft dollar services partially offset by expanded use of commission recapture services offered by our Lynch, Jones & Ryan subsidiary.

     Broker-dealer rebates expense increased to $162.6 million for the nine months ended September 30, 2003 from $67.8 million for the comparable period in 2002. In March 2002, we began offering commission rebates, which are recorded as an expense to broker-dealers who provide liquidity to our ECNs. Commissions are charged to broker-dealers who consume liquidity, which is recorded as transaction fee revenue. The commissions we charge to liquidity consumers more than offset the amount we pay to broker-dealers who provide liquidity. Island contributed $79.3 million of additional broker-dealer rebate expense for the nine months ended September 30, 2003.

     Brokerage, clearing and exchange fees decreased 8.5% to $103.0 million for the nine months ended September 30, 2003 from $112.5 million for the comparable period in 2002. Higher transaction volumes were more than offset by lower clearing costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

     Communications and equipment expense decreased 2.0% to $87.3 million for the nine months ended September 30, 2003 from $89.1 million for the nine months ended September 30, 2002. The decrease was due to lower core communications, equipment and maintenance costs partially offset by additional charges associated with running systems concurrently in the first half of 2003 during the migration of clients to a third-party network and a slight increase in costs when we acquired Island. The migration was substantially complete by the end of the third quarter.

     Depreciation and amortization expense increased 30.2% to $70.0 million for the nine months ended September 30, 2003 from $53.8 million for the comparable period in 2002. This increase was primarily due to amortization related to intangible assets recorded in connection with our acquisition of Island in September 2002.

     Occupancy expense increased 7.2% to $42.2 million for the nine months ended September 30, 2003 from $39.4 million for the comparable period in 2002. This increase was primarily due to a one-time charge of $2.3 million related to consolidation of our office space as part of the cost reduction initiative announced in March 2003, as well as our acquisition of Island. Offsetting this increase was the impact of the consolidation of our office space as part of the cost reduction initiatives.

     Other expenses decreased 48.2% to $22.0 million for the nine months ended September 30, 2003 from $42.4 million for the comparable period in 2002. The decrease was due to lower bad debt as well as lower discretionary and office related expenses.

     Recovery of fixed assets lost at the World Trade Center relates to insurance recovery of losses we incurred in our offices as a result of the events of September 11, 2001. We recovered $8.0 million from our insurance carrier in the nine months ended September 30, 2003.

Provision for Income Taxes

     Our tax benefit decreased to $4.1 million in the nine months ended September 30, 2003 from a benefit of $59.8 million in the comparable period in 2002 as a result of our decreased loss before income taxes. Our effective income tax rate was 10.4% for the nine months ended September 30, 2003 and 9.3% for the comparable period in 2002. The tax rate remains low primarily due to investment write-downs and restructuring charges, which carry no tax benefit.

Cumulative Effect of Change in Accounting Principle

     Cumulative effect of change in accounting principle related to goodwill, net of tax, was $18.6 million for the nine months ended September 30, 2002. We adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. We incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 million related to our acquisition of Montag, a fixed income broker-dealer in

Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our ProTrader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

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

     Cash and cash equivalents, together with assets readily convertible into cash, accounted for 69.4% and 67.7% of our assets as of September 30, 2003 and December 31, 2002, respectively. Cash and cash equivalents increased to $320.3 million as of September 30, 2003 from $275.8 million as of December 31, 2002. Our cash and cash equivalents and securities owned increased to $641.4 million as of September 30, 2003 from $623.9 million as of December 31, 2002, primarily due to cash from operations offset by payouts of our seasonal incentive compensation payments to our employees as well as severance payments in connection with our cost reduction initiatives. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Capital expenditures for the nine months ended September 30, 2003 and 2002 related to the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our additional office facilities. Capital expenditures and investments in new technology were financed primarily through our operations.

     We received $8.0 million for the nine months ended September 30, 2003 from our insurance carrier for fixed assets lost at the World Trade Center.

     Our future cash payments associated with contractual obligations, which are primarily leases for office space and equipment under non-cancelable operating leases with third parties and Reuters, net of minimum sublease payments, are summarized as follows:

Year ending December 31, 2004	$30.5 million
Year ending December 31, 2005	$26.7 million
Year ending December 31, 2006	$24.9 million
Year ending December 31, 2007	$24.1 million
Year ending December 31, 2008	$20.3 million
Thereafter	$90.2 million

     Our aggregate minimum lease commitments after 2008 primarily relate to our 20 year lease for our headquarters in New York City. We anticipate that we will meet our 2003 capital expenditure needs from our operating cash flows.

     As of September 30, 2003, we had access to $200 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of September 30, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of September 30, 2003, we had access to $94.9 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. These credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of September 30, 2003, there was $4.3 million outstanding under these credit lines.

     Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2003, our U.S. registered broker-dealer subsidiary Instinet Clearing Services, Inc., which is the counterparty to each of our customer transactions in U.S. securities, had regulatory net capital of $99.2 million, which was $91.4 million in excess of its required net capital of $7.8 million.

     We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $462.8 million and $608.5 million as collateral for securities borrowed as of September 30, 2003 and December 31, 2002, respectively. We also received $413.2 million and $453.3 million as collateral for securities loaned as of September 30, 2003 and December 31, 2002, respectively.

     Included in commissions and other receivables is approximately $31.1 million from Archipelago L.L.C., B-Trade Services LLC and REDIBook ECN L.L.C. of which we have commenced arbitration proceedings before the NASD for approximately $17.2 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

     On October 21, 2003, we were granted our motion for summary judgment with respect to The Island ECN, Inc. v. B-Trade Services LLC claim, resulting in an award of approximately $2.0 million (which includes interest), plus taxable costs and fees.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of September 30, 2003 and December 31, 2002 these funds amounted to $197.9 million and $251.8 million, respectively.

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

Recently Issued Accounting Standards

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

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

INTEREST RATE RISK

     We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	September 30,	December 31,
	2003	2002

Municipal bonds	$194.3	$157.7
Corporate bonds	50.8	91.9
Foreign sovereign obligations	44.7	58.1
U.S. government and federal agency obligations	1.8	10.9

Total	$291.6	$318.6

     These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of September 30, 2003 and December 31, 2002, the fair value of the portfolio would have declined by $1.1 million and $1.5 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $320.3 million and $275.8 million as of September 30, 2003 and December 31, 2002, respectively. We also had short-term borrowings of $4.3 million and $27.3 million as of September 30, 2003 and December 31, 2002, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

     We manage currency exposure related to our brokerage business on a geographic basis. We generally match each of the non-U.S. subsidiary’s liabilities with assets denominated in the same local currency and manage each subsidiary’s balance sheet in local currency. This generally results in the net equity of the subsidiary being reported in its functional currency and subject to the effect of changes in currency exchange rates when translated into the U.S. dollar, our reporting currency. We currently do not seek to mitigate this exchange rate exposure, but we may in the future.

     We may enter into forward foreign currency contracts to facilitate our customers’ settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are with third parties and with terms generally identical to our customers’ transactions. Because our customers’ transactions are matched to the forward foreign exchange contract, our exposure to exchange rate risk is not material.

     The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	September 30,	December 31,
	2003	2002

British pounds	$26.6	$52.7
Euros	31.1	18.1
Japanese yen	8.6	8.4
Canadian dollar	7.9	7.2
Hong Kong dollar	—	1.0

Total	$74.2	$87.4

     Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $6.7 million and $7.9 million as of September 30, 2003 and December 31, 2002, respectively.

     A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 15.8% and 21.0% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 16.4% and 20.3% of our revenue for the nine months ended September 30, 2003 and 2002, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $4.2 million, $5.6 million, $13.1 million and $16.2 million for the three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002, respectively.

EQUITY PRICE RISK

     As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of September 30, 2003, we owned marketable securities of the London and Euronext stock exchanges as a result of their demutualization and we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.9 million as of September 30, 2003 and December 31, 2002.

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

     We are exposed to the credit worthiness of agencies with which we invest a portion of our available cash, primarily U.S and non-U.S. government and agency obligations, as well as corporate and municipal bonds. For investments maturing within nine months, our credit policy is that all investments have at least an A1/P1 credit rating from Standard & Poors and Moody’s Investors Service. We also maintain counterparty concentration limits that specify the amount that we can invest with any one counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

     As of the end of the quarter ended September 30, 2003, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a description of our previously reported legal and administrative proceedings, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2002. Except as described below, there have been no material developments with respect to the legal and administrative proceedings.

THE ISLAND ECN, INC. v. ARCHIPELAGO L.L.C.; B-TRADE SERVICES LLC; REDIBOOK ECN L.L.C.

     With respect to The Island ECN, Inc. v. B-Trade Services LLC, Island was notified on October 21, 2003, that its motion for summary judgment had been granted by the panel in the matter. As part of that decision, the arbitration panel (i) sustained Island’s claims against B-Trade in their entirety resulting in an and award to Island of $1,979,385 (which includes interest), plus taxable costs and fees, and (ii) dismissed B-Trade’s defenses and counter-claims against Island. The panel’s ruling completely resolves this matter in Island’s favor.

     Island’s claims against Archipelago L.L.C. and REDIBook ECN L.L.C. (and the respective counter-claims) are still pending in arbitration.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

2004 Annual Meeting

     Our 2004 Annual Meeting of Stockholders will be held on May 19, 2004. Our stockholders of record on March 22, 2003 may attend and vote at our 2004 Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003.

10.2*	Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003.

10.3*	Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003.

10.4*	Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003.

10.5*	Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003.

10.6*	Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

EXHIBIT
NUMBER	DESCRIPTION

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.

* Filed herewith

(b)	The following reports on Form 8-K were filed or furnished for the last quarter covered by this report, and subsequently through November 7, 2003:

Date of Report	Item Number	Financial Statements Required to be Filed

July 22, 2003 October 22, 2003 November 3, 2003	Item 12 Item 12 Item 5	No No No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

INSTINET GROUP INCORPORATED

By: /s/ JOHN F. FAY

Name: John F. Fay
Title: Chief Financial Officer

By: /s/ TIMOTHY A. SMITH

Name: Timothy A. Smith
Title: Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003.

10.2*	Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003.

10.3*	Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003.

10.4*	Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003.

10.5*	Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003.

10.6*	Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.

* Filed herewith