Form 10-K
period 2003-12-31
INSTINET GROUP INC
filed 2004-03-12
CIK 1132327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-32717

Instinet Group Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4134098
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3 Times Square, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

212-310-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock $0.01 par value per share	NASDAQ National Market

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No

      As of June 30, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $353,775,392, based upon the NASDAQ National Market closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

      Portions of the Instinet Group Incorporated Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      The number of shares of Common Stock outstanding as of March 5, 2004 was 331,571,049 shares.

INSTINET GROUP INCORPORATED

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

      Unless otherwise indicated or the context otherwise requires, references to the “company,” “we,” “us,” “Instinet Group,” and “our” mean Instinet Group Incorporated and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “Instinet” mean Instinet, the Institutional Broker and references to “INET” mean Inet ATS, Inc.

      We have made forward-looking statements in this Annual Report on Form 10-K for 2003, including in the sections entitled Business, Certain Factors that May Affect Our Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words believes, expects, anticipates, intends, plans, estimates, may or might or other similar expressions.

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

PART I

Item 1.     Business

Introduction

      We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions and execution services for more than 30 years. We provide sophisticated electronic trading solutions and execution services to enable buyers and sellers worldwide to trade securities directly and anonymously with each other. We also give our customers the opportunity to use our sales-trading expertise and sophisticated technology tools to interact with global securities markets, improve their trading and investment performance and lower their overall trading costs. Through our electronic platforms, our customers can access other U.S. trading venues, including NASDAQ and the NYSE, and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of broker-dealers and institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds.

      Since the fourth quarter of 2003, we have been implementing a business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional BrokerSM, which serves our U.S. and international institutional customers including customers of Lynch, Jones & Ryan, our commission recapture subsidiary.

•	INETSM (formerly known as The Island ECN, Inc.), our electronic communications network (ECN) that combines the U.S. broker-dealer order flow of the Instinet ECN and the Island ECN and serves our U.S. broker-dealer customers. INET also includes our clearing broker, Instinet Clearing Services, Inc.

The aim of this restructuring is to empower each business to pursue its own distinct interests and add strategic clarity to each business. In December 2003, we began the separation of our institutional broker and ECN businesses and the consolidation of the order flow of our two ECNs. Our reorganization was substantially completed on February 9, 2004.

      Instinet, the Institutional Broker, our global electronic agency securities broker, had over 1,030 institutional investor customers in the United States and approximately 720 customers in Europe and Asia as of December 31, 2003. These customers can use our sales trading expertise, sophisticated trading tools and advanced technology to execute their equity securities orders with Instinet’s other institutional customers on Instinet’s Continuous Block Crossing trading platform (CBXSM) or access other U.S. trading venues, including INET, or one of the almost 30 non-U.S. securities markets to which we are connected using Instinet’s smart order-routing technology. Instinet customers can also seek superior execution of their trades by displaying orders for U.S. equity securities in multiple U.S. trading venues simultaneously using Instinet’s ProActive SmartRouterSM. Instinet customers can connect to its systems through third-party front-ends, using financial information exchange (FIX) protocols, or use Instinet’s specialized trading front-ends such as our patent pending NewportTM system, designed to automate and manage global portfolio trading, and Instinet Trading PortalSM, which offers flexible functionality for interacting with Instinet’s other customers and accessing external markets. Instinet offers its customers other services designed to enhance their ability to achieve their trading objectives, including crossing services, block trading and portfolio trading. Instinet customers can also trade outside traditional market hours and obtain select proprietary and third-party research.

      Through our Lynch, Jones & Ryan, Inc. subsidiary, Instinet is also one of the largest providers of commission recapture services to pension plans and other financial institutions worldwide. Instinet helps pension plans and other financial institutions save money by rebating a portion of their trading commissions back to the plans or financial institutions. Instinet is also one of the largest independent providers of research and other brokerage services through soft-dollar or other similar arrangements.

      INET, our single electronic U.S. marketplace representing the consolidation of the order flow of our two ECNs, had approximately 800 broker-dealer customers in the United States as of December 31, 2003 (includes broker-dealer customers of both Instinet ECN and Island ECN). INET offers its customers one of the largest liquidity pools in NASDAQ-listed stocks, as well as liquidity in U.S. exchange-listed stocks and significant market share in exchange-traded funds (ETFs), through the existing Island ECN platform. This electronic platform executes trades quickly and reliably, while operating at a low cost. INET also provides its customers with access to other major U.S. trading venues, currently through Instinet’s smart order-routing technology, to give customers the opportunity to obtain superior execution. During 2003, INET’s average daily matched volume (includes broker-dealer customers of both Instinet ECN and Island ECN) was approximately 401 million shares in NASDAQ-listed stocks and 44 million shares in U.S. exchange-listed stocks. Matched volume reflects transactions where the buyer and seller are matched on INET. INET accounted for 23.8% of the total trading volume in NASDAQ-listed stocks and 2.3% of the total trading volume in U.S. exchange-listed stocks during 2003. For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Calculation of INET Volumes.” More than 80% of INET customers’ transactions are generally executed within its internal liquidity pool.

      Through our Instinet Clearing Services (ICS) subsidiary, INET provides clearing and settlement services in nearly all of the U.S. markets in which INET or Instinet executes trades for customers. ICS clears and settles trades for both INET and Instinet and also provides correspondent clearing services to a few securities brokers in the United States.

      In recent years, we have been operating in a challenging business, economic and regulatory environment. Over the past two years, we have experienced losses, with a net loss of $73.8 million for the year ended 2003 (including a restructuring charge of $59.5 million and a write down of intangible assets of $21.6 million) compared to a net loss of $735.2 million for the year ended 2002 (including a restructuring charge of $120.8 million and a write down of intangible assets of $552.0 million). Our revenues have remained stable as higher share volume was offset by lower revenue per share as well as decreases in revenue from non-U.S. equities, investments and interest. In 2002, we implemented a series of cost reduction plans that reduced annual operating costs from the fourth quarter 2002 to the fourth quarter 2003 by approximately $170 million on an annualized basis. We are currently implementing further cost reductions that target a reduction in operating costs of approximately $30 million on an annualized basis by the end of 2004.

      We were founded in 1969 and, although continuously headquartered in New York, New York since then, were a wholly owned subsidiary of Reuters Group PLC from May 1987 until our initial public offering in May 2001. Reuters currently owns approximately 62.6% of our outstanding common stock. In addition to New York, we have offices in Jersey City, New Jersey, Boston, Massachusetts, London, Frankfurt, Hong Kong, Paris, Tokyo, Toronto and Zurich.

Core Values

      Our business — its organization, technology and culture — has been structured to earn, sustain and build our customers’ trust and help them to obtain superior execution of their trades. This business model incorporates the following four core values:

•	Independence and Neutrality — We do not pursue business activities, such as investment banking, trading securities for our own account or maintaining inventories of securities for sale, that could create conflicts of interest with our customers. As a result, unlike exchange specialists, market makers and other market participants that trade for their own account, we have no direct interest in, or in maintaining, the trading spread (the difference between the price offered by a buyer and that asked by a seller) in the NASDAQ market or on an exchange. We have no conflicts with our customers that interfere with their obtaining better pricing for their trades.

•	Anonymity — Our systems do not require the identity of the ultimate buyer or seller to be disclosed to the counterparty or other market participants at any point in the trading process. We believe that anonymous trading can reduce the potential market impact of large transactions and transactions by certain investors whose trading activity, if known, may be more likely to influence other market activity, and may contribute to improved pricing for our customers.

•	Customer Empowerment — We use and develop technology to empower our customers to achieve their trading objectives. Our trading services and tools allow our customers to control the entire trading process from their own desktops, or turn their orders over to Instinet’s sales trading specialists who trade according to our customers’ instructions. We provide our customers, without regard to their size or volume of trading, with direct access to markets, which can increase the speed at which trades are executed and level the playing field among market participants.

•	Commitment to Agency Execution — We are committed to providing our customers with a pure agency brokerage. Unlike the conflicts of interest in many traditional brokerage models, our electronic trading platforms give direct, efficient and unbiased access to equity markets around the world, and let our customers trade directly with each other in any marketplace without intermediation by other broker-dealers.

      As a result of these core values, we believe that we provide our customers with valuable benefits that help them achieve their trading objectives at reduced costs and with greater speed and efficiency.

Acquisitions and Divestitures

      In an effort to expand the scope of our business and complement our existing services, in recent years, we have acquired a number of companies. We acquired Harborview LLC, a NYSE floor brokerage firm, in January 2003. In September 2002, we completed our acquisition of Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace. In October 2001, we acquired ProTrader Group, LP, a provider of advanced trading technologies and electronic brokerage services, which we subsequently closed in June 2003 after selling most of the ProTrader assets, including most of the retail accounts, to Electronic Trading Group LLC, one of our correspondent clearing customers. In February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers and other financial institutions.

      On May 3, 2002, we closed our fixed income business, which we began developing in 1998 and started trading in the spring of 2000, and also closed Montag Pöpper & Partner GmbH, a German fixed income broker-dealer, that we acquired in October 1999 as part of the development of our global fixed income business. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, our fixed income business was unable to reach a critical mass.

Industry Background

Recent Market Trends

      Over the past five years, the major U.S. market indices have experienced substantial growth up to the first quarter of 2000 followed by a decline into early 2003. There has been renewed growth from the second quarter of 2003 and into first two months of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment.”

      Similar to the U.S. markets, over the past five years, the non-U.S. markets also experienced considerable volatility and significant decline followed by recent increases in stock prices. During this period,

non-U.S. markets rose to record heights in 2000 in terms of consideration (which is based on the value of transactions rather than the number of shares traded), and then declined significantly, reverting back in 2003 to the consideration levels achieved in 1999.

U.S. Market Structure

      U.S. stock exchanges traditionally operated primarily in a physical environment — on a trading floor — through an auction conducted by open outcry. Indeed, while the NYSE has taken steps recently to enhance market participants’ ability to execute orders on the exchange electronically, the majority of trading on the NYSE continues to occur through an auction system operating on a physical trading floor, with orders for each listed stock being routed for execution on the floor of the exchange, either electronically or physically, to a designated dealer, known as a specialist. In the over-the-counter market, dealers, known as market makers, traditionally conducted trades with one another through an inefficient telephone-based system.

      In 1969, Instinet pioneered the electronic trading of U.S. exchange-listed stocks. In 1971, the NASD developed the NASDAQ system, which linked the quotations of over-the-counter market makers together via a screen-based electronic communications system.

      Advances in technology have spurred the automation of numerous aspects of the trading process and led to gradual increases in competition for the trading of U.S. exchange-listed and NASDAQ-listed stocks. Regulatory developments have sought to foster this competition while integrating the trading of stocks on different venues into the National Market System (referred to as the NMS). The SEC has required the national securities exchanges and associations (referred to as self-regulatory organizations, or SROs) trading those stocks to jointly operate and participate in NMS systems for the consolidation, dissemination and sale of market data in U.S. exchange-listed stocks (the Consolidated Tape Association and Consolidated Quotation System) and NASDAQ-listed stocks (the NASDAQ — UTP Plan), as well as an intermarket order routing system for U.S. exchange-listed securities (the Intermarket Trading System, or ITS Plan).

      For NASDAQ-listed stocks, in 1997, the SEC’s order handling rules for market makers and exchange specialists took effect. These rules provided a specified role for ECNs, electronic systems that widely disseminate orders entered into them by a market maker or specialist to third parties and permit execution of those orders against each other. Thereafter, in 1998, the SEC adopted Regulation ATS, which regulates the operation of alternative trading systems (ATSs) — a term that refers generally to systems, including ECNs, other than traditional exchanges or NASDAQ, that bring together the orders of buyers and sellers of securities and allow such orders to interact through automated means –and that are registered as broker-dealers. The emergence of ECNs and ATSs has provided efficient means of access to market centers and has resulted in a shift in liquidity, or trading activity, away from the major established market centers towards the ATSs, particularly in NASDAQ-listed stocks.

      NASDAQ itself has evolved from a quote-driven display system to an order-driven execution system, called SuperMontage, that directly competes with ECNs, ATSs and exchange markets trading NASDAQ-listed stocks. NASDAQ completed its implementation of SuperMontage on December 2, 2002 and continues to make changes to the system in an effort to enhance its competitiveness, including steps intended to facilitate the ability of ATSs and ECNs to participate in SuperMontage.

      As another initiative to enhance its competitiveness, NASDAQ has submitted an application for registration as a national securities exchange. A further pending change to the NASDAQ market structure is the expected eventual replacement of NASDAQ as exclusive collector and distributor of consolidated data (known as an exclusive securities information processor, or exclusive SIP), regarding quotations and trades in NASDAQ-listed stocks. This role has given NASDAQ financial and other competitive advantages. The replacement is also expected to be an exclusive SIP but is unlikely to compete directly with us.

      The market for the trading of U.S. exchange-listed stocks also continues to evolve. In February 2004, the NYSE proposed rule changes that would expand the automation of order execution on the exchange. Moreover, the so-called third market — the trading of exchange-listed stocks by non-exchange members without recourse to the trading floor of an exchange — now accounts for over 10% of trading in

U.S. exchange-listed stocks. In March 2004, NASDAQ received SEC approval to move trading in the third market from NASDAQ’s ITS/ CAES system to SuperMontage. In addition, regional exchanges, most specifically the Archipelago Exchange and NSX, have grown in relative importance, particularly in the trading of exchange-traded funds (ETFs) (index funds that trade on an exchange and represent a basket of stocks, with pricing throughout the day).

      The regulations governing the various elements of the U.S. market structure impose numerous requirements and restrictions on the activities of market participants, including ECNs and ATSs. The order handling rules deal specifically with the processing of limit orders, which are orders with an associated limit price above which a buyer, or below which a seller, will not trade. In particular, the rules prohibit a market maker or exchange specialist from displaying through an ECN its own limit order for a security at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that security and permits execution against those orders through the facilities, or pursuant to the rules, of a SRO. Similarly, a market maker that receives a limit order better than its own published quote must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. Regulation ATS expands upon these requirements and requires any ATS meeting certain volume thresholds to provide an SRO with its best-priced orders from all sources, not only market makers and exchange specialists, and allow non-subscribers execution access to those orders.

      SuperMontage provides one of a number of alternatives through which ECNs are able to meet these order display and execution access obligations. INET currently meets these obligations through the National Stock Exchange, Inc. (NSX), although it has considered participation in SuperMontage. See “— Our Strategy — INET.”

      An ATS may seek to register with the SEC as a national securities exchange or a facility of a registered national securities exchange. As an exchange or exchange facility, an ATS becomes an SRO or SRO facility itself, no longer subject to regulation by the NASD or another SRO. In addition, with exchange or exchange facility status, an ATS gains direct access to ITS, enabling an ATS to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make its own orders available for execution through ITS. It also becomes a participant in other NMS systems, affording it a role in their governance, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to those systems. Island ECN (now INET) submitted a draft application for registration as a national securities exchange in 1999. INET intends to submit a new draft application for registration as a national securities exchange in 2004. See “Certain Factors that May Affect Our Business — Risks Related to Our Industry — We Operate in a Highly Regulated Industry, Which May Limit Our Activities — ATS Status and Exchange Registration.” In 2002, another ATS, Archipelago, was approved to operate as the Pacific Exchange’s equity trading facility.

      For U.S. exchange-listed stocks only, the ITS Plan imposes limitations and provides remedies with respect to transactions by members of ITS participant markets that involve a “trade-through” of bids and offers. A trade-through occurs when a market participant trades at a price that is inferior to a price displayed in another participating market. The ITS Plan also imposes certain requirements when market participants “lock” the market — display bids and offers at prices that equal offers and bids from other market participants — or “cross” the market — display bids that exceed offers or display offers that are less than bids of another market participant — for a particular security. Orders in U.S. exchange-listed stocks displayed on INET frequently “lock” or “cross” other markets.

      The SEC regularly considers a variety of regulations or interpretative initiatives with respect to the structure of the U.S. equity securities markets, including initiatives intended to address issues relating to the interaction of market centers (ECNs, ATSs, market makers, and markets operated by SROs) and more fully integrate ECNs and ATSs into the NMS. In particular, on February 24, 2004, the SEC proposed the adoption of Regulation NMS, which contains a number of interrelated substantive proposals designed to modernize the regulatory structure of the U.S. equity markets and also consolidates the existing rules governing the NMS into one regulation.

      The ITS Plan’s “trade-through” rule is one of the areas addressed in Regulation NMS. Regulation NMS would require all market centers to adopt procedures to prevent the execution of orders on their markets that would trade through the best publicly displayed prices in a stock, with two potentially significant exceptions. Specifically, these exceptions would (1) enable market centers that are deemed to be “automated order execution facilities” to trade through the publicly displayed prices of non-automated order execution facilities up to a specified amount, ranging from one to five cents, based upon the current trading price of the stock; and (2) allow market participants to choose to opt out of trade-through protection on an order-by-order basis. Regulation NMS’s trade-through requirements would apply not only to market centers trading U.S. exchange-listed stocks, but also those trading NASDAQ-listed stocks. Regulation NMS also would require SROs to adopt rules that prevent their members from publicly displaying orders to buy (or sell) through the SRO that would lock or cross other publicly displayed quotations.

      Regulation NMS also addresses two issues relating to access to market centers. First, it would reduce the volume threshold for the application of the Regulation ATS requirement that ATSs provide access to their systems on terms that are not unreasonably discriminatory. Second, Regulation NMS would impose a cap of $0.001 per share on the access fees that eligible non-SRO market centers can charge other market participants to access their orders that are provided to an SRO for display, while also imposing a $0.001 cap on the access fees that an SRO market center itself can charge market participants to access such orders.

      In addition, Regulation NMS includes a rule to prohibit market participants from accepting, ranking, or displaying quotes in sub-penny pricing increments in stocks priced over $1.00. Along with Regulation NMS, the SEC proposed modified formulas for allocating among SROs the revenues generated by the sale of market data by the various NMS systems.

      These proposals, as well as future SEC rulemakings or interpretations in this area, could adversely affect our business, financial condition and operating results. The proposed Regulation NMS is now open for public comment, and the SEC has indicated that its views on the proposals are not yet firm. We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure and regulatory framework, although these issues or other issues of market structure may have a significant impact on our equities business. For a further discussion of Regulation NMS, see “Regulation — Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas” and “Certain Factors that May Affect Our Business — Risks Related to Our Industry.”

Impact of Technological Developments

      Innovations in technology, particularly the growth of the Internet, have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and simultaneously decreased the cost of electronic commerce. New methods have developed to enable institutional investors to access and participate in the equity securities markets more easily and less expensively. Electronic markets have substantially reduced the need for intermediation, such as by NYSE members and NYSE specialists or NASDAQ market makers, because direct access is effectively unlimited and technology enhances the ability to determine the best price at which a trade can be executed. These developments, combined with the regulatory changes discussed above that allowed for the emergence of ECNs and ATSs, have led to dramatic growth in electronic trading and provide a challenging competitive environment.

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

Our Competitive Strengths

We Are a Market Leader with Strong Brand Awareness

      Through Instinet, we pioneered an electronic screen-based trading system over 30 years ago and currently provide investors with electronic trading solutions and execution services in global markets. We have been a market leader in the trading of NASDAQ-listed stocks for many years, and our two ECNs on a combined basis, including broker-dealer and institutional customers, accounted for 28.2% of the total trading volume in that market in 2003. For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Volume Calculations and Calculation of INET Volumes.” Our substantial share trading volume, particularly in NASDAQ-listed stocks, attracts significant customer attention and order flow. As a result, Instinet has strong name and brand recognition among broker-dealers and institutional investors, and our INET brand awareness is growing.

We Offer Compelling Benefits to Our Customers

      We believe that our core values of independence, neutrality, anonymity, customer empowerment and commitment to agency execution enable our customers to obtain superior execution of their trades through technologically advanced tools, competitive pricing and reduced transaction costs than are generally achievable using traditional trading channels. We also believe that our unique unconflicted electronic business model, providing sophisticated technology, trading and clearing services, allows us to offer our customers a complete, convenient global brokerage offering.

      Instinet, the Institutional Broker offers its customers sales trading expertise, advanced trading technology and tools and sophisticated routing technology to allow them to interact with Instinet’s institutional order flow on the CBXSM platform and access other U.S. trading venues, including the INET liquidity pool, and almost 30 non-U.S. securities markets, in order to seek superior execution of their trades. Instinet customers can also display orders for U.S. equity securities in multiple U.S. trading venues simultaneously through Instinet’s ProActive SmartRouterSM. We believe that this technology, together with Instinet’s other tools and services, enables Instinet to provide institutional customers with the ability to trade equities quickly and reliably at competitive rates, the opportunity for price and size improvement and reduced transaction costs in executing their trades.

      Furthermore, we believe that one of the biggest concerns of institutional investors in securities trading today is the market impact of the disclosure of their identity and trading intentions. Customers, therefore, often seek to break up orders to hide their overall intentions. If the market becomes aware of a large investor seeking to sell securities, the price of those securities may drop before the investor’s position can be fully liquidated. Similarly, market awareness of a large investor seeking to buy a large amount of securities may result in an increase in the price of the securities before the order can be fully executed. Instinet allows institutional customers to trade directly but anonymously through the CBX platform, reducing the potential for this market impact, which we believe can result in better pricing for the customer. Trading also takes place in after-hours and periodic crossing sessions, which can help institutional customers execute large blocks without market impact.

      INET, our ECN, offers its U.S. broker-dealer customers the combined liquidity of the former Instinet and Island ECNs. As a result, INET is an ATS and ECN that offers direct trading between diverse customers that creates one of the largest liquidity pools in NASDAQ-listed stocks, as well as liquidity in U.S. exchange-listed securities and significant market share in ETFs.

      In addition, INET’s trading platform is designed for reliable, anonymous, high-speed trading at low cost. It also offers advanced order functionality that we believe allows our customers to control transaction costs and to obtain superior execution by managing their own trade strategies.

We Offer a Broad Range of Services

      Through Instinet and INET, we offer our customers a wide variety of services. INET provides trade execution and routing services for U.S. broker-dealer customers, and Instinet provides sales trading expertise, sophisticated technological tools and brokerage services to institutional customers on a global basis. Companies acting solely as ECNs are generally limited to small order electronic execution and order routing. With both INET and Instinet, our broader business model extends beyond these functions, and we provide service offerings tailored to our customers’ diverse trading needs. These service offerings include a variety of trading services, and clearing and settlement, all of which add value for our customers. For example, we provide services such as:

•	technical assistance to customers in inputting orders;

•	management of the execution of orders for customers over time (often referred to as working orders);

•	simultaneous execution of multiple orders of securities (known as portfolio trading);

•	trading of large orders (referred to as block trading);

•	directing orders to either our own liquidity pools or one of the various markets to which we are connected (known as smart order-routing);

•	block matching system with minimum order size, trade size, and display size parameters (known as Continuous Block CrossingSM or CBXSM);

•	simultaneously displaying orders for U.S. equity securities both on Instinet CBX and in multiple other U.S. markets to which we are connected, including INET (known as ProActive SmartRouterSM);

•	extended hours trading; and

•	automatic matching of orders at specified price levels (known as Instinet Crossing®).

      Instinet is also one of the largest global independent providers of research and other brokerage services through soft dollars or other similar arrangements, and one of the largest providers of commission recapture services to pension plan sponsors and managers and other financial institutions.

We Operate Globally

      Through Instinet, our institutional customers trade securities in almost 30 non-U.S. securities markets, and we are a member of 11 non-U.S. exchanges. As of December 31, 2003, approximately 570 customers in Europe and approximately 150 customers in Asia had access to the Instinet trading system. A total of 6.6 million transactions in non-U.S. equity securities were executed through Instinet’s systems in 2003.

      In addition, Instinet is a global independent provider of research and other brokerage services through soft dollar and similar arrangements and a significant provider of commission recapture services to pension plan sponsors and managers and other financial institutions. We also offer customers a choice of full service agency sales trading or direct market access services worldwide.

We Have a Proven Ability to Innovate and Adapt

      Throughout our more than 30-year history, we have been an innovator in using technology to enhance securities trading, have seized market opportunities and have adapted to numerous changes in our operating and regulatory environment while continuing to grow. Some of our most significant developments include the following:

•	At a time when most investors were paying fixed commissions to trade in NYSE-listed stocks, we pioneered an electronic screen-based trading system that allowed customers to trade without paying fixed commissions.

•	After the abolition of fixed commissions in 1975 placed significant price pressure on our business, we established the first service to display real-time information showing NYSE and regional exchange quotes together on an electronic screen and provided our customers direct access to trade NYSE-listed or regional exchange-listed stocks through the regional exchanges.

•	In 1984, we created an electronic marketplace in which market makers and institutional investors could trade directly among themselves and obtain automated execution of trades inside the publicly quoted spreads for those stocks. In 1989, we enhanced this service by enabling our customers to interact and trade anonymously on our system.

•	We have been an innovator in developing extended hours crossing and trading capabilities starting in 1986. These services responded to globalization and the continuous availability of information about markets and issuers, and the resulting demand by investors to trade equity securities after traditional exchanges and markets are closed.

•	In the late 1990s, we adapted to cost and pricing pressures in our equities business, to the introduction of the SEC’s order handling rules, which substantially changed activity for NASDAQ participants, and to the SEC’s adoption of Regulation ATS, which imposed new requirements on our activities. We enhanced and modified our services, lowered our prices and changed our cost structure to adjust to these changes in our operating environment.

•	In response to the increasing volumes in cross-border trading and the fragmentation of securities markets, we offered our customers ways to access multiple liquidity pools. We introduced the first integrated electronic trading platform to permit direct electronic access to equities markets across Europe, together with facilities to negotiate and trade directly and anonymously with other customers.

•	We introduced one of the first order management tools that allowed customers to manage, deliver and execute baskets of securities in the NASDAQ market. We also introduced tools that allow customers to use our technology to enter alternative pricing for trades (commonly referred to as discretionary pricing) or for alternative trade sizes (commonly referred to as reserve book features), which had in the past required a high degree of manual intervention.

•	In 2002, we introduced Newport, a patent pending execution management application for portfolio trading that is unique in that it allows customers to organize and manipulate database components supporting the interface instead of only permitting the customization of the display features.

•	In January 2004, we introduced ProActive SmartRouterSM, the first routing technology that allows customers to simultaneously display orders for U.S. equity securities both on Instinet’s CBX trading platform, which is our block trading system with minimum order, trade-size and display-size parameters that we also introduced in the first quarter of 2004, and in multiple other U.S. markets to which Instinet is connected, instead of merely directing orders to either Instinet’s own liquidity pool or one of the various markets to which Instinet is connected.

We Have an Established Technology Infrastructure

      We developed one of the earliest electronic trading businesses and introduced the first screen-based system through which institutional investors could trade NASDAQ-listed stocks directly with each other. Our current technology enables our customers to access the liquidity pools within our own electronic trading systems in order to trade these securities with one another or to access one of the various markets to which we are connected. We recently enhanced our technology allow our customers to display orders simultaneously both on our own liquidity pools and in multiple other U.S. markets to which we are connected. We continue to develop and enhance our technology to provide our customers efficient access to our internal liquidity pools and to most other liquidity pools, resulting in enhanced order execution and order management capabilities and the opportunity for superior execution. We believe that our ability to use advanced technology effectively to improve our services has been a key component in the development of our business.

Our Strategy

      On February 9, 2004, we substantially completed a reorganization that formally separated our global institutional broker from our U.S. equity market ECNs in order to gain strategic clarity for these businesses and to empower each business to pursue its own distinct interests and focus on serving its distinct customers. We are positioning each of these businesses to succeed in the competitive environments in which each of them operates and to serve the needs of customers with more efficient products and services. Our objective is to take advantage of growth opportunities that may arise in the securities industry as a result of changing technology, regulation, competition and increased trading activity through electronic trading systems and brokerage services in global equity markets. We believe that our global presence, breadth and scale of operations, unique business model and core values of independence and neutrality, anonymity, customer empowerment and commitment to agency execution, and proven ability to innovate and use technology give us an advantage in this pursuit. We plan to build on these strengths as the equity securities industry moves towards greater efficiency and transparency, and to provide value by delivering services that empower our customers to better achieve their trading objectives by giving them the opportunity to reduce their total transaction costs, improve their trading and investment performance, gain price improvement on their trades and manage their orders.

Instinet, the Institutional Broker

      Instinet is focused on providing its global institutional customers with products and services that enhance trading efficiency, provide customers the opportunity for improved investment performance and lower trading costs. Instinet’s objective is to continue to strengthen its global electronic agency brokerage business both in the United States and internationally and align its resources to provide customers with a complete service offering. We believe that Instinet is uniquely positioned to provide these benefits to its customers through its unconflicted business model, sophisticated trading expertise, advanced technological tools, and direct, efficient and unbiased access to other Instinet customers as well as other U.S. and global equity markets.

The principal elements of Instinet’s strategy include:

      Continue to Enhance Instinet Products and Services. Both in the United States and internationally, Instinet will continue to focus its initiatives on developing products and services to meet its customers’ specific needs in an effort to improve their execution performance by reducing their transaction costs, providing better pricing for their trades and enabling them to manage increasingly complex global equity trading strategies. Instinet intends to continue to innovate and expand its offering of sophisticated trading services, unconflicted professional sales trading expertise and advanced technological trading tools and products in order to enhance its customers’ equity trading objectives. Recent new Instinet products and services include the CBXSM platform, introduced in January 2004, which is a block-matching system with minimum order size, trade size, and display size parameters that is designed to minimize market impact, facilitate price and size discovery and lower trading costs for its customers when executing large, complex orders, and ProActive SmartRouterSM, also introduced in January 2004, which is enhanced smart-order routing technology that enables customers to display orders simultaneously in multiple liquidity pools. Instinet believes that ProActive SmartRouter will reduce opportunity cost and result in price improvement for its customers.

      Instinet is also currently developing an intra-day crossing service, in addition to its pre- and post-market crossing sessions, which will operate during regular trading hours and which Instinet believes will provide enhanced liquidity for block trades. Instinet expects to introduce its intra-day crossing session by the end of the second quarter of 2004.

      Leverage Instinet’s Unconflicted, Low-Cost Agency Business Model to Increase Our Pension Plan and Mutual Fund Customer Base. Instinet seeks to increase its customer base among pension plans and mutual funds by leveraging its unconflicted, low cost, agency business model for the benefit of these customers by offering trading opportunities without the conflicts of interest found in many traditional brokerage firms which are the subject of increasing press and regulatory scrutiny.

      Enhance Instinet’s Independent Research Offering. Instinet also plans to offer customers access to a broader range of high-quality investment research through exclusive distribution agreements with independent research providers, especially providers that produce research based on direct, unconflicted access to primary sources of information.

INET

      INET is focused on continuing to deliver systems and services that empower its customers to reduce their total transaction costs, improve execution quality and better achieve their trading objectives. INET’s objective is to increase its market share in NASDAQ-listed and U.S. exchange-listed stocks and strengthen its competitive position in the U.S. equities markets. We believe that INET’s substantial liquidity pool, competitively priced services, high-speed and reliable technology, and routing services will enable INET to achieve these goals.

The principal elements of INET’s strategy include:

      Maintain and Expand Liquidity. INET continues to seek ways to maintain and expand its trading volumes in the U.S. markets for NASDAQ-listed and U.S. exchange-listed stocks. As part of its plans to build market share and strengthen its competitive position in U.S. equities securities, INET substantially completed the consolidation of the Instinet and Island ECN order flow into its single marketplace in February 2004. In addition, INET continues to focus on making INET the trading venue of choice for other liquidity pools and to capitalize on its use of routing services to further build up its liquidity. INET also has liquidity in U.S. exchange-listed stocks, particularly American Stock Exchange-listed stocks, significant market share in ETFs, and is continuing to explore various initiatives and pursue regulatory changes to increase its market share in U.S. exchange-listed stocks.

      Maintain Competitive Prices. INET intends to continue to ensure that its pricing for customers is competitive. In October 2003, INET announced a routing pricing initiative that enabled its customers to route orders in NASDAQ-listed securities to other trading venues through Instinet’s smart order-routing technology at significantly lowered prices. INET believes this initiative will lead to an increase in both routed and matched volume in NASDAQ-listed securities. In the future, INET will continue to assess its pricing.

      Offer Competitive Services. INET intends to ensure that it offers a range of services based on customer expectations and to leverage its technology to provide its customers the opportunity to obtain better executions of their trades. INET also continues its efforts to expose INET customer orders to as many other sources of liquidity as possible to achieve this objective. For example, as a result of recently approved NASDAQ rules changes relating to SuperMontage, INET has considered participation in SuperMontage. However, INET first needs to evaluate the consolidation of the Instinet and Island ECN order flow into its marketplace and the impact of the recent SEC proposals on U.S. market structure reform, as well as other competitive alternatives. INET also is currently considering registering as a national securities exchange. See “Certain Factors that May Affect Our Business — Risks Related to Our Industry.” Through this initiative, INET seeks to gain greater control as an SRO or SRO facility that would no longer be subject to regulation by the NASD or another SRO, obtain greater efficiencies in its business, enter a level playing field with its direct competitors, capture a larger share of market data revenue than it currently captures and lower its clearing costs. INET is currently in discussions with the SEC on these issues.

Instinet Group

      In addition to our strategies for each business line, as part of our continued effort to operate as a low-cost provider to increase our efficiency, Instinet Group recently implemented a cost reduction plan to reduce our fixed cost base in addition to our previous cost reduction actions in 2002, and we continue to evaluate further cost reduction initiatives.

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

Our Business

Instinet, the Institutional Broker

      As a global agency securities broker, Instinet offers its customers a broad range of trade, execution, order management and ancillary services designed to enhance their ability to obtain superior execution and to achieve their trading objectives. Instinet customers can use Instinet’s sales trading expertise, sophisticated trading tools and advanced technology to either execute their equity securities orders with Instinet’s other institutional customers on Instinet’s CBXSM platform or access other U.S. trading venues, including INET, or one of the almost 30 non-U.S. securities markets to which we are connected, using Instinet’s smart order-routing technology. Through Lynch, Jones & Ryan, Instinet also provides commission recapture services to pension plans and other financial institutions worldwide. In addition, Instinet is one of the largest independent providers of research and other brokerage services through soft-dollar or other similar arrangements.

      During 2003, Instinet’s average daily trading volume in U.S. equities decreased 1% to 90 million shares from 91 million shares in 2002. Instinet’s average daily consideration (which is based on the value of transactions rather than the number of shares traded) in non-U.S. equities decreased 23% in 2003 to an average daily consideration of $676 million from $874 million in 2002.

      For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Volume Calculations” and “Quarterly Results.”

Customers

      Institutional investors (including mutual funds, hedge funds, pension funds, banks, insurance companies and investment portfolio managers) are the core of Instinet’s customer base. These customers included approximately 1,030 institutional investors in the United States, approximately 567 customers in Europe and approximately 150 customers in Asia as of December 31, 2003.

      Instinet customers fall into the following broad categories:

•	Active Institutions, which generally include mutual funds and asset managers that make stock specific equity investment decisions based on fundamental company research;

•	Passive and Quantitative Institutions, which include mutual funds and asset managers with a passive or quantitative approach to investing;

•	Plan Sponsors, which generally include pension fund managers; and

•	Hedge Funds.

      Instinet offers, and is continuing to develop, product and service offerings tailored to the specific needs of customers within its various customer categories. We believe that by offering customers a tailored package of services and order management and execution functionality, together with anonymous trading and efficient connections to other trading platforms, Instinet can enhance customers’ ability to achieve their specific trading objectives.

Services

      Instinet offers its customers a broad range of sales trading, order management, trade execution and other services, including the following:

Trading Services

      Sales Trading Assistance. Instinet has a dedicated group of sales trading professionals who provide customers with various types of sales and trading assistance and provide technical assistance in the use of Instinet’s screen-based trading systems. Customers trading through Instinet can also place orders by telephone with sales trading professionals, who enter the orders into Instinet’s system on behalf of a customer, and in some cases will work those orders in an attempt to reduce their market impact and achieve price improvement. For example, they may divide a large order into a series of smaller orders that are entered over a period of time, possibly at different prices. Instinet has a dedicated team of sales trading professionals available to assist its customers with their portfolio trading and perform execution quality analysis to assist Instinet customers in their review of transaction costs. Also, Instinet’s Trading Research Group, internally and through third party vendors, performs transaction cost analysis to assist portfolio managers and traders in their effort to track and evaluate trading costs. In addition, Instinet’s Technical Analysis Group produces packaged and customized technical analysis, as well as daily market commentary, to enable customers trading through Instinet to design efficient portfolio and trading strategies.

      As of December 31, 2003, Instinet had 194 sales and trading professionals, of which 98 were located in North America, 67 in Europe and 29 in Asia. In Europe, Instinet sales traders in London are responsible for providing brokerage services to all of its customers and coverage of all of the markets where Instinet operates. Recently, Instinet streamlined its local presence coverage in Europe, centralizing most of its European brokerage services in London. London also has a specialized desk to service European portfolio traders. In Asia, Instinet provides coverage for its Japanese customers and the Japanese market through its Tokyo office, with the remainder of Asia and Australia serviced through Instinet’s Hong Kong office. Instinet also has coverage in each of its offices in the United States, Canada, Europe and Asia to assist customers who wish to place orders through Instinet in a different region (for example, a European institutional investor seeking to trade a U.S. or Japanese equity security). These cross-region trades are also covered by Instinet’s sales and trading professionals for that market, thereby affording our customers in other regions access to local market expertise. Because Instinet has offices worldwide, it also is able to provide sales trading assistance to Instinet customers 24 hours a day without requiring additional sales and trading professionals to be staffed in any one office on a continuous basis throughout the day.

Trading Applications

      NewportTM Execution Management Application. Newport, Instinet’s patent pending execution management application, offers Instinet customers an enhanced environment in which to execute portfolio trade transactions and implement their trade strategies on a global basis. Portfolio trading allows a customer trading through Instinet to execute multiple orders in a number of different securities concurrently, both individually and in conjunction with others, including both orders to buy and sell shares of stock as well as securities that are based on an index or basket of stocks. This portfolio trading capability, combined with Instinet’s global access, also enables Instinet customers to manage and execute portfolios of securities denominated in a number of different currencies. Instinet’s Newport application was developed in conjunction with passive and quantitative fund managers in the United States and Europe and uses Instinet’s existing execution and smart order-routing technology and ICS’ clearing capabilities, as well as Reuters market data infrastructure. In addition, this system facilitates collaboration between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers. We believe these features and services help Instinet customers to manage their orders in a more efficient manner and reduce their operational and transaction costs.

      Instinet Trading Portal SM. Instinet Trading PortalSM (referred to as Portal) is a trading application primarily for Instinet’s active asset managers and hedge funds that enables these customers to enhance their customer interface and smart order-routing technology. This trading application uses Instinet’s existing infrastructure while giving customers a broader view and broader access to multiple markets. With Portal, Instinet customers have the ability to view information for a single stock in multiple markets, increasing their ability to execute their orders in multiple markets for better execution. We believe this enhanced functionality helps these customers to manage their orders in a more efficient manner. In addition, as an Internet-based product, Portal is designed to substantially reduce communication and field service costs associated with our traditional customer display screens.

Execution Services

      Core Execution Services. Instinet provides automated, real-time matching of buy and sell orders for both NASDAQ-listed stocks and U.S. exchange-listed stocks and enables institutional customers to enter orders and execute trades directly with one another through Instinet’s trading applications. Instinet allows its customers to trade with other investors in other U.S. trading venues, including INET, market makers or other ECNs, and almost 30 non-U.S. securities markets using our smart order-routing technology.

      Instinet provides an automated market interaction system with smart-order routing technology, which automatically routes customers’ transactions in NASDAQ-listed and U.S. exchange-listed stocks to Instinet’s institutional liquidity pool or one of the various markets to which Instinet is connected to obtain superior execution. These customers use smart-router technology to route orders to sources of U.S. exchange-listed volume that are not traded directly on the U.S. exchanges, commonly referred to as the “upstairs market,” including Instinet’s institutional liquidity pool, INET and other ECNs and exchanges, as well as to the NYSE’s Super Designated Order Turnaround System (SuperDot), by which NYSE member firms’ orders are electronically transmitted to the NYSE floor.

      In a report published in January 2004 based on data for the 12 months ended September 30, 2003, Plexus Group, an independent market research group, ranked Instinet first in execution quality in U.S. exchange-listed stocks and Instinet tied for second in NASDAQ-listed stocks when compared to a universe of the 15 most-active full-service brokers for which Plexus has data.

      For non-U.S. securities that are not traded in U.S. markets, Instinet primarily provides direct connections to the principal non-U.S. exchanges on which those securities are listed, although customers can also trade directly with each other through Instinet. Instinet also provides an automated market interaction system with smart-order routing technology for these non-U.S. securities. Instinet is a member of 11 non-U.S. exchanges and provides customers with direct access to those exchanges to execute their trades. For more than 20 additional non-U.S. markets, Instinet provides access through local exchange members.

      Negotiating Orders. Our Instinet trading platform utilizes technology that allows our customers to communicate anonymously both with all customers and with specific customers who have placed an order. As a result, customers can determine whether there is interest by another customer in a potential transaction and negotiate the volume and price of that transaction, all directly and anonymously through our system, without requiring any intermediation from anyone or displaying any of the communications or negotiations to other customers. This capability is designed to improve Instinet institutional customers’ performance and efficiency when executing large, complex orders and also allows customers to manage the delivery and execution of their orders by themselves to minimize the market impact of a large order and obtain price improvement.

      Enhanced Block Trading. In January 2004, Instinet introduced CBXSM, an alternative trading platform that is based on Instinet’s existing trading platform, including its smart order-routing technology and anonymous communication and negotiation functionality, and has minimum order, trade-size and display-size parameters. We believe this functionality helps Instinet institutional customers protect their identity and trading strategy, reduce market impact, control information leakage, reduce operational and transaction costs for large orders and increase their opportunity for superior execution.

      The CBX platform is designed to give Instinet customers the opportunity to trade directly with each other without being exposed to other marketplaces unless they choose to do so. Customers control the extent they want to expose their trades to other marketplaces and can manage that exposure effectively and strategically through ProActive SmartRouterSM, which gives them exposure to a much broader liquidity pool than Instinet’s institutional liquidity pool alone. Introduced in January 2004, ProActive SmartRouter allows parts of an order in U.S. equity securities to be simultaneously displayed in both the CBX and multiple other U.S. trading venues, instead of merely directing orders to either Instinet’s institutional liquidity pool or one of the various markets to which Instinet is connected. Displaying an order in only one liquidity pool may carry the opportunity cost of missing the potential for price and size improvement in another liquidity pool. ProActive SmartRouter is designed to reduce that opportunity cost, and we believe use of the ProActive SmartRouter can result in price improvement for the customer.

      Rules Based Trading. Instinet offers customers rules-based trading for systematic trading in global equity markets. Customers can define algorithms to automate global order execution and stock selection using Instinet’s rules engine. The rules engine offers customers pre-defined trading rule modules, enabling them to pick and choose the rules they want to use to build customized trading strategies. We believe this functionality significantly increases our customers’ efficiency by making it easy to monitor thousands of orders across U.S., European and Asian markets simultaneously.

      Extended Hours Trading. Instinet allows customers to input orders for a security and execute the trade with other customers in Instinet’s institutional liquidity pool before, during and after normal market hours. This permits Instinet to make the liquidity pool generated by its customers available on a 24-hour basis. This service has also allowed Instinet to expand globally to include customers and markets in Europe and Asia, whose trading hours do not coincide with those in the United States. Extended hours trading has been a particularly important innovation for Instinet customers when material information about a market or company is released or reported after that market or the principal market for that company’s securities is closed. When a pre- or post-market price-moving event occurs, market participants can interact directly at their election to discover a price, which could be significantly different from the closing price, at which they can trade following dissemination of news regarding the event. For example, after Comcast Corporation announced a surprise bid for The Walt Disney Company before the open on February 11, 2004, 13.8 million Disney shares traded through Instinet between the close on February 10, 2004 and the open on February 11, 2004. This represented approximately 181% of average daily trading volume of Disney during the prior 90-day period.

      Crossing Services. Through Instinet Crossing®, customers may enter buy or sell orders in U.S. traded securities for execution in a “crossing session.” In a crossing session, Instinet electronically aggregates all orders to buy or sell at a pre-specified time, matches (or “crosses”) them with other orders to sell or buy, respectively, and automatically executes them at a pre-determined benchmark price. A crossing trade will be executed only if there is a counterparty for that order (or portion of an order). Instinet Crossing® provides an electronic platform with enhanced liquidity for block trades and better pricing outside regular trading hours than traditional brokerage or other intermediaries might provide, together with the reduced trading risk of a pre-determined benchmark price. Instinet has two crossing sessions each trading day, both of which occur outside of regular trading hours, the more significant of which is in the evening. Following the close of the market each day, Instinet has one crossing session for orders priced at that day’s closing price. Before the market opens, Instinet has another crossing session using the volume-weighted average price for that trading day. Instinet is also currently developing an intra-day crossing session, which will provide regularly scheduled crossing sessions during regular market hours and which Instinet believes will provide enhanced liquidity for block trades. Instinet expects to introduce its intra-day crossing session by the end of the third quarter of 2004.

      In addition, Instinet offers customers a crossing system for Japanese equity securities. JapanCrossingSM enables customers worldwide to enter orders to buy or sell Japanese equity securities in a pre-market crossing session at the volume-weighted average price for that trading day. Instinet also offers its customers access to a crossing system for foreign currencies through the patent pending Instinet FX CrossSM system, our alliance with Citibank, N.A. The Instinet FX Cross, which began operating in December 2002 for our North American customers, enables customers to execute large currency transactions anonymously at a transparent market price. The Instinet FX Cross currently offers two crossing sessions per day in 12 currencies, to be executed at the CitiFX Benchmark rate against Citibank, N.A., the counterparty.

Other Services

      Soft Dollar Program. Institutional investors often allocate a portion of their gross brokerage transaction fees for the purchase of independent third-party research products, as well as other brokerage services. The amounts allocated for those purposes are commonly referred to as soft dollar revenues. Instinet is one of the largest independent providers of research and other brokerage services through soft dollar or other similar arrangements, and has offered soft dollar programs for over 15 years. Instinet offers soft dollar programs in order to increase the amount of business institutional customers conduct through Instinet, thereby increasing its transaction volumes and the depth of its institutional liquidity pool. We continue to focus on these programs, as part of our efforts to strengthen our unconflicted global electronic agency brokerage business. In particular, Instinet is continuing to develop tailored packages of independent third-party research products for its various customer categories. Instinet also offers customers proprietary research tools and services, including The Great Lakes Review, offered by our subsidiary, Lynch, Jones & Ryan, which focuses on uncovering stock opportunities among lesser-known companies in the Midwest. In addition, Instinet continues to make available soft-dollar payment options to its customers in connection with their use of the Reuters Research and Analytics (R&A) product, an integrated equity workstation that provides users with real-time quotes and news as well as advanced analytics.

      In 2003, more than one-third of Instinet’s U.S. customers obtained third-party research services from us on a soft dollar basis. The portion of our transaction fee revenue representing soft dollar revenues is offset dollar-for-dollar by expenses we incur in paying for research from independent third parties. Instinet made approximately $100 million in soft dollar payments to independent research providers on behalf of all customers trading through Instinet in 2003.

      BrokerShareSM. BrokerShare allows institutional customers to execute trades at Instinet and allocate a portion of their gross brokerage transaction fees to third party broker-dealers, chosen by the customer, for the purchase of independent third-party research products, as well as other brokerage services. BrokerShare enables Instinet customers to enter orders directly into Instinet, without the assistance of a third party broker-dealer, which gives customers the ability to execute trades without revealing their trading strategies to other broker dealers.

      Research. Consistent with our agency brokerage approach, we believe Instinet customers can benefit from greater availability of research provided by independent research providers who have no actual or potential conflicts of interest with respect to the companies they analyze. In addition to the independent third-party research that Instinet provides to its customers through soft dollar programs (described above), Instinet distributes research for selected independent research providers and offers a proprietary research service, through its subsidiary, Lynch, Jones & Ryan. Instinet customers, primarily institutional investors, generally use soft dollars or other similar arrangements to pay for these products and services as well.

      Instinet’s research is designed to enable its clients to design efficient portfolio and trading strategies. Instinet currently distributes research for the following selected research providers:

•	Datamonitor is a leading strategic business information and market analysis company. Datamonitor provides highly customized healthcare research and analysis to Instinet clients.

•	Ross Smith Energy Group is an independent research service focused on the Oil & Gas sector. RSEG Group has an in-house analyst team consisting of 15 energy, finance, and economics professionals. Additionally, RSEG clients have access to a network of more than 125 experts including Reservoir Engineers, Scouts, Pipeline Consultants, Geologists, Gas Marketers, and Forensic Accountants.

•	Retail Intelligence Group is an independent market analysis and research company focused on providing investment research and analysis on the retail, restaurant, and food service sectors.

•	Ducker Industrial Standards is a consulting service that focuses on the auto, industrial and home-building sectors by using their own industry experts and external industry experts.

In proprietary research, Instinet offers:

•	Technical Analysis Group produces packaged and customized technical analysis, as well as daily market commentary.

•	The Great Lakes Review focuses on uncovering stock opportunities among lesser-known companies in the Midwest.

      Commission Recapture. As part of the transactional services Instinet provides to financial institutions, pension plans and other funds through their sponsors, such as corporations, unions, state and local governments, endowments and foundations, Instinet, through its subsidiary, Lynch, Jones & Ryan, enables customers to recapture a portion of the gross transaction fees that their fund managers pay us. As of December 31, 2003, Lynch, Jones & Ryan provided these services to approximately 1,400 of its financial institution, pension plan and other fund customers. In addition, Lynch, Jones & Ryan provides its plan sponsor customers with services that assist them when they transfer assets from one money manager to another. For example, Instinet’s crossing, portfolio trading and trading research services can help these customers manage this transition.

INET

      INET is an electronic marketplace that offers U.S. broker-dealers one of the largest liquidity pools in NASDAQ-listed stocks, as well as liquidity in U.S. exchange-listed securities and significant market share in ETFs. INET also provides its customers with access to other major U.S. trading venues, currently through Instinet’s smart order-routing technology. In addition, through ICS, INET provides clearing and settlement services for both INET and Instinet, and also provides correspondent clearing services to a several securities brokers in the United States.

      During 2003, INET, which represents the consolidation of the broker-dealer order flow of the Instinet ECN and the Island ECN, accounted for 23.8% of the total trading volume in NASDAQ-listed stocks. In 2003, INET’s average daily matched trading volume in NASDAQ-listed stocks increased 41.2% to 401 million shares from 284 million shares in 2002 (the Island ECN’s trading volume is included in the 2002 figure only after September 20, 2002). INET also accounted for 2.3% of the total trading volume in U.S. exchange-listed stocks during 2003, and INET’s average daily matched trading volume in U.S. exchange-listed stocks increased 122.0% to an average volume of 44 million shares from 20 million shares in 2002 (similarly, the Island ECN’s trading volume is included in the 2002 figure only after September 20, 2002). Matched volume reflects transactions where the buyer and seller are matched on INET.

      For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Volume Calculations,” “Calculation of INET Volumes” and “Quarterly Results.”

Customers

      Market professionals (broker-dealers, including NASDAQ market makers) represent the core customer base of INET. As of December 31, 2003, INET provided equities trading services to approximately 800 broker-dealers in the United States.

      INET’s customers fall into the following broad categories:

•	Traditional Broker-Dealers, which include market makers, agency traders and broker-dealers sponsoring institutional and retail customers;

•	Direct Access Brokers-Dealers, who provide smaller institutions, retail customers and individual professional traders electronic access to the markets; and

•	Program Driven Traders, which include customers who execute a variety of arbitrage strategies and use automated computer processes to trade.

Services

      INET offers its customers matching and routing services through its ECN, representing the consolidation of the order flow of Instinet ECN and Island ECN, including the following:

      Core Execution Services. INET provides the automated matching of buy and sell orders for both NASDAQ-listed stocks and U.S. exchange-listed stocks. Through the INET trading platform, INET customers are able to enter orders and execute trades directly with one another. Direct trading between customers over INET’s platform creates a deep liquidity pool, in particular for NASDAQ-listed stocks and ETFs.

      Trading Platform. Inlet® is INET’s proprietary Java-based, Internet-based market data and order handling trading application that permits its customers to place orders in INET’s marketplace. As part of INET’s efforts to consolidate its order handling trading applications into a single platform, INET is in the process of deploying the INET Terminal, INET’s new proprietary market data and order handling trading platform. The INET Terminal also allows INET U.S. broker-dealer customers to access other major U.S. trading venues, including other ECNs and the NYSE, using Instinet’s smart order-routing technology. The INET Terminal is designed for reliable, anonymous, high-speed trading at low cost. It offers advanced order functionality that we believe allows our customers to control transaction costs and to obtain superior execution by managing their own trade strategies. INET anticipates discontinuing use of Inlet by the end of March 2004 and expects to complete the deployment of the INET Terminal by the end of the third quarter of 2004.

      Infocenter. Infocenter is an automated Internet-based system for INET customers that provides quick access to customer trade information, billing, and other customer related information. Infocenter also enables INET customers to place new orders through the Internet as well as manage existing orders; however, Infocenter does not allow customers to view other orders on the INET platform or access other major U.S. trading venues.

      Support Services. INET has a dedicated staff who provide customers with technical assistance in the use of INET’s screen-based trading systems. INET also allows customers to place orders by telephone with its staff, who enter the orders into INET’s system on behalf of a customer.

      Extended Hours Trading. INET allows customers to input orders for a security and execute trades with other customers in our liquidity pool before, during and after normal market hours. This permits INET to make the liquidity pool generated by its customers available from 7:00 a.m. until 8:00 p.m., New York City time.

      Clearing and Settlement Operations. Through our subsidiary, ICS, INET provides clearing and settlement services in nearly all of the markets in which we execute trades for customers. INET and Instinet both self-clear through ICS, and ICS also clears and settles for a number of broker-dealer customers. As part of Instinet Group’s cost saving initiatives and integration efforts in connection with our acquisition of Island, Island’s trading activity from I-Clearing Corp. was converted to ICS in January 2003.

      ICS’ clearing and settlement operations are similar in design and function to other clearing brokers. ICS is responsible for a variety of activities that take place after a securities trade has been executed, including confirming trades before settlement, submitting executed transaction information to industry clearing and settlement utilities, managing failed trades, communicating trade and settlement data including allocations to customers, managing corporate actions and updating and maintaining books and records. ICS uses its proprietary Clearing Information SystemTM (CIS) to handle customer ticketing, processing of allocations and communications with industry clearing agents, depositories and books and records processing providers. In February 2003, INET replaced portions of CIS with a new system for the processing of trades for its U.S. broker-dealer customers. We believe that this new system will improve the efficiency of CIS by providing increased capacity to process significantly higher volumes of trades for these customers. ICS is in the process of replacing the remainder of CIS with a new system for the processing of trades for institutional customers. We expect this replacement to be substantially completed by the end of 2004. For processing of books and records, ICS uses Automated Data Processing, Inc. (ADP) in the United States, Nomura Institute’s I-Star system in Japan and ACT Fiscal for all other non-U.S. business.

      Correspondent Clearing. In addition to standard clearing services, ICS provides a package of clearing services (known as correspondent clearing) to several securities brokers in the United States. These services include transaction processing, clearing and settlement of trades, recordkeeping and financing, as well as various products and services oriented toward the institutional investor community.

Our Investments

      We have made a number of investments in companies with operations or technology to enhance our core service offerings in our global electronic agency securities business. We have beneficial ownership interests in the following companies:

•	7.0% of WR Hambrecht + Co., Inc., a U.S.-based investment banking firm that enables issuers to conduct auction-based securities offerings via the Internet through its OPENIPO®. In addition, we have an option to buy additional shares in the event WR Hambrecht becomes a publicly-traded company. WR Hambrecht has also issued warrants that, if fully exercised, would dilute our ownership interest to 6.36%.

•	4.8% of the voting interest of Archipelago Securities, LLC, the parent company of Archipelago Exchange, which is Pacific Exchange’s equity trading facility. In March 2002, Archipelago, LLC merged with REDIBook ECN LLC, another ECN.

•	47.9% of Tradeware S.A., a European-based provider of integrated order routing solutions to broker-dealers in Europe. We also have warrants that, if fully exercised, would increase our beneficial ownership to 57.3%.

•	12.8% of Starmine Inc., a U.S.-based provider of independent ratings of Wall Street equity analysts.

•	9.8% of e-Xchange Advantage Corporation, a partnership with The NASDAQ Stock Market, formed to develop securities electronic trading systems and tools.

•	1.7% of The NASDAQ Stock Market, Inc., a company that operates an electronic stock market in the U.S.

      We owned 50% of Japan Cross Securities Co., Ltd., a joint venture with Nikko Salomon Smith Barney Ltd. established to provide a crossing service for Japanese equity securities. In September 2003, we sold our 50% interest to Nikko Salomon Smith Barney Ltd. for approximately $1.5 million. As part of this transaction, JapanCross Securities Co., Ltd. transferred the JapanCross crossing service to us.

      We also owned 13.8% of TP Group LDC, a consortium that owned 38.9% of virt-x, an electronic order-driven equities market for pan-European securities. In February 2003, SWX Holding AG, a subsidiary of SWX Swiss Exchange, the Swiss market body, acquired 92% of virt-x. TP Group LDC received £13.6 million in connection with the sale and was subsequently liquidated. We received approximately $3.0 million as part of the liquidation in March 2003.

Exchange Memberships

      Overall, through our subsidiaries, we are a member of 21 exchanges in North America, Europe and Asia, and we continue to develop our direct connections to non-U.S. exchanges. The following chart shows our various exchange memberships:

EXCHANGE MEMBERSHIPS

North America	Europe	Asia-Pacific Region

American Stock Exchange
Archipelago Exchange(1)
Bermuda Stock Exchange
Boston Stock Exchange
Chicago Board Options Exchange
Chicago Stock Exchange
National Stock Exchange(2)
New York Stock Exchange
Philadelphia Stock Exchange
Toronto Stock Exchange	Euronext(3) Frankfurt Stock Exchange London Stock Exchange Helsinki Stock Exchange Milan Stock Exchange OFEX plc Stockholm Stock Exchange Swiss Stock Exchange virt-x	Hong Kong Stock Exchange Tokyo Stock Exchange

(1)	Archipelago is the Pacific Exchange’s equity trading facility.

(2)	As of November 7, 2003, Cincinnati Stock Exchange changed its name to National Stock Exchange.

(3)	Euronext is a consolidation of the Paris, Amsterdam, Lisbon and Brussels stock exchanges. We currently provide customers with access to Euronext for trades in French and Dutch stocks.

Marketing and Communications

      Our marketing and communications strategy is focused on the following goals:

          Instinet, the Institutional Broker

•	Creating awareness and positive perceptions of key products and services, including unconflicted sales trading expertise, access to liquidity pools around the globe, and intelligent trading tools, as well as Lynch, Jones & Ryan’s commission recapture services.

•	Increasing business with existing customers as well as attracting new customers.

          INET

•	Creating awareness and positive perceptions of INET’s deep and diverse liquidity, reliability, speed, and neutrality.

•	Increasing business with existing customers as well as attracting new customers.

      We pursue these goals through a combination of several marketing communications strategies. These include print and broadcast advertising, interactive marketing on our own websites and other online channels, sponsorships of customer events, direct one-to-one marketing, traditional public relations and a variety of alliances and co-marketing programs and the production of client newsletters, premiums and promotional items. Through our website, prospective customers can get detailed information on our services, as well as news about us and our market environment.

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

      Our systems provide customers with efficient service and have a proven track record of reliability and adaptability as usage has increased and service and product offerings have expanded. Our systems are designed to be interoperable and flexible. For example, our core matching systems use an architecture that allows us to independently develop and evolve the functionality of the systems in different areas as business needs and opportunities demand.

      We have four core data centers that enhance the capacity and reliability of our Instinet and INET trading platforms. Our two core data centers for Instinet are located in Jersey City, New Jersey and Bedford, Massachusetts. These two data centers support client connectivity, as well as trading and execution systems, clearing and settlement operations and customer interfaces. They also provide redundancy for Instinet’s critical applications, systems and services, allowing Instinet to continue to operate from either site should the other site fail. INET is supported by two data centers located in Secaucus and Jersey City, New Jersey. These two data centers support client connectivity, trading and execution systems, as well as customer interfaces. If one of our four data centers were to be damaged, disabled or otherwise fail or experience difficulties, it might be more difficult for us to continue operating without disruption to our services. In order to mitigate this risk, we have installed additional power, telecommunications and hardware at the four core data centers that support both the Instinet and INET systems. In addition, our network infrastructure is able to support both Instinet and INET client connectivity and critical systems and services from any of these four facilities, with each one being able to provide independent support. We also have two subsidiary data centers and distribution points in London serving Instinet’s customers in Europe.

Instinet

      Instinet uses a range of sophisticated technologies, including Linux, Tibco’s Rendezvous, Oracle, Java and Enterprise Java Beans (EJB), for the various components of its systems, including its central order matching engines, crossing services and order management functions.

      Currently, customers can access Instinet’s trading platform through Instinet® display screens, direct links to Instinet’s systems from those of its customers using the Financial Information Exchange (FIX) protocol, or other protocols, or Instinet’s proprietary software. Recent products that Instinet has developed to access its marketplace include:

•	Instinet Trading Portal SM, Instinet’s trading application primarily for active asset managers and hedge funds. Portal’s Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with traditional customer display screens.

•	NewportTM, a patent pending program-trading solution aimed primarily at passive and quantitative fund managers. Newport allows for interaction between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers, which improves customers’ ability to execute program trades in global markets.

•	Direct-FIX technology, an upgrade that offers enhanced trade reporting functionality and access to Instinet’s smart order-routing technology and market data. This upgrade combines faster connectivity with richer trading functionality than its predecessor and is more cost-effective for Instinet.

      Most of the methods of connecting to Instinet’s system are by means of dedicated networks provided by Radianz, a joint venture between by Reuters and Equant Finance B.V. However, Instinet also provides alternative methods of connectivity, if possible, to those customers who choose not to use Radianz. Instinet no longer provides proprietary communications and connectivity systems to customers, but instead offers various other methods of connectivity, including Internet-based systems and technology provided by third party vendors. As a result, Instinet customers are responsible for their own communications and connectivity requirements. The availability of alternative methods of connectivity also provide Instinet customers with multiple options for access to Instinet’s trading platform.

INET

      INET uses a number of proprietary and other technologies, including Linux, Windows, Java and Microsoft SQL, for the various components and operational support of its trading system.

      Customers can access INET’s trading platform either directly, through the use of INET’s proprietary technology, or through third-party trading platforms for which INET has developed various products to allow those trading platforms to access its trading platform. Products that INET has developed to access its trading platform include:

•	Inlet®, a proprietary Java-based, Internet-based, market data and order handling platform that permits subscriber customers to place orders in INET’s trading platform. As part of INET’s efforts to consolidate its order handling trading applications into a single platform, INET is in the process of deploying the INET Terminal, INET’s new proprietary market data and order handling trading platform. INET anticipates discontinuing use of Inlet by the end of March 2004 and expects to complete the deployment of the INET Terminal by the end of the third quarter of 2004.

•	OUCH®, a proprietary protocol that provides subscriber customers with a fast, efficient means of entering orders in INET’s trading platform. OUCH® allows investors to access INET’s trading platform, either directly or through a third-party trading platform, to place orders and monitor order and trade information. All orders, whether entered by direct OUCH® users or users of INET’s other connectivity products, are entered into INET’s trading platform through the OUCH® protocol.

•	ITCH®, a data feed provided to vendors that disseminates INET’s order and trade information. INET’s data feed contains information concerning buy and sell orders, last match price, and other information that is specific to INET’s system. INET’s data feed utilizes a proprietary protocol specifically designed for the high-speed dissemination of real-time order book information. INET has entered into arrangements with data vendors such as Reuters and Bloomberg that repackage INET’s data feed and sell it to others.

•	BookViewer® a proprietary Internet application that provides a free, real-time, interactive venue for customers to view the INET order book.

•	FIX Connectivity, a product that allows subscriber customers and vendors that have adopted the FIX protocol to connect to INET’s trading platform quickly without incurring significant additional technology costs.

      Currently, INET provides its customers with access to other major U.S. trading venues by allowing its customers to connect directly to Instinet’s smart order-routing technology. As part of INET’s efforts to consolidate its order handling trading applications into a single platform, INET is in the process of deploying the INET Terminal, INET’s new proprietary market data and order handling trading platform. INET anticipates discontinuing use of Inlet by the end of March 2004 and expects to complete the deployment of the INET Terminal by the end of the third quarter of 2004. INET is also considering developing its own smart order-routing technology for use solely by INET customers that would provide access to either the INET liquidity pool or one of the various markets to which we are connected and would replace INET’s use of the Instinet smart order-routing technology.

      INET offers various methods of connectivity, including Internet-based systems and technology provided by third party vendors. As a result, INET customers are responsible for their own communications and connectivity requirements. The availability of alternative methods of connectivity also provides INET customers with multiple options for access to INET’s trading platform.

      INET is in the process of phasing out IslandNet®, INET’s managed network service that provides simplified connectivity to INET’s trading platform and fully-redundant access over a private network to INET’s full range of products, by the end of the second quarter of 2004. INET no longer offers IslandNet to new customers; however, INET has made arrangements through Radianz to accommodate those customers still using IslandNet. INET has also partnered with other leading providers of front-end trading platforms, network services and trade and order management systems to expand access to INET’s matching services and data information. These third-party systems generally connect to INET’s trading platform through OUCH® or FIX and then redistribute this connectivity to their customers.

      In order to deal with increasing demands on our execution and clearing capacity in our equity securities trading system due to greater service levels and external circumstances such as decimalization, our technology staff is dedicated to managing our capacity. We believe that it will be important not only to add capacity in the future, but to make this capacity more flexible to handle the complexity of changing circumstances. We have a test network to simulate complex system trading scenarios and to carry out various performance tests on our capacity. In addition, we have other ongoing capacity projects relating to clearing and other areas.

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

Competition

      The financial services industry generally, and in particular, the securities brokerage business in which we engage is very competitive, and we expect competition to remain intense in the future. We expect to face competition from a number of different sources varying in size, business objectives and strategy. In our various businesses, we compete with the following entities and types of entities, among others:

•	market makers, exchange specialists, and other traditional broker-dealers (including many of our own customers) acting as agent or principal;

•	traditional and electronic trading methods in use on U.S. and international exchanges, including NYSE specialists and the electronic matching systems of international exchanges;

•	NASDAQ’s SuperMontage system, which enables market participants to trade electronically in NASDAQ-listed and U.S. exchange-listed stocks;

•	Archipelago Exchange, which is the Pacific Exchange’s equity trading facility;

•	NYSE Direct+, which enables market participants to enter limit orders to execute electronically against the best-priced buy and sell orders displayed on the NYSE, the NYSE’s Institutional XPressTM, and NYSE OpenbookTM products;

•	ECNs, ATSs, electronic brokers and other electronic trading systems, including but not limited to BRUT ECN, Bloomberg Tradebook, and ITG, Inc.;

•	automated trade execution services developed by third party vendors for commercialization in a wide range of financial products markets;

•	commercial banks and other financial institutions; and

•	trading system software companies.

      Both Instinet and INET compete on the basis of a number of factors, including:

•	total transaction cost;

•	amount and frequency of price improvement;

•	quality and frequency of executions;

•	price;

•	the depth and breadth of our liquidity pools;

•	our speed and quality of connectivity to other trading markets;

•	anonymity of customer orders;

•	quality of service;

•	functionality and ease of use of our trading platforms; and

•	reputation.

      Instinet also competes based upon the quality and availability of our value-added brokerage and research services.

      We have experienced intense price competition in our equity securities business in recent years that may continue as a result of the following factors:

•	continuing advances in technology;

•	regulatory limitations;

•	abundance of providers and ease of entry into the business, particularly for INET;

•	increased customer awareness and regulatory scrutiny of execution costs; and

•	continuing unbundling of financial services.

      Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. To maintain our customer base and attempt to counter this pressure, we have aggressively reduced pricing, reduced fees for taking liquidity and offered rebates for providing liquidity for our U.S. broker-dealer customers. In addition, we seek to continue to enhance our products and services; leverage our unconflicted, low-cost agency business model; enhance our independent research offering; maintain and expand liquidity; maintain competitive prices and offer competitive services.

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

      Competition may remain intense for the following principal reasons:

•	When the profitability of broker-dealers came under significant pressure due to the general economic downturn as well as the impact of decimalization, broker-dealers increased their focus on expenses and awareness of cost. Although volumes have improved somewhat recently, the focus on trading costs and resulting price pressure may persist.

•	As our customers have improved their technology, their ability to change their trading venue has increased, allowing changes based upon relatively small changes in prices. This trend may persist.

•	NASDAQ is a for-profit entity that operates SuperMontage, an order-driven execution system that directly competes with ECNs. NASDAQ continues to make changes to SuperMontage to enhance its competitiveness. NASDAQ’s enhancements to SuperMontage are intended to further its ability to compete with us and other market participants for order flow, trading volume, and revenues.

•	The NYSE has proposed enhancements to its Direct+ system to expand market participants’ ability to execute orders electronically at the best bid and offer on the NYSE.

•	Regulatory changes have altered, and may continue to alter, the competitive landscape in which we operate. Sometimes these changes give our competitors competitive advantages over us. For example, the structure of the U.S. equity securities markets may be due for significant changes as a result of the SEC’s proposed Regulation NMS.

•	Competitors who apply for and receive status as securities exchanges or facilities of an exchange will be able to benefit from their exclusive participation in the various NMS systems. As a result, these competitors may have an advantage over us in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and NASDAQ-listed stocks. In addition, there may be other potential competitive advantages associated with securities exchange status, including a role in the governance of NMS systems, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to NMS systems, including ITS, which enables an ATS to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make its own orders available for execution through ITS. In addition, as exchanges, these competitors would become SROs or SRO facilities, no longer subject to regulation by the NASD or another SRO. NASDAQ has applied to register as a national securities exchange. Another competitor, Archipelago Exchange, currently operates as the equity trading facility of the Pacific Exchange.

•	Competitors may be able to obtain advantages over us through their association with SROs that impose less restrictive rules and regulations on their operations than our SROs apply to us. These SROs also may share a greater percentage of revenues they obtain from these competitors’ trading activity with them than our SROs share with us. For example, the NASD regulates and polices the NASDAQ market, regulates the activities of our U.S. broker-dealer subsidiaries, holds a controlling stake in NASDAQ and operates the ADF. The NASD is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to NASDAQ’s competitive benefit as a securities marketplace and our competitive disadvantage.

•	Multi-service competitors are able to cross-subsidize their agency brokerage and market making activities, with which we directly compete, with their revenues and profits from their other activities in which we do not engage, such as principal trading and investment banking.

•	New competitors have emerged, including companies who provide use of order routers or similar technology, that may not need to have any securities industry experience or be subject to securities industry regulations and potentially may compete against us effectively with lower overhead costs. Some of these competitors may also be better positioned than we are to exploit recent developments in Internet-related technology and to build more attractive or flexible competing products that could capture some of our business.

•	A variety of existing companies may seek to expand their own businesses to compete against us because of the size of the securities markets, the relationships between information and trading, and the importance of technology in creating efficient trading systems. These potential competitors could include companies that provide trading services for products and services other than securities, software companies, information and media companies, and other companies that are not currently in the securities business.

•	Commercial banks and other financial institutions have expanded their product offerings to include many of the financial services traditionally provided by broker-dealers. We expect competition from commercial banks to increase as a result of regulatory initiatives in the United States to remove or relax restrictions on combining commercial banks and other types of financial service providers.

•	Consolidations and alliances among broker-dealers and ECNs and between commercial banks and broker-dealers have resulted, and we believe will continue to result, in increasingly large and well-capitalized financial service providers. Consolidation has occurred between multi-service financial institutions and market makers (including exchange specialists) that could result in better-capitalized market makers that compete directly with us and our agency brokerage model.

•	As a result of decimalization and other factors, some market makers continue to move from a business model in which they trade as principal for their own account to an agency business model in which they charge commissions rather than profit from the “bid-ask” spread. The SEC’s interpretation of Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a “riskless” principal basis, rather than only on an agency basis, may further encourage this trend. These developments may increase our competition, particularly in the provision of soft dollar programs.

•	Certain ATSs that are not subject to the fair access requirement of Regulation ATS in particular securities may have greater flexibility than INET in pricing their services to specific customers and therefore may have a competitive advantage over INET in attracting the business of such customers.

•	NASDAQ currently acts as exclusive SIP for NASDAQ-listed stocks, and the SROs trading NASDAQ-listed securities, including NSX, are required to provide quotation and trade data to NASDAQ in its role as exclusive SIP. NASDAQ receives a share of the fees its collects from market participants to whom it disseminates these data. This role has given NASDAQ certain financial and other competitive advantages. In recognition of NASDAQ’s role as a competitor, however, the replacement of NASDAQ as exclusive SIP is expected to occur sometime in the future. See “— Industry Background” and “— Regulation.”

      For a further discussion of the risks relating to our competitive environment, see “Risk Factors — We Face Substantial Competition That Could Reduce Our Market Share and Harm Our Financial Performance.”

Regulation

      As a securities broker, an operator of several systems considered ATSs and an ECN under SEC regulations and an operator of a clearing business for our own customers and third parties, we are subject to extensive regulation in the United States and in certain other jurisdictions in which we operate. This regulatory framework generally applies directly to our subsidiaries that are registered or licensed in the various jurisdictions. Instinet, LLC, Inet ATS, Inc., Island Execution Services, Inc., Instinet Clearing Services, Inc., Lynch, Jones & Ryan, Inc. and Harborview LLC are each registered as U.S. broker-dealers with, and are subject to regulation by, the SEC and other entities, as described below. Inet Futures Exchange, LLC is registered as a contract market with the CFTC and a limited purpose national securities exchange with the SEC.

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

      Regulation covers all aspects of our brokerage business, including:

•	registration of offices and personnel;

•	conduct of personnel;

•	access to our ECN and ATSs;

•	acceptance, execution, clearing and settlement of customer orders;

•	trading practices;

•	record keeping;

•	capital structure;

•	capacity, integrity and security standards for our trading systems;

•	sales practices and advertising; and

•	handling of customer funds and securities and supervision of accounts in connection with our wholesale business.

      In addition, our business may be significantly affected by regulation that extends to the structure of the markets for equities securities.

      The various governmental authorities and industry SROs that supervise and regulate us generally have broad enforcement powers. If we fail to remain in regulatory compliance, we could be censured or fined. Alternatively, regulators could issue cease-and-desist orders against us, prohibit us from engaging in some of our businesses, or suspend or expel us or any of our officers or employees from the securities industry. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties. In the case of non-compliance, we could also, in some situations, be subject to civil lawsuits by customers, in some cases for substantial damages. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel.

Our U.S. Activities

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Our U.S. brokerage and clearing subsidiaries are registered with the SEC as broker-dealers, and our brokerage subsidiary, Instinet, LLC, is also registered with the SEC as an investment advisor. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which has been designated by the SEC as our principal regulator. The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealer industry and govern the market structure of NASDAQ. These rules regulate the conduct of our U.S. broker-dealer subsidiaries and their activities in NASDAQ-listed and U.S. exchange-listed stocks. The NASD also conducts periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealer and clearing subsidiaries also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business. Instinet, LLC, Instinet Clearing Services, Inc., The Inet ATS, Inc., Island Execution Services, Inc., Lynch, Jones & Ryan, Inc. and Harborview LLC are also subject to regulation by the exchanges of which they are members.

      In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation (SIPC). SIPC provides certain protection for customers’ accounts in the event of the liquidation of a broker-dealer. SIPC is funded through assessments on registered broker-dealers, including us.

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

      In recent years, the SEC and the NASD have proposed and adopted a number of regulatory changes in an effort to shape or respond to developments in the securities markets and market structure that have resulted from advances in technology and the growth of electronic trading. Because a substantial part of our business involves electronic trading and relies heavily on technological advances, these proposals may have a direct and substantial impact on us.

The Order Handling Rules

      The SEC adopted the order handling rules for market makers and exchange specialists in 1996. These rules took effect with respect to NASDAQ-listed stocks in 1997. The order handling rules prohibit a market maker or exchange specialist from displaying its own limit order for a stock through an ECN at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that stock and permits execution against those orders through the facilities, or pursuant to the rules, of an SRO. Similarly, a market maker that receives a limit order priced better than its own published quote must generally either execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. Regulation ATS, discussed below, requires an ATS meeting certain volume thresholds in a particular stock to provide all of its best-priced subscriber orders in that stock, including institutional orders, to an SRO for public display and provide execution access to these orders.

      When the order handling rules were introduced, Instinet was the first and only existing ECN, and the best bids and offers from the Instinet trading system were directly displayed for the first time in the NASDAQ quote montage. The order handling rules, however, facilitated the proliferation of ECNs by providing a role for ECNs in the display and execution of orders. As additional ECNs came into existence, their quotes were also displayed in and accessible through the NASDAQ market, which has produced greater price transparency for investors in the market for NASDAQ-listed stocks and resulted in greater competition for us.

      Since the introduction of the order handling rules, the SEC’s Division of Market Regulation has issued a series of “no-action” letters to the ECNs operated by Instinet and Island (now INET) over a number of years verifying and extending their status as ECNs in compliance with these rules. The most recent “no-action” letter for Island ECN (now INET) is valid until April 6, 2004. The Division continues to condition its “no-action” positions upon, among other things, specified limitations on the fees we charge brokers who are not subscribers to our systems for executing orders on our systems displayed on an SRO through the SRO’s facilities or according to the SRO’s rules (fees commonly known as “access fees”). The Division also conditions its positions upon our representation that the trade execution and communication systems of the ECN operated by INET are able to handle anticipated present and future peak trading volumes. In connection with its annual examination of the capacity of market participants, the Division has in the past raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity, which we believe we have addressed. The Division also has in the past raised issues regarding our access fees. We expect that the Division will continue to extend its “no-action” positions, but we cannot assure you that it will do so or that its applicable rules or the enforcement of those rules will not change.

Regulation ATS

      In December 1998, the SEC promulgated new rules relating to the regulation of certain ATSs. The SEC expanded its interpretation of the definition of “exchange” under the U.S. securities laws to encompass a range of electronic brokerage activities, including certain of those conducted by us. Specifically, the Instinet Real-Time Trading Service (Instinet RTTS), Instinet CrossingSM systems, Instinet Continuous Block CrossingSM system, and INET. At the same time, Regulation ATS permits an ATS to be registered as a broker-dealer, rather than as a national securities exchange with the SEC, if the ATS complies with the applicable requirements of the regulation.

      The requirements of Regulation ATS applicable to us include:

•	mandatory public display of the best-priced buy and sell orders displayed within certain of our systems to subscribers through an SRO and providing broker-dealers with access to these orders via an SRO’s facilities or according to an SRO’s rules;

•	limitations on the fees charged to broker-dealers for accessing system orders displayed through an SRO, and compliance with SRO rules relating to these fees;

•	the establishment of written standards for granting access to trading on our systems, and not unreasonably prohibiting or limiting access to the services offered by our systems by applying these access standards in an unfair or discriminatory manner (known as the “fair access requirement”);

•	the establishment of and application of capacity, integrity and security standards; and

•	additional notice, recordkeeping, reporting, confidential treatment and other requirements.

      We have modified and enhanced our trading systems to comply with Regulation ATS and continue to review and monitor our systems and procedures for compliance. The SEC’s proposed Regulation NMS would reduce the volume threshold for the application of the fair access requirement of Regulation ATS. See “— Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

Exchange Registration and the INET Exchange Application

      As a consequence of their compliance with the requirements of Regulation ATS, none of the ATSs we operate currently are required to register as a national securities exchange under applicable U.S. securities laws. However, it is possible that INET’s future share of the average daily trading volume in specified securities or classes of securities could result in an SEC determination that exchange registration is necessary. Moreover, INET intends to submit to the SEC a draft application for registration as a national securities exchange. If the SEC were to require INET to register as a national securities exchange, or if any of our subsidiaries were to voluntarily register as a national securities exchange, we could become subject to substantial additional regulation. In addition, if any of our subsidiaries were to register as a national securities exchange, it may gain greater control over its business operations as an SRO that would no longer be subject to regulation by the NASD or another SRO. INET also would obtain greater efficiencies in its business, enter a level competitive playing field with direct competitors, capture a larger share of market data revenue than it currently captures and lower its clearing costs. We might also be required to comply with fair representation or ownership restriction requirements.

      Under our amended and restated corporate agreement with Reuters, in the event the SEC seeks to require any of our ATSs to register as a national securities exchange, we have agreed to take all commercially reasonable actions to mitigate the effect of such actions on Reuters rights, including the implementation of appropriate changes in our corporate structure and operations, although we would not be required to take any action that would have a material adverse effect on any material part of our business or its consolidated financial condition or results of operations. In addition, neither our ATSs nor any of our subsidiaries may voluntarily register as a national securities exchange without the prior written consent of Reuters if such registration would materially affect Reuters ability to exercise its voting and other rights related to its ownership of our common shares.

Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

      Under Regulation ATS, an ATS meeting certain trading volume thresholds in a stock during four calendar months in any six calendar month period in a stock for which it displays orders to its subscribers must provide to an SRO its best priced orders in that stock for public display and must provide other broker-dealers execution access to such orders. Under current SRO regulations, ATSs that provide order information for U.S. exchange-listed stocks to an SRO, including INET’s ATS, are subject to the rules of the ITS Plan. The ITS Plan imposes limitations and provides remedies with respect to transactions by members of ITS participant markets that involve a “trade-through” of bids and offers. A trade-through occurs when a market participant trades at a price that is inferior to a price displayed in another participating market. The ITS Plan also imposes certain requirements when market participants “lock” the market — display bids or offers at prices that equal offers or bids from other market participants — or “cross” the market — display bids that exceed offers or display offers that are less than bids of another market participant — for a particular security. Orders in U.S. exchange-listed stocks displayed on INET’s ATS frequently “lock” or “cross” other markets.

      On May 30, 2003, an SEC order became effective that extended a temporary de minimis exemption from the ITS trade-through rule for the trading of SPYs, QQQs and Diamonds. This temporary de minimis exemption, which has been extended through December 4, 2004, enables ATSs and other market participants to effect trade-throughs up to three cents away from the current best bid and offer in these three stocks. This temporary de minimis exemption has facilitated the ability of INET (and the Instinet and Island ECNs previously) to display order information in and maintain its liquidity pool in SPYs, QQQs, and Diamonds. Without the de minimis exception, INET’s ATS would be required either to discontinue the display of order information in SPYs, QQQs, and Diamonds or to continue its participation in NSX or another SRO’s market with restrictions on its ability to execute trades that would result in trade-throughs and to display aggressively priced orders. Either alternative could have a significant adverse effect on INET’s ability to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

      Because of its concerns regarding the ITS Plan restrictions, notwithstanding the availability of the temporary de minimis exemption from the trade-through rules, effective September 23, 2002, INET discontinued the display of order information for QQQs, Diamonds and SPYs, although it still permitted subscribers to trade those stocks on a non-displayed basis. This resulted in a decline in INET’s market share in these stocks, which has had a negative impact on our financial results and our business. On October 31, 2003, Island ECN (now INET) began providing quotation data for QQQs, Diamonds, and SPYs through the NSX in compliance with the requirements of Regulation ATS and the temporary de minimis exemption from the ITS trade-through rule.

      Instinet CBX does not display its customers’ orders and provide access to such orders in any SRO market. In addition, Instinet CBX neither provides market makers a means to meet their ECN order display obligations nor currently meets the Regulation ATS volume thresholds that would require it to do so. However, if Instinet CBX did meet the ATS trading volume thresholds in any stock, because Instinet CBX orders are conditional in nature, they would be ineligible for display on any SRO, as the rules of all SROs prohibit the display of conditional orders. Accordingly, if Instinet CBX were to meet the Regulation ATS volume thresholds in any stock, we are unsure what, if any, steps the SEC would require Instinet to take to comply with the Regulation ATS order display and execution access requirements.

      We have been engaged in discussions with the SEC regarding issues relating to the ITS Plan rules, their application to INET’s ATS and their potential application to Instinet CBX, but we are unable to predict the outcome of these discussions. See “— Proposed Regulation NMS; Proposed Changes to NMS Market Revenue Allocation Formulas.”

SuperMontage

      On December 2, 2002, NASDAQ completed its implementation of SuperMontage, a new trading platform for the NASDAQ market. Any ECN or market maker using NASDAQ facilities to display quotations in NASDAQ-listed stocks or to access quotations on NASDAQ is now required to use SuperMontage. SuperMontage significantly altered the way the NASDAQ market operates. SuperMontage combines a computer display containing more bid and offer information about trading interest in individual NASDAQ-listed stocks than was previously displayed by NASDAQ and new rules establishing the execution priority of quotes and orders submitted to the system. SuperMontage includes functionality that facilitates participation by ECNs and non-market maker broker-dealers on the platform.

      INET does not currently display its quotations in NASDAQ-listed stocks on SuperMontage, although as a result of recently approved NASDAQ rules changes relating to SuperMontage, INET has considered participation in SuperMontage. However, INET first needs to evaluate the consolidation of the Instinet and Island ECN order flow into its marketplace and the impact of the recent SEC proposals on U.S. market structure reform, as well as other competitive alternatives. If INET participates in SuperMontage, it could be disadvantaged by comparison to other SuperMontage participants by a type of order available in SuperMontage called the “auto-ex” order, which does not execute against orders from participants like INET that do not accept automatic execution from SuperMontage and charge an access fee to non-subscribers. In addition, INET would be subject to a recently approved $0.003 per share cap on the access fees it could charge market participants accessing its orders through SuperMontage.

      On May 12, 2003, the SEC approved a rule change to enable broker-dealers not registered as market makers to enter non-marketable limit orders directly on SuperMontage for execution. This rule change allows NASDAQ for the first time to compete with us and other market centers in attracting orders that provide liquidity from non-market maker broker-dealers.

      NASDAQ began disseminating a proprietary NASDAQ Official Closing Price in April 2003 and a NASDAQ Official Opening Price in January 2004, both derived from SuperMontage market information. NASDAQ also has announced its intent to utilize these proprietary official opening and closing prices in SuperMontage opening and closing crossing sessions it expects to introduce in March and June 2004, respectively, pending receipt of necessary SEC approvals. We are unable to predict what the impact of the adoption of these official prices or the implementation of the NASDAQ opening and closing crossing sessions may have on our business.

NASDAQ Exchange Application

      NASDAQ is in the process of becoming a for-profit exchange, independent from the NASD. On March 15, 2001, NASDAQ submitted its application for registration as a national securities exchange to the SEC. By operating as an exchange with SuperMontage as its trading platform, NASDAQ is continuing to evolve as a direct competitor of ATSs. If NASDAQ is approved as an exchange, we are unable to predict what changes to its operations it might propose or eventually implement. We are also unable to predict what impact NASDAQ’s registration as an exchange may have on our business.

Securities Information Processor

      Another pending change to the NASDAQ market structure, in recognition of NASDAQ’s growing role as a competitor, is the anticipated replacement of NASDAQ as the exclusive SIP for NASDAQ-listed stocks. This role has given NASDAQ financial and other competitive advantages. The replacement is also expected to be an exclusive SIP, but is unlikely to compete directly with us.

Market Data Revenues

      In the past, Island ECN (now INET) has earned market data revenues by participating in market data revenue-sharing programs and other revenue-sharing programs provided by NASDAQ and the Cincinnati Stock Exchange, Inc. (now NSX). Market data revenues consist of a portion of the fees that the SROs and NASDAQ receive for selling quotation and transaction data to independent market data providers and market participants such as broker-dealers. On July 2, 2002, the SEC announced that it had abrogated proposals that were submitted by several markets, including NASDAQ and the NSX, to continue certain of their market data revenue-sharing programs. As a result, the NASDAQ and the NSX revenue-sharing programs from which Island ECN (now INET) earned most of its market data revenues were suspended, and Island ECN (now INET) suspended its program of sharing market data revenue-rebates with its subscribers. The NASDAQ market data revenue-sharing program for U.S. exchange-listed stocks, which represented a substantial portion of INET’s market data revenues, was subsequently reinstated. The NSX has submitted a proposal to share a reduced proportion of the market data revenues it receives (50% instead of 75%) in NASDAQ-listed stocks. The SEC, however, has not taken any action on this or any other market data revenue-sharing programs for NASDAQ-listed stocks, and we cannot assure you that the SEC will approve any of them. In addition, we cannot assure you that the market data revenue-sharing programs for U.S. exchange-listed stocks will continue or remain in their current form. See “— Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas

      On February 24, 2004, the SEC proposed the adoption of Regulation NMS, which contains a number of interrelated substantive proposals designed to modernize the regulatory structure of the U.S. equity markets. First, Regulation NMS would require all market centers, including INET, to adopt procedures to prevent trade-throughs in not only U.S. exchange-listed stocks, to which the ITS trade-through rule currently applies, but also NASDAQ-listed stocks. The SEC is proposing to provide two potentially significant exceptions to the rule. Specifically, these exceptions would (1) enable market centers that are deemed to be automated order execution facilities, which, as currently proposed, would include INET, to trade through the publicly displayed prices of non-automated order execution facilities up to a specified amount, ranging from one to five cents, based upon the current trading price of the stock; and (2) allow market participants to opt-out of trade-through protection on an order-by-order basis. In this regard, the proposal would enable a market center to choose not to comply with the trade-through prohibition by only accepting opt-out orders.

      Second, Regulation NMS would impose a cap of $0.001 per share on the access fees that non-SRO market participants, including ATSs such as INET, can charge other market participants to access their orders that are provided to an SRO for public display, while also imposing a $0.001 cap on the access fees an SRO market center itself can charge market participants to access such orders. As a result, this proposal would, for the first time, enable Nasdaq market makers and certain other broker-dealers to charge an access fee for their orders that are displayed on an SRO market center.

      Third, Regulation NMS would require SROs to adopt rules that prevent their members from displaying quotes that would lock or cross publicly displayed quotations. Although the ITS Plan already prohibits locked and crossed markets in U.S. exchange-listed stocks, this proposal would, for the first time, apply intermarket locked and crossed market prohibitions to the trading of NASDAQ-listed stocks.

      Fourth, Regulation NMS would prohibit market participants from accepting, ranking, or displaying quotes in sub-penny pricing increments in stocks priced over $1.00. Finally, Regulation NMS would update the existing rules governing the NMS and consolidate them into a single regulation.

      Concurrent with the proposal of Regulation NMS, the SEC proposed amendments to the rules governing the Consolidated Tape Association, Consolidated Quotation System, and the NASDAQ-UTP Plan to modify the formula for allocating the market data revenues generated by these systems and to revise the terms of their governance. The SEC also proposed to reduce the trading volume threshold necessary for an ATS to become subject to the application of the fair access requirement of Regulation ATS in a particular stock from twenty percent of the stock’s average daily trading volume to five percent. See “Certain Factors that May Affect Our Business — Risks Relating to Our Industry.”

NASD Fees

      The NASD has implemented proposed changes in its fee structure, including the introduction of a fee based on all NASD members’ transactions in U.S. exchange-listed and NASDAQ-listed stocks regardless of where those transactions occur. The NASD’s new trading activity fee requires NASD member clearing firms to report and remit payment to the NASD on a monthly basis based on the trading activity cleared and settled by the firm on behalf of itself and other NASD members. We are unable to predict what impact these fee changes and required reporting will have on our business, financial condition or operating results. However, the NASD has established an exemption from the trading activity fee for NASD members that act as agent on behalf of another NASD member. As a result of the exemption, INET has experienced a reduction in its transaction-based NASD regulatory fees. Because the NASD’s proposed fee structure is still subject to revision by the NASD and review by the SEC, we are unable to predict what future impact the fee structure will have on our business.

Decimalization

      The introduction of decimalization in April 2001 has also had an impact on the U.S. securities markets and increased competition for ECNs and ATSs. Decimalization may assist investors in obtaining price improvement because improvement in smaller increments is possible. Because decimalization narrows average trading spreads, it has also had a significant negative impact on the profitability of traditional broker-dealers. As a result, we have received, and may continue to receive, fewer orders from our broker-dealer customers. We believe that decimalization has led to traditional broker-dealers executing a higher percentage of their customers’ orders internally (a practice known as internalization) instead of routing them to external market centers, for execution, because the additional price risk they incur to fill orders internally has decreased to as little as a penny a share. Increased internalization by traditional broker-dealers has also reduced, and could continue to reduce, our order flow.

      In addition, the decline in broker-dealer profitability has resulted in some market makers moving from a business model in which they trade as principal for their own account to an agency business model. The SEC’s interpretation of Section 28(e) of the Exchange Act, discussed below, may further encourage this trend, which may increase our competition.

Section 28(e)

      Section 28(e) of the Exchange Act creates a limited safe harbor that allows investment advisers to cause their client accounts to pay more than the lowest available commission rate, as long as the adviser determines in good faith that the commission is reasonable in relation to the value of the research and brokerage services the broker provides to the adviser. In December 2001, the SEC issued an expanded interpretation of Section 28(e) allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a “riskless” principal basis, rather than only on an agency basis (which is how Instinet executes transactions). Coupled with the move of some market makers from a business model in which they trade as principal for their own account to an agency business model as a result of decimalization, this SEC interpretation may create greater competition for our soft dollar business.

Soft Dollars

      In the wake of ongoing investigations and regulatory actions taken against alleged trading abuses by investment advisors and certain of their clients, the US Congress currently is considering proposed legislation that would restrict the use of soft dollars and similar arrangements. In addition, according to some reports, the SEC staff is considering recommending rulemaking that may impose restrictions relating to the use of soft dollars by investment advisors.

NASDAQ Market Data-Related Rule Changes

      Instead of using consolidated market data for NASDAQ-listed stocks for closing price calculations and meeting certain market data-related regulatory requirements, NASDAQ has obtained SEC approval to establish NASDAQ-specific market data for these purposes. For example, NASDAQ has established NASDAQ official opening and closing prices and is actively marketing their use instead of the consolidated closing price for market participants’ closing price-related activities. In addition, NASDAQ has received approval to require market participants using NASDAQ facilities to execute or report trades to use the NASDAQ best bid instead of the consolidated best bid in meeting their short sale regulatory requirements. However, any competitive advantage this requirement may confer to NASDAQ may be eliminated by SEC action on proposed rulemaking to adopt a marketwide short sale rule that would require the use of the consolidated best bid and offer.

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

      In addition, securities industry regulators in the United States continue to review the extent to which clearing firms should be held accountable for the improper activities of the broker-dealers for which they provide clearing services. We cannot assure you that our procedures will be sufficient to protect us from liability for the acts of broker-dealers that use our correspondent clearing services under current laws and regulations. We can also not assure you that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations in a manner that would increase our potential liability.

Net Capital Requirements

      The SEC and the NASD, as well as other regulatory agencies and securities exchanges within and outside the United States, have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers. These rules include the SEC’s net capital rule, to which our U.S. broker-dealer subsidiaries are subject. The failure by one of these subsidiaries to maintain its required net capital may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD and other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against the net capital of one of our broker-dealer subsidiaries could limit its operation, particularly those, such as correspondent clearing, that are capital intensive. A large charge to the net capital of one of these subsidiaries could result from an error or other operational failure or a failure of a customer to complete one or more transactions, including as a result of that customer’s insolvency or other credit difficulties, and we cannot assure you that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The net capital rules could also restrict our ability to withdraw capital from our broker-dealer subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to maintain our present levels of business, or to expand, which could have a material adverse effect on our business, financial condition and operating results.

Other U.S. Regulation

      The SEC and NASD are currently considering, and we are periodically in discussions with them regarding, other regulatory issues. These currently include:

•	data dissemination requirements;

•	the capacity, scalability and back-up of our trading systems; and

•	rules affecting market interaction in U.S. exchange-listed and NASDAQ-listed stocks.

      We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure and regulatory framework, although these issues or other issues of market structure may have a significant impact on our equities business. In this regard, we may consider it desirable to modify the regulatory position for one or more of our ATSs to advance our business strategy. Potential steps could include the creation of new subsidiaries regulated in the United States or abroad, efforts to register

INET as an exchange to conduct some or all of its business, the establishment of linkages that would enable us to act as a facility of a registered national securities exchange, the display of some or all of our orders in NASDAQ-listed stocks on another exchange, or the reporting of additional trades to another exchange.

      Our business, especially our communications with and connectivity to customers, increasingly relies on the Internet and other electronic communications gateways. We are in the process of expanding use of these gateways. Although to date the use of the Internet has been relatively free from regulatory restraints, the SEC, certain SROs and certain states are beginning to address the regulatory issues that may arise in connection with the use of the Internet for securities and financial services transactions. Accordingly, new regulations or interpretations may be adopted that could constrain our ability and our customers’ ability to transact business through the Internet or other electronic communications gateways and could have a material adverse effect on our business, financial condition and operating results.

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

      The securities industry in the member states of the European Union (EU) is regulated by a number of agencies in each member state. European Union legislation, however, allows investment firms like us to obtain single authorization, or “passport,” which is generally valid throughout the European Union and which in particular allows for remote membership of regulated markets or exchanges. Because our largest international operations are in the United Kingdom, our principal European regulator is the Financial Services Authority and we currently “passport” out of the UK into most EU member states.

      European legislation governing investment services (Investment Services Directive) is currently being amended and includes new rules for investment firms operating multilateral trading facilities (MTFs, also known as ATSs). These are based on the ATS standards already agreed upon and published by the Committee of European Securities Regulators (CESR) in July 2002. The seven main CESR standards require investment firms to notify regulators that they are operating an ATS; to ensure that users are treated fairly; to provide price transparency; to monitor user compliance with the rules of the system; to assist regulators in preventing market manipulation; to have adequate systems capacity; and to explain their arrangements for clearing and settlement. The revised provisions of the Investment Services Directive relating to MTFs are expected to take effect in 2007. However, the UK FSA has decided to implement ATS standards prior to the implementation of the Investment Services Directive, to go in effect in April 2004. We are unable at this time to predict how both the additional FSA regulation and the finalized European legislation will affect our business. We expect that only a small portion of our European business operations will be subject to these requirements.

      In the U.K., the FSA has been reviewing its regime governing the use of execution commissions to pay for additional services such as research. In a 2003 consultation paper, the FSA proposed disallowing the use of commissions, under, for example, soft dollar and similar arrangements, to pay for Reuters and Bloomberg terminals and requiring all asset managers to reimburse their clients for commissions spent on additional services such as research. We are unable to predict what final rules will be proposed by the FSA or how they might affect our business, financial condition and operating results.

      The provision of investment services is also regulated by other agencies in other jurisdictions outside of the European Union in which we operate, such as the Securities and Futures Commission in Hong Kong and the Financial Supervisory Authority in Japan.

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

RISKS RELATED TO OUR INDUSTRY

Economic, Political and Market Factors Beyond Our Control Could Reduce Demand for Our Services and Harm Our Business

      We earn revenues primarily from securities brokerage and related services and expect to continue to do so. The demand for these services is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions; unforeseen market closures or other disruptions in trading; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; currency exchange rates; and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Over the past few years, the global markets have experienced economic downturns and political uncertainty which have led to volatile trading volumes, intensified price competition and generally a more difficult business environment for us. These conditions may continue and may have a material adverse effect on our business, financial condition and operating results.

Decreases in Trading Volumes or Prices Could Harm Our Business and Profitability

      Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our trade execution, brokerage, and related activities. In addition, our revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded), which are adversely affected by price declines. Our profitability would be adversely affected by a decline in our revenues because a significant portion of our costs is fixed. Volatility in trading volumes has had, and may continue to have, a significant adverse effect on our business, financial condition and operating results. Our competitors with more diversified business lines might withstand these declines better than we could.

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

      We compete with NASDAQ as a trading venue for NASDAQ-listed stocks. The NASD regulates and polices the NASDAQ market, regulates the activities of our U.S. broker-dealer subsidiaries, holds a controlling stake in NASDAQ and operates the ADF. The NASD, either directly or through its subsidiaries, is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to NASDAQ’s competitive benefit as a securities marketplace and our competitive disadvantage.

      NASDAQ has applied to register as a national securities exchange, and another of our competitors, Archipelago has been approved to serve as the equity trading facility of the Pacific Exchange. Competitors that receive status as national securities exchanges or operate as facilities of exchanges will be able to gain certain benefits from their exclusive participation in the various NMS systems. These benefits may give these competitors an advantage over us in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and NASDAQ-listed stocks. In addition, by operating as an exchange independent from the NASD with SuperMontage as its trading platform, NASDAQ is continuing to evolve as a direct competitor of ECNs, including INET, which could negatively impact our business, financial condition and operating results.

      We have experienced intense price competition in our equity securities business in recent years. Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. As a result, we have aggressively reduced pricing for our U.S. broker-dealer customers and reduced fees for taking liquidity and offered rebates for providing liquidity. In the past, these pricing changes have caused volatility in our market share and a significant decline in the transaction fee revenue we received from this customer group. We may continue to experience price competition, which could result in the loss of market share and revenue.

We Operate in a Highly Regulated Industry, Which May Limit Our Activities

General

      The securities markets and the brokerage industry in which we operate are highly regulated. In our case, the impact of regulation extends beyond “traditional” areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets. We are subject to regulation as a securities broker, as an operator of ATSs and an ECN, and as an operator of a clearing business for our own customers and third parties. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable, or causing us to modify our business model in ways that may adversely affect our revenues.

ATS Status and Exchange Registration

      As a result of our compliance with the requirements of Regulation ATS, none of our ATSs currently is required to register as a national securities exchange. In June 2002, Island ECN, the predecessor of INET, submitted to the SEC an application in draft form for registration as a national securities exchange. INET intends to submit a new draft application to the SEC for registration as a national securities exchange in 2004. If INET or any of our subsidiaries were to voluntarily register as a national securities exchange, or if the SEC were to require INET to register as a national securities exchange, we could become subject to substantial additional regulation, which might reduce our operational flexibility in ways that could have a material adverse effect on our business. Among other consequences, we might also be required to comply with fair representation or ownership requirements that the SEC has applied to other for-profit national securities exchanges. These and other requirements could adversely affect our operations and could also result in material limitations or restrictions on Reuters equity interest in us or Reuters ability to exercise its voting and other governance rights in the manner contemplated by our amended and restated corporate agreement with Reuters. In addition, our amended and restated corporate agreement with Reuters requires Reuters consent for any voluntary registration of INET or any of our subsidiaries as a national securities exchange. We cannot assure you that Reuters would not withhold its consent to such a registration, even if our management determines that exchange registration would be beneficial to us or one of our subsidiaries.

Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

      The requirements of Regulation ATS requiring ATSs to display order information and provide order execution access for securities for which certain trading volume thresholds have been met, as well as the rules of the ITS Plan for ATSs that provide order information for U.S. exchange-listed stocks to an SRO, and a determination by the SEC to adopt proposed Regulation NMS, could have a significant adverse effect on our business, financial condition and operating results, including the following:

•	We cannot assure you that the SEC will extend the temporary de minimis exemption from the trade-through rules of the ITS Plan beyond December 4, 2004 or extend it to any other U.S. exchange-listed stocks in which we may cross the Regulation ATS trading volume thresholds. Without the de minimis exemption, INET’s ATS would be required either to discontinue the display of order information in SPYs, QQQs, and Diamonds or to continue its participation in NSX or another SRO’s market with restrictions on its ability to execute trades that would result in trade-through and to display aggressively priced orders. Either alternative could have a significant adverse effect on INET’s ability to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

•	We cannot assure you that INET will not reach the ATS trading volume thresholds in other U.S. exchange-listed stocks, requiring us either to provide quotes and comply with ITS Plan rules or discontinue the display of order information.

•	We cannot assure you that Instinet CBX will not reach the ATS trading volume thresholds in U.S. exchange-listed or NASDAQ-listed stocks. However, if Instinet CBX did reach such thresholds in any stock, because Instinet CBX orders are conditional in nature, they would be ineligible for display on any SRO, as the rules of all SROs prohibit the display of conditional orders. Accordingly, if Instinet CBX did meet the ATS trading volume thresholds in any stock, we are unsure what, if any steps the SEC would require Instinet CBX to take to comply with Regulation ATS order display and execution access requirements. Any such steps could have a significant adverse effect on the operations of Instinet CBX and our financial condition and operating results.

•	As part of Regulation NMS, the SEC is proposing the adoption of a uniform trade-through rule for U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of trade-through protection to NASDAQ-listed stocks for the first time. The proposed rule would contain exceptions that would enable automated market centers to trade through non-automated market centers up to a specified amount and allow market participants to elect to opt out of the rule on an order-by-order basis. We are unable to determine at this time what impact the adoption of this proposal will have on our business, particularly on our trading of NASDAQ-listed stocks. We also cannot assure you that the SEC will adopt either of the exceptions as part of any final rule, or whether these exceptions will mitigate any adverse consequences of the adoption of this rule on our business. See “Business — Regulation — Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

•	In addition, the SEC’s proposed Regulation NMS includes a uniform rule prohibiting locked and crossed markets in U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of this prohibition to the markets trading NASDAQ-listed stocks, including INET. We are unable to determine what impact the adoption of such a prohibition will have on our business, particularly on our trading of NASDAQ-listed stocks. The adoption of this rule could have a serious adverse impact on our trading of NASDAQ-quoted stocks. See “Business — Regulation — Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

      We have been engaged in discussions with the SEC regarding issues relating to the ITS Plan rules and their application to INET and the potential application of the order display and access requirements of Regulation ATS to Instinet CBX. We intend to continue to work on solutions to these issues and to discuss these issues, and issues relating to proposed Regulation NMS, with the SEC; however, we are unable to predict the outcome of these discussions.

Structural Developments in the Markets in Which We Operate May Place Us at a Competitive Disadvantage

      The structure of the market for NASDAQ-listed stocks is currently undergoing a fundamental change, which may place us at a competitive disadvantage, adversely affecting our business, financial condition and operating results.

      NASDAQ has moved from a quote-driven display system to an order-driven execution system that directly competes with ECNs and ATSs. SuperMontage, NASDAQ’s new trading platform that NASDAQ completed implementing on December 2, 2002, incorporates enhanced functionality, including the display of more quotation information than was previously displayed. NASDAQ continues to make various changes to SuperMontage to enable it to compete with other market centers trading NASDAQ-listed stocks, including enabling broker-dealers not registered as market makers to enter non-marketable limit orders directly on SuperMontage for execution in 2003, and introducing opening and closing crossing sessions in 2004. INET does not currently display its quotations in NASDAQ-listed stocks on SuperMontage, although as a result of recently approved NASDAQ rules changes relating to SuperMontage, INET has considered participation in SuperMontage. However, INET first needs to evaluate the consolidation of the Instinet and Island ECN order flow into its marketplace and the impact of the recent SEC proposals on U.S. market structure reform, as well as other competitive alternatives. If INET were to display quotations on SuperMontage, the availability of an auto-ex order type in the system, which does not execute against orders from participants like INET that do not accept automatic execution from SuperMontage and charge an access fee to non-subscribers, could disadvantage us by comparison to market makers and any ATS that accepts automatic execution and does not charge access fees. INET also would become subject to a cap of $0.003 per share on the access fees it could charge market participants accessing its orders via SuperMontage, which could limit our pricing flexibility.

      We are unable to predict the extent to which NASDAQ’s changes and proposed changes to SuperMontage, and Inet’s participation or non-participation in SuperMontage may cause INET to receive fewer orders for NASDAQ-listed stocks.

      Moreover, if at any time INET were to be unable to use the NSX to meet its regulatory requirements, we would be required to consider possible alternatives, including participation in SuperMontage. We cannot assure you that any of these alternatives would not have a significant material adverse effect on our business.

      In addition, the structure of the U.S. exchange-listed markets may be due for significant changes, as a result of the SEC’s proposed Regulation NMS, ongoing investigations of trading practices of NYSE specialists, the NYSE’s proposal to enhance its Direct+ system to expand market participants’ ability to execute orders electronically at the best bid and offer on the exchange, and the SEC’s approval of NASDAQ’s proposal to utilize SuperMontage for the trading of U.S. exchange-listed securities in place of NASDAQ’s existing ITS/ CAES system, all or any of which may place us at a competitive disadvantage, adversely affecting our business, financial condition and operating results.

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

Access Fees

      The SEC is currently considering, and we are periodically in discussions with it regarding, other important issues, such as the fees (including subscriber and non-subscriber access fees) ECNs charge, the levels of those fees, the circumstances in which access fees may be charged and the criteria for customers’ access to an ECN’s system and the requirements of Regulation ATS. For example, the SEC has, at times, approved rules or issued interpretations that directly govern how we determine prices for different types of customers and services. We are currently in a dispute with one of our customers regarding the application of these rules or interpretations to our past pricing policies. We are unable to predict the outcome of this dispute. See also “Legal Proceedings.” Future SEC rules or interpretations regarding any of these issues could have a significant and material adverse impact on our equity securities business. We are currently discussing the application of those rules and interpretations with the SEC, and we are unable to predict the outcome of these discussions.

      On February 24, 2004, the SEC published its Regulation NMS proposal for public comment. Among other things, Regulation NMS would impose a cap of $0.001 per share on the access fees charged by ECNs such as INET for accessing their orders that are provided to an SRO for public display. Certain broker-dealers, including Nasdaq market makers which currently cannot charge access fees, would be able to charge the same maximum $0.001 per share access fee for their quotes that are publicly displayed through an SRO market. An SRO market would be able to charge a maximum fee of $0.001 per share to market participants that access the quotes displayed in its market, which would be in addition to any access fee charged by its members. The adoption of the proposal could cause INET to receive and execute fewer orders in its liquidity pool, or have an adverse impact on INET’s ability to compete with other market centers for the display and execution of limit orders from market participants, thereby having a serious adverse affect on INET’s business, financial condition, and operating results.

      We also continue to evaluate our services and the fees we charge for them. the Island ECN (now INET) implemented a pricing change on September 2, 2003. the Island ECN (now INET) implemented a further pricing change on a temporary basis on October 14, 2003, and made this change permanent on December 31, 2003.

      In 2002, Island ECN received a subpoena from the SEC for information regarding Island’s access policies, including pricing, in connection with an investigation by the SEC of possible non-compliance with certain provisions of Regulation ATS by certain ECNs. Island ECN has submitted its complete response to the subpoena. We currently do not know the intended scope or primary objectives of this investigation and cannot predict its outcome, but it could have a significant adverse effect on our equity securities business. There have been no recent communications or contact with the SEC regarding these issues.

Market Data Revenue

      In July 2002, the SEC abrogated certain market data revenue sharing programs. For Island ECN (now INET) at the time, market data revenues represented approximately 5% and 14% of its total revenues for 2001 and the first three months of 2002, respectively. For the first three months of 2002, these revenues were offset in part by market data rebates that the Island ECN (now INET) paid to some of its customers. Since then, the SEC has not taken any action on SRO proposals to reinstate market data revenue sharing programs in NASDAQ-listed stocks. In addition, we cannot assure you that the market data revenue sharing programs for U.S. exchange-listed stocks will continue or remain in their current form. As a result, we cannot assure you that INET’s ATS will continue to earn market data revenues or, if it does, what the level of those revenues will be in the future. If INET’s ATS is unable to resume earning market data revenue for NASDAQ-listed stocks or continue earning market data revenue for U.S. exchange-listed stocks, this could adversely affect our business, financial condition and operating results. We also cannot predict the impact of the suspension of INET’s market data revenue rebates sharing on our business, financial condition and operating results.

      On February 24, 2004, the SEC proposed changes to the NMS Plans formulas governing the allocation of market data revenue among SROs, and thus the revenues available for SRO revenue sharing programs. At this time, we are unable to determine whether the adoption of the proposed formulas would have an adverse impact the value of INET’s market data for purposes of determining an SRO’s share of market data revenue, and thus the revenues INET would be eligible to receive through SRO revenue sharing programs.

      In addition, in 2002, the Island ECN (now INET) received a subpoena from the SEC for information regarding trading and market rebate practices with respect to some of its market data revenue rebate programs, in connection with an investigation by the SEC of customer trading practices in some ETFs. The Island ECN has submitted its complete response to the subpoena. We currently do not know the intended scope or primary objectives of this investigation and cannot predict its outcome, but it could have a significant adverse effect on our equity securities business. There have been no recent communications or contact with the SEC regarding these issues.

Regulatory Changes Could Adversely Affect Our Business

      The securities industry generally has been and is subject to continuous regulatory changes, including changes in the rules of the SEC and of SROs such as the NYSE and the NASD. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business. Although regulatory changes can affect all aspects of our business, the markets for equity securities have been subject to very significant regulatory changes. Our activities as an agency broker in equity securities are the principal source of our revenues and profits.

      Recent and proposed regulatory changes that have had or could have a significant effect on our equity securities business include the following:

•	A proposed uniform trade through rule for U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of trade through protection to NASDAQ-listed stocks on an intermarket basis for the first time, while including exceptions that would enable automated market centers to trade through non-automated market centers up to a specified amount and allow market participants to elect to opt out of the rule on an order-by-order basis. See “We Operate in a Highly Regulated Industry, Which May Limit Our Activities — Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System.”

•	A proposed $0.001 per share cap on access fees charged by market centers and market participants that display quotes, including INET, which also would, for the first time, enable NASDAQ market makers and certain other broker-dealers to charge access fees. See “Our Business May Be Affected by SEC Actions Relating to ECNs — Access Fees.”

•	A proposed uniform locked and crossed market rule for U.S. exchange-listed and NASDAQ-listed stocks. See “We Operate in a Highly Regulated Industry, Which May Limit Our Activities — Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System.”

•	A proposed rule prohibiting the accepting, ranking, or displaying quotes in subpenny pricing increments.

•	Proposed SEC-mandated changes to NMS Plan market data revenue allocation formulas. See “Our Business May Be Affected By SEC Actions Relating to ECNs — Market Data.”

•	The NASD has also implemented proposed changes in its fee structure, including the introduction of a new trading activity fee and related reporting requirements for transactions in U.S. exchange-listed and

NASDAQ-listed stocks regardless of where those transactions occur. We are unable to predict what impact these fee changes and required reporting will have on our business, financial condition or operating results. Although an exemption from the trading activity fee was established for NASD members that act as agent on behalf of another NASD member, which has reduced the fees of INET’s ATS, we cannot assure you that this exemption will continue to be available. Because the NASD’s proposed fee structure is still subject to review by the SEC, we are unable to predict what future impact the fee structure will have on our business.

•	The SEC’s Division of Market Regulation has issued a series of “no-action” letters to the ECNs operated by Instinet and Island (now INET) over a number of years verifying and extending their status as ECNs. The most recent “no-action” letter for INET is valid until April 6, 2004. The Division’s “no-action” position is subject to our continuing to satisfy certain conditions, including those regarding our systems capacity, fair access for participants and a limitation on our maximum non-subscriber access fees. See “Risks Related to Our Business — Insufficient Systems Capacity or Systems Failures Could Harm Our Business.” We are in discussions with the Division from time to time regarding these issues, and we cannot assure you that the Division will continue to extend its “no-action” position. An adverse change in the Division’s position could interfere with the ability of INET to act as an ECN or participate in the NSX, SuperMontage or other SRO markets and thereby have a material adverse effect on our business, financial condition and operating results.

•	NASDAQ has obtained SEC approval of several rule changes that would have the result of establishing NASDAQ-specific market data for use in opening and closing price calculations and for meeting certain regulatory requirements in NASDAQ-listed stocks. We are unable to predict the impact of the approval and implementation of these proposals, including whether they will result in market participants directing a greater percentage of order flow to NASDAQ as opposed to INET’s ATS.

•	The adoption of any proposed legislation by the U.S. Congress, or potential SEC rulemaking proposals, that would restrict the use of soft dollars and similar arrangements by investment advisors.

International Regulation Could Adversely Affect Our Business

      The financial services industry, including the securities brokerage business, is heavily regulated in many jurisdictions outside the United States. We are required to comply with the regulatory regime of each country in which we conduct business, as well as the regulations of each exchange of which we are a member. The varying requirements of these jurisdictions may adversely affect our business or limit our ability to expand our international operations. We may not be able to obtain the necessary regulatory approvals for planned expansion or restructuring; if approvals are obtained, they may impose restrictions on our business; or we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a materially adverse effect on our operations in that market and on our reputation generally. Changes in regulations or changes in the interpretation or enforcement of existing regulation outside the United States may adversely affect our business, financial condition and operating results.

      European legislation governing investment services (Investment Services Directive) is currently being amended and includes new rules for investment firms operating MTFs. The revised provisions of the Investment Services Directive relating to the MTFs are expected to take effect in 2007. However, the UK FSA has decided to implement ATS standards prior to the implementation of the Investment Services Directive, to go in effect in April 2004. We are unable at this time to predict how both the additional FSA regulation and the finalized European legislation will affect our business.

      In the U.K., the FSA has been reviewing its regime governing the use of execution commissions to pay for additional services such as research. In a 2003 consultation paper, the FSA proposed disallowing the use of commissions, under, for example, soft dollar and similar arrangements, to pay for Reuters and Bloomberg terminals and requiring all asset managers to reimburse their clients for commissions spent on additional services such as research. We are unable to predict what final rules will be proposed by the FSA or how they might affect our business, financial condition and operating results.

Our Inability to Manage the Risks of International Operations Effectively Could Adversely Affect Our Business

      Instinet has operations in Europe and Asia, and there are a number of risks inherent in doing business in international markets, including the following:

•	less developed and less centralized technological infrastructures and generally higher costs, which could result in lower customer acceptance of our services or customers having difficulty accessing our electronic marketplace;

•	less automation in clearing and settlement systems, resulting in higher expenses and increased operational difficulties (including an increased risk of transactional errors and failure to complete customers’ transactions);

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity during the summer months and local holiday periods; and

•	potentially adverse tax consequences.

      Instinet’s inability to manage these risks effectively could adversely affect our business, financial condition and operating results.

      Instinet’s international operations also expose us to the risk of fluctuations in currency exchange rates. If our risk management strategies relating to exchange rates prove ineffective, we could suffer losses that would adversely affect our business, financial condition and operating results.

Regulatory Net Capital Requirements Could Adversely Affect Our Ability to Continue to Conduct or Expand Our Business Operations or to Pay Dividends

      Our broker-dealer subsidiaries are subject to stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers, including the SEC’s net capital rule. The failure by one of these subsidiaries to maintain its required net capital may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD or other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, changes in net capital regulation or a significant operating loss or any unusually large charge against the net capital of one of our broker-dealer subsidiaries could limit its operations, particularly those, such as correspondent clearing, that are capital intensive. A large charge to the net capital of one of these subsidiaries could result from an error or other operational or systems failure or a failure of a customer to complete one or more transactions, including as a result of that customer’s insolvency or other credit difficulties. Our inability to maintain our present levels of business or to expand as a result of the net capital rules could have a material adverse effect on our business, financial condition and operating results. The net capital rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock.

RISKS RELATED TO OUR BUSINESS

We May Have Difficulty Managing Our Restructuring Successfully

      In the fourth quarter of 2003, we began implementing a business restructuring plan to establish Instinet and INET, our two distinct business lines. The aim of this restructuring is to empower each business to pursue its own distinct interests and add strategic clarity to each business. Although this restructuring was substantially completed at the end of February 2004, we may incur additional and unanticipated costs as a result of our restructuring, and consequently, our operating margins and profitability could be adversely affected. In addition, new services that we developed and introduced as part of the restructuring may not achieve market acceptance. We also may fail to realize some or all of the benefits that we expect as a result of the restructuring, in particular, if we have difficulty managing our two distinct business lines separately. Increased costs or our failure to achieve the benefits of our restructuring could have a material adverse effect on our business, financial condition and operating results.

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

Shifts in Our Business Mix May Decrease Our Profitability and Net Income

      Changes in the mix of customers we serve (large institutional investors, portfolio managers, hedge funds and broker-dealers) and in the use of our trading system by our customers can materially affect our profitability and net income. A substantial portion of our trading volume is derived from our broker-dealer customers. A shift in our customer mix toward fewer broker-dealers or a further decline in the use of our trading system by broker-dealers could reduce the depth and breadth of INET’s liquidity pool, which could reduce its attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

We May Have Difficulty Managing Our Acquisitions Successfully

      From time to time, to achieve our strategic objectives, we have acquired or invested in, and in the future may seek to acquire or invest in, other companies or businesses. We cannot assure you that we will realize, when anticipated or at all, the benefits we expect as a result of our acquisitions. Achieving the benefits of our acquisitions will depend on many factors, including the successful and timely integration and, in some cases, the consolidation of products, technology, operations and administrative functions, of two companies that have previously operated separately. Considering the highly technical and complex nature of our products, these integration efforts may be difficult and time consuming. Acquisitions entail numerous other risks, including the following:

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	failure of our combined management to oversee and manage newly acquired companies effectively;

•	assumption of unknown material liabilities;

•	failure to integrate successfully any operations, personnel, services or products that we acquire;

•	failure to achieve financial or operating objectives;

•	failure to implement adequate compliance and risk management methods for new operations;

•	impairment of certain acquired intangible assets, which would reduce future reported earnings; and

•	potential loss of customers or key employees of acquired companies.

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

Costs Related to Our Investments in Technology May Adversely Affect Our Profitability and Net Income

      In the past, we have incurred significant costs associated with our efforts to strengthen, expand and diversify our business and enhance our technology. Any technological innovations may require significant expenditures over long periods of time, so that our operating margins and profitability could be adversely affected.

We Depend on Our Executive Officers and Key Personnel

      Our future success depends, in significant part, upon the continued service of our executive officers, as well as various key sales, trading and technical personnel. The loss of these key people could have a material adverse effect on our business, financial condition and operating results. We also cannot assure you that our recent management changes and headcount reductions as part of our cost-cutting initiatives will not have a material adverse effect on our business, financial condition and operating results.

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

Insufficient Systems Capacity or Systems Failures Could Harm Our Business

      We are heavily dependent on the capacity and reliability of the our proprietary software, computer and communications systems supporting our operations. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We also cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not impact our ability to respond to system problems. Instinet’s CBXSM and Instinet Crossing®, as well as INET, are each SEC-recognized ATSs. Their status as SEC-recognized ATSs requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. In addition, the status of our subsidiaries as SEC-registered broker-dealers and NASD members is conditioned in part on their ability to process and settle trades. If any of our systems do not operate properly or are disabled, that ability could be compromised and we could suffer financial loss, liability to clients, regulatory intervention or reputational damage.

      To accommodate potential increases in order message volume and trading volume, including as a result of our recent reorganization, the trading practices of new and existing clients, the development of new and enhanced trading system functionalities, sub-penny pricing, and regulatory changes, we have made and will continue to make significant investments in additional hardware and software. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. System failure or degradation could result in regulatory inquiries or proceedings, and could also lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us, trade less frequently through us or cease doing business with us altogether. In connection with its examination of the capacity of market participants, the SEC’s Division of Market Regulation has in the past raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity. The inability of our systems to accommodate an increasing volume of transactions and order messages could also constrain our ability to expand our businesses.

      From time to time in the past, we have experienced periods of extremely high trading volume in the equity securities markets. On a few occasions during these periods, the volume order messages and trading activity may have caused a slowing of our order execution, trade allocation and related systems. Sustained periods of high trading volumes in the past have enabled us to identify specific areas of vulnerability in our transaction processing systems. These or similar events could interfere with our customers’ ability to execute orders, and settle trades through us or prevent us from satisfying our responsibilities to clearing and settlement organizations and could result in financial exposure or regulatory action.

      We continually upgrade and modify our systems, including our order handling trading platforms, as necessary, but we cannot assure you that a hardware or software error will not occur that could impact our ability to execute transactions. We may use new technologies to upgrade our established systems, and the development of these new technologies entails technical, financial and business risks.

      We also cannot assure you that we will successfully implement new technologies or adapt our existing technology and transaction processing systems to customer requirements, emerging industry standards, or new regulatory requirements. In the past year, we have had occasions where we experienced unintended consequences from enhancements to our customer interface technology. If similar events were to occur in the future, we could suffer financial loss, liability to clients, regulatory intervention or reputational damage.

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

We May Have Difficulty Managing Our Joint Ventures and Alliances Successfully

      From time to time we consider forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances entails risks, including:

•	difficulties in developing and expanding the business of newly formed joint ventures;

•	exercising influence over the activities of joint ventures in which we do not have a controlling interest; and

•	potential conflicts with our joint venture or alliance partners.

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

Our Risk Management Methods Might Not Be Fully Effective

      Our policies and procedures to identify, monitor and manage our risks may not be fully effective and may vary among our various businesses and subsidiaries worldwide. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. We cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not reduce the effectiveness of our risk management policies and procedures. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, although we maintain insurance policies proportionate with those maintained by others in the securities industry, we cannot assure you that our insurance policies will provide adequate coverage.

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

      Based on management’s experience and current industry trends, we anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if for any reason we need to raise additional funds, we may not be able to obtain additional financing when needed on terms favorable to us. In addition, so long as Reuters owns a majority of our common stock, we will need Reuters consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400 million, excluding any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with our clearing of securities trades or our obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.

We Depend on Third Party Suppliers for Key Services

      Our reliance on third parties to supply elements of our trading, clearing and other systems, as well as computers and other equipment, and related support and maintenance has increased. We cannot assure you that any of these third party providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical services in the event of an interruption in or the cessation of service by an existing service provider, our business, financial condition and operating results could be materially adversely affected.

      In particular, we depend largely on the services of Radianz for the telecommunications network that connects us with our customers. Radianz, a joint venture between Reuters and Equant Finance B.V. that is 51% owned by Reuters but under joint control of Reuters and Equant, provides these services to us pursuant to an agreement it has entered into with Reuters. We are not a party to this agreement. Therefore, although we have rights under this agreement, we must rely on Reuters to enforce this agreement in the event of any breach by Radianz, but Reuters has no legal obligation or sole ability to do so. Disruptions in Radianz’ network services to us, including as a result of the termination of the agreement between Reuters and Radianz, or its inability to continue to support our business, would have a material adverse effect on our business, financial condition and operating results.

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

      Securities industry regulators in the United States are continually reviewing the extent to which clearing firms will be held accountable for the improper activities of broker-dealers for which they provide clearing services. In our correspondent clearing activities, our procedures may not be sufficient to protect us from liability for the acts of broker-dealers or other wholesale customers that use our correspondent clearing services under current laws and regulations. Securities industry regulators may also enact more restrictive laws or regulations or change their interpretations of current laws and regulations.

Employee Misconduct or Errors Could Harm Us and Are Difficult to Detect and Deter

      Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include fraud, misappropriation of our assets, hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information.

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

Our Quarterly Results May Fluctuate Significantly

      We have experienced, and may continue to experience, significant seasonality in our business. This seasonal trend may continue for the foreseeable future and similar trends may affect our business, financial condition and operating results in the future. As a result of this and the other factors and risks discussed in this section and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” period-to-period comparisons of revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results for any future period.

We May Not Be Able to Protect Our Intellectual Property Rights

      We rely primarily on trade secret, copyright, trademark and patent law to protect our proprietary technology. However, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could result in substantial defense costs to us and could interfere with our ability to use technology that is material to our business operations.

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

The Services We Provide to Professional Non-Institutional Traders May Increase Our Exposure to Private Securities Litigation

      Many aspects of the securities brokerage business, including on-line trading services, involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. The services we provide to professional non-institutional traders may subject us to a greater risk of customer complaints, litigation and potential liability, including with respect to suitability and delays or errors in execution or settlement. Any litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

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

      We have agreed not to take any action voluntarily that would reduce Reuters ownership of our then-outstanding voting stock to less than 51% of our capital stock or then-outstanding voting stock without Reuters consent. In addition, we have agreed with Reuters not to take any action that would violate a stock exchange rule or similar requirement applicable to Reuters, or that would result in adverse tax consequences for Reuters as a result of its relationship with us. We have also agreed with Reuters not to voluntarily register our ATSs or any of our subsidiaries as a national securities exchange without Reuters consent, even if our management determines that exchange registration would be beneficial to us or one of our subsidiaries. Reuters substantial ownership position could also limit our ability to enter into a transaction that involves a change of control, which might adversely affect the market price of our common stock.

Certain Other of Our Stockholders Have Significant Contractual Rights and May Exercise Those Rights in a Manner that May Not Benefit Our Public Stockholders

      TA Associates and Bain Capital each have the right to nominate one member to our board of directors as long as each respectively owns 8,000,000 shares of our common stock that they received as consideration in our acquisition of Island. If the size of our board of directors is increased beyond its current size, then in most instances these stockholders would have the right to appoint additional directors. The right of these stockholders to nominate directors is based on the number of shares of our common stock issued to them as a result of the acquisition that they continue to own in the future and not the percentage of our outstanding common stock represented by those shares. If we issue a significant number of additional shares in the future, then these stockholders may retain the right to nominate directors to our board in a manner disproportionate to their overall ownership of our outstanding common stock.

Reuters and Certain Other Stockholders May Have Interests that Conflict with the Interests of Our Other Stockholders and Us and May Cause Us to Forego Opportunities

      Various conflicts of interest between Reuters, TA Associates or Bain Capital and us may arise in the future in a number of areas relating to our business and relationships, including the following:

•	potential competitive business activities;

•	potential acquisitions of businesses or properties;

•	incurrence of indebtedness;

•	tax matters;

•	financial commitments;

•	marketing functions;

•	indemnity arrangements;

•	service arrangements; and

•	the exercise by Reuters or those stockholders of control over our management and affairs.

      Individuals who are officers or directors of us and either Reuters, one of its other subsidiaries or one of the former stockholders of Island may have fiduciary duties to both companies. Our amended and restated certificate of incorporation includes provisions confirming the right of Reuters, TA Associates or Bain Capital, who have the right to nominate directors to our board, to engage in activities that compete with us and relating to the allocation of business opportunities between Reuters, TA Associates or Bain Capital and us. The resulting situation may be more advantageous to Reuters, TA Associates or Bain Capital than the corporate law governing those opportunities would be in the absence of those provisions.

      None of Reuters, TA Associates or Bain Capital are prohibited from engaging in our lines of business, including brokerage and research, and they may directly or indirectly compete with us in the future. Bridge Trading, a Reuters subsidiary, is a broker-dealer that competes with us, primarily in the area of U.S. exchange-listed stocks and in the soft-dollar business.

Some of Our Agreements with Reuters May Not Be the Result of Arms-Length Negotiations Between Independent Parties

      Previously, we have entered into a number of commercial agreements with Reuters. Some of these agreements were negotiated in the context of a parent-subsidiary relationship and therefore may not be the result of arm’s-length negotiations between independent parties. Accordingly, we cannot assure you that the terms of those agreements, including pricing and other material terms, are as advantageous to us as the terms we could have negotiated with unaffiliated third parties.

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

      The existence of these provisions could adversely affect the market price of our common stock. Although these provisions do not have a substantial practical significance to investors while Reuters controls us, these provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices should Reuters voting power decrease to less than 50%. See the information incorporated in this annual report by reference from the “Certain Business Relationships” section of the Proxy Statement.

Future Sales of Our Shares Could Adversely Affect the Market Price of Our Common Stock

      As of December 31, 2003, there were 330,991,354 shares of our common stock outstanding. Of this amount, 206,900,000 shares are owned beneficially by our parent, Reuters. Reuters will be able to sell its shares in the public markets from time to time, subject to certain limitations on the timing, amount, and method of such sales imposed by SEC regulations. We have also granted Reuters (and its transferees) rights to demand registration of their shares and to include their shares in future registration statements. If Reuters were to sell a large number of its shares, the market price of our stock could decline significantly. In addition, the perception in the public markets that sales by Reuters might occur could also adversely affect the market price of our common stock.

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

Website Access

      We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available, free of charge, on the “Investor Relations” section of our Internet website at www.instinetgroup.com under the heading “SEC Filings” as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the Securities and Exchange Commission.

Item 2.     Properties

      We lease all of our office space, most of which is located in New York City and Jersey City, New Jersey. Our principal offices are located at 3 Times Square, New York, New York. Our principal offices for Instinet are located at 3 Times Square, New York, New York while our principal offices for INET are located at Harborside Plaza 10, Jersey City, New Jersey. We sublease the space for our principal offices from an affiliate of Reuters. For further information about this lease, see “Certain Relationships and Related Transactions.” In addition we have lease agreements for office space outside the United States in Frankfurt, Hong Kong, London, Paris, Tokyo and Zurich. For further information about our leased properties, see “Notes to Consolidated Financial Statements.”

Item 3.     Legal Proceedings

      From time to time, we are involved in various legal proceedings (including those described below) arising in the ordinary course of business. We are also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, we believe that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on Instinet Group.

The Island ECN, Inc. v. B-Trade Services LLC

      On September 20, 2002, Island commenced an arbitration proceeding against respondents Archipelago L.L.C. (“Archipelago”); B-Trade Services LLC (“B-Trade”); and REDIBook ECN L.L.C. (“REDIBook”) before the NASD. Island alleged that each respondent entered into a subscriber agreement with Island which prescribed certain fees and, despite Island’s demand that each respondent abide by the terms of its contract, each respondent has refused to pay such fees. Island sought total damages in the amount of at least approximately $11,100,000, of which approximately $1,900,000 was due from B-Trade, $5,200,000 from Archipelago and $4,000,000 from REDIBook.

      The claim against B-Trade was severed from those claims against Archipelago and REDIBook, and was tried to conclusion. (By agreement of the parties, the claims against Archipelago and REDIBook were stayed for most of calendar year 2003, and were subsequently consolidated with Archipelago Securities L.L.C. v. Instinet Group Incorporated described below.) B-Trade denied Island’s claims, asserted affirmative defenses and counterclaimed against Island for $2,750,000. On October 21, 2003, the parties were notified that Island’s motion for summary judgment had been granted by the panel in the matter. As part of that decision, the arbitration panel (i) sustained Island’s claims against B-Trade in their entirety and awarded Island $1,979,385 (inclusive of interest) and costs, and (ii) dismissed B-Trade’s defenses and counter-claims against Island. B-Trade has satisfied the arbitration award.

The Island ECN Inc. v. Archipelago L.L.C. and REDIBook ECN L.L.C. Archipelago Securities LLC v. Instinet Group Incorporated

      As noted above, Island commenced an arbitration against Archipelago and REDIBook before the NASD seeking approximately $5,200,000 and $4,000,000, respectively, in unpaid transaction fees allegedly incurred by respondent in 2002. Archipelago and REDIBook have answered and counterclaimed against Island by denying the substantive allegations of Island’s statement of claim, asserting certain affirmative defenses and counterclaims against Island, alleging that Island engaged in unfair, discriminatory pricing practices against these respondents and asserting claims involving breach of contract, breach of obligations of good faith, and attempted monopolization and conspiracy to restrain trade under the Sherman Act. The counterclaims allege damages of no less than $30 million before trebling, for a total of no less than $90 million treble damages pursuant to the federal antitrust laws. Archipelago is also seeking attorney’s fees.

      Additionally, on February 19, 2003, Archipelago commenced a separate action against Instinet Group before the NASD, in which it alleged that Instinet Group also engaged in unfair, discriminatory pricing practices against it and asserted claims involving breach of contract, breach of obligation of good faith, and attempted monopolization and conspiracy to restrain trade under Sherman Act. Archipelago seeks no less than $41 million before trebling for a total of no less than $123 million trebled damages. Instinet Group has answered and intends to vigorously defend the proceeding.

      These two actions have been consolidated by agreement of the parties and are in the discovery phase.

NexTrade Holdings, Inc. v. ProTrader Group, LP, ProTrader Securities Corp., ProTrader Technologies LP, ProTrader Trading LLC, ProTrader Services, LP and ProTrader.com LP

      On February 4, 2003, NexTrade Holdings, Inc. commenced an action against certain ProTrader subsidiaries in the United States District Court, Middle District of Florida, Tampa Division. The complaint alleges that these subsidiaries adopted and used the mark “ProTrader” in violation of § 32(1) of the Lanham Act. The complaint further alleges that these subsidiaries’ use of the ProTrader mark is likely to cause confusion, mistake or deception among purchasers of software, services and goods bearing the name “ProTrader,” which allegedly constitutes false designation of origin and unfair competition in violation of § 43(a) of the Lanham Act. The complaint also alleges that these subsidiaries’ use constitutes trademark infringement in violation of Florida state statutes and its common law, and unfair competition based on trademark infringement in violation of the common law of Florida. Finally, the complaint alleges fraud in the inducement based on defendants’ alleged deceitful negotiations to resolve the dispute. Plaintiff seeks to recover all of these subsidiaries’ profits, gains and advantages resulting from the unauthorized use of the

“ProTrader” mark, damages sustained by the plaintiff of no less than $15 million before trebling and that such damages be trebled, and exemplary and punitive damages of not less than $90 million. Defendants have answered the complaint by denying the substantive allegations, asserting certain affirmative defenses and by counterclaiming against NexTrade, seeking a cancellation of the “Pro-Trade” trademark on the ground that it is descriptive and Plaintiff committed fraud on the Patent and Trademark Office during the prosecution of its application.

Datamize Inc. v. Fidelity Brokerage Services, LLC, Scottrade, Inc., Interactive Brokers Group, LLC, Instinet Corporation, Charles Schwab & Co., Inc., CyberTrader, Inc., E*Trade Securities, LLC, TradeStation Securities, Inc., and TerraNova Trading LLC

      On September 5, 2003, Datamize Inc. commenced an action against a variety of financial services providers, including Instinet Corporation, in United States District Court, Eastern District of Texas, Marshall Division. The complaint alleges that certain of the defendants’ trading platforms infringe United States Patent No. 6,460,040, either directly or indirectly, through acts of contributory infringement or inducement, by making, using, selling, and/or offering online trading platforms in violation of 35 U.S.C. § 271. Plaintiff seeks to recover an unspecified amount of damages.

      In lieu of answering, Instinet has moved to dismiss for improper venue, and (jointly with the other defendants) to transfer the case to California. The motions are currently pending with the court.

Item 4.     Submission of Matters to a Vote of Security Shareholders

      No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2003.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters

      Our common stock commenced trading on the NASDAQ National Market on May 18, 2001 under the symbol “INET.” Prior to that date, there was no public market for our common stock. We subsequently changed our ticker symbol to “INGP” on October 27, 2003. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the NASDAQ National Market and the dividend declared per share of our common stock:

				Dividend Declared
Period	High	Low		per Share

First quarter 2002	$10.30	$6.41		$0
Second quarter 2002	$7.95	$6.30		$0
Third quarter 2002	$7.09	$2.93	*	$1.00
Fourth quarter 2002	$4.23	$2.45		$0
First quarter 2003	$4.38	$2.86		$0
Second quarter 2003	$4.81	$3.27		$0
Third quarter 2003	$5.72	$4.00		$0
Fourth quarter 2003	$6.65	$4.74		$0

*	Adjusted for cash dividend

      On March 5, 2004, the last reported sales price for our common stock on the NASDAQ National Market was $6.83. As of March 5, 2004, there were approximately 11,100 holders of record of our common stock.

      The equity compensation plan information required to be furnished pursuant to this item is incorporated by reference from the “Equity Compensation Plan Information” section of the Proxy Statement.

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

Recent Sales of Unregistered Securities

      The following information relates to securities issued or sold by the Registrant since January 1, 2001. During that time, the Registrant has issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to offers of securities by an issuer not involving any public offering, or in reliance upon the exemption from registration under Regulation S under the Securities Act, relating to offers of securities outside the United States to persons who are not citizens or residents of the United States. The offers and sales of securities described below were made without an underwriter and the certificates representing the securities bear a restrictive legend permitting the transfer of the securities only upon their registration under, or pursuant to an exemption from the registration requirements of, the Securities Act.

(1) On October 1, 2001, we acquired ProTrader Group, LP pursuant to an Interest Purchase Agreement dated as of July 23, 2001, as amended as of October 1, 2001 (the “Purchase Agreement”), between us and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young (together, the “ProTrader Sellers”). Pursuant to the Purchase Agreement, we paid the ProTrader Sellers a purchase price of $100 million in cash and an aggregate of 5,017,058 shares of our common stock, valued at $50 million. We sold 4,629,427 shares to the ProTrader Sellers on October 1, 2001 in a private placement pursuant to Regulation D of the Securities Act. We sold the remaining 387,631 shares to one of the ProTrader Sellers on January 3, 2002 in a private placement pursuant to Regulation D of the Securities Act.

(2) In connection with our merger with Island on September 20, 2002, we assumed two hedge option agreements with Ameritrade Holding Corporation. These hedge option agreements were originally entered into between Island and Datek Online Holdings Corp. (which Ameritrade acquired on September 9, 2002) and hedged Ameritrade’s obligations under a stock appreciation rights (SARs) plan. The SARs were granted to various directors, officers and employees of Datek and, upon exercise, entitled the holders to receive cash in an amount equal to the excess of the market value of our common shares over the exercise price of the SAR. In connection with our merger with Island, Ameritrade accelerated the SARs, in accordance with the terms of the SAR plan. Pursuant to an option exercise agreement dated as of October 18, 2002 we entered into with Ameritrade and Datek, we sold 1,651,238 shares of our common stock to Ameritrade for an exercise price of $0.91 per share in a series of private placements pursuant to Regulation D of the Securities Act in November and December 2002.

Item 6.	Selected Financial Data

      The following selected consolidated historical financial and operating information of Instinet Group should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that appear elsewhere in this Form 10-K. The information as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 were derived from our audited consolidated financial statements and related notes, which appear in Item 8 in this Form 10-K. The information as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 set forth below was derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate stand-alone entity during 2000 and 1999.

	Year Ended December 31,

	2003(1)	2002(1)	2001	2000	1999

	(In thousands, except per share amounts and share volumes)
REVENUE
Transaction fees	$1,079,051	$1,078,172	$1,424,343	$1,381,405	$935,550
Interest	23,828	40,137	49,296	38,015	23,916
Investments	(9,236)	(59,109)	17,388	9,059	8,570

Total revenues	1,093,643	1,059,200	1,491,027	1,428,479	968,036
EXPENSES
Compensation and benefits	227,262	281,761	406,348	379,320	239,607
Soft dollar and commission recapture	212,373	217,314	220,050	180,035	89,469
Broker-dealer rebates	217,109	124,399	—	—	—
Brokerage, clearing and exchange fees	140,299	149,521	146,223	136,163	78,966
Communications and equipment	108,144	125,720	156,002	143,194	89,234
Depreciation and amortization	88,516	78,424	80,754	74,158	70,710
Occupancy	54,322	55,528	49,918	35,946	27,096
Professional fees	27,916	24,594	39,990	90,208	56,648
Marketing and business development	16,702	17,094	22,143	32,145	22,340
Other	26,578	58,984	54,534	37,065	24,283
Restructuring	59,497	120,800	24,378	—	—
Goodwill and intangible asset impairment	21,668	551,991	—	—	—
Loss of fixed assets at World Trade Center	—	—	20,346	—	—
Insurance recovery of fixed assets lost	(10,481)	—	(21,000)	—	—

Total expenses	1,189,905	1,806,130	1,199,686	1,108,234	698,353

Income (loss) from continuing operations	(96,262)	(746,930)	291,341	320,245	269,683
Net income (loss)	$(73,808)	$(735,230)	$144,767	$148,182	$136,118

	Year Ended December 31,

	2003(1)	2002(1)	2001	2000		1999

	(In thousands, except per share amounts and share volumes)
Income (loss) per share from continuing operations — basic and diluted	$(0.29)	$(2.75)	$1.26	$1.55	(2)	$1.30	(2)
Income (loss) per share — basic and diluted	$(0.22)	$(2.71)	$0.63	$0.72	(2)	$0.66	(2)
Weighted average shares outstanding — basic	330,859	271,542	230,561	206,900	(2)	206,900	(2)
Weighted average shares outstanding — diluted	330,859	271,542	230,564	206,900	(2)	206,900	(2)
Statement of Financial Condition Data (As of End of Period)
Cash and cash equivalents	$534,562	$275,837	$703,678	$415,199		$349,522
Securities owned, at market value	261,552	348,051	236,007	185,151		214,625
Total assets	2,066,639	2,282,895	2,994,841	2,440,424		1,747,470
Stockholders’ equity	970,783	1,023,534	1,462,509	927,336		778,842
Consolidated Statistical Data(3)(4)
Our NASDAQ-listed equity share volume (millions)	119,730	81,943	65,893	57,390		35,211
Our U.S. exchange-listed equity share volume (millions)	20,252	15,680	11,016	9,390		5,935

Our U.S. equity share volume (millions)	139,982	97,623	76,909	66,780		41,146

Our U.S. equity transaction volume (thousands)	296,465	148,415	98,346	82,437		44,902
Our non-U.S. equity transaction volume (thousands)	6,573	7,618	7,685	5,181		2,827

Our total equity transaction volume (thousands)	303,038	156,033	106,031	87,618		47,729

(1)	Subsequent to September 20, 2002, Island ECN, Inc.’s results are consolidated with our results for the periods described.

(2)	Calculated based on the number of common shares that would have been held by Reuters after giving effect to a return of capital payment of $150 million to Reuters and our conversion from a limited liability company to a corporation, which is pushed back for earnings per share calculation purposes.

(3)	Historical amounts may be restated due to updates of volume information.

(4)	For a description of how we calculate our share volumes, see “— Volume Calculations” and “— Calculation of INET Volumes.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1 of this Form 10-K entitled “Forward-Looking Statements” and “Certain Factors That May Effect Our Business.” Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

      Instinet Group is the largest global electronic agency securities broker, and we have been providing investors with electronic trading solutions and execution services for more than 30 years. We provide sophisticated electronic trading solutions and execution services to enable buyers and sellers worldwide to trade securities directly and anonymously with each other. We also give our customers the opportunity to use our sales-trading expertise and sophisticated technology tools to interact with global securities markets, improve their trading and investment performance and lower their overall trading costs. Through our electronic platforms, our customers can access other U.S. trading venues, including NASDAQ and the NYSE and almost 30 securities markets throughout the world, stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of broker-dealers and institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds. In May 2001, we converted from a limited liability corporation and completed our initial public offering.

      In recent years, we have been operating in a challenging business, economic and regulatory environment. Over the past two years, we have experienced losses, with a net loss of $73.8 million for the year ended 2003 (including a restructuring charge of $59.5 million and a write down of intangible assets of $21.6 million) compared to a net loss of $735.2 million for the year ended 2002 (including a restructuring charge of $120.8 million and a write down of intangible assets of $552.0 million). Our revenues remained level as higher share volumes traded were offset by lower revenue per share, as well as decreases in revenue from non-U.S. equities, investments and interest. In 2002 and 2003, we implemented a series of cost reduction plans that reduced annual operating costs from the fourth quarter 2002 to the fourth quarter 2003 by approximately $170.0 million on an annualized basis. We are currently implementing further cost reductions that target a reduction in operating costs of approximately $30.0 million on an annualized basis by the end of 2004.

Strategic Developments

      Since the fourth quarter of 2003, we have been implementing a business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional BrokerSM, which serves our U.S. and international institutional customers including customers of Lynch, Jones & Ryan, our commission recapture subsidiary.

•	INETSM (formerly known as Island ECN), our ECN that combines the U.S. broker-dealer order flow of the Instinet ECN and the Island ECN and serves our U.S. broker-dealer customers. INET also includes our clearing broker, Instinet Clearing Services, Inc.

      Upon the completion of the business restructuring, we currently anticipate that we will provide separate financial disclosures for the Instinet and INET as established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the first quarter of 2004. This reorganization was substantially completed on February 9, 2004.

      In September 2002, we acquired Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace, and paid a $1.00 per common stock cash dividend, which represented a distribution of approximately $248.7 million.

Business Environment and Key Business Drivers

      Our business is impacted by several main factors: trading volumes in U.S. securities markets, consideration (value of transactions) traded internationally and the competitive environment within the brokerage business. Trading volumes are affected by many factors, including investor confidence, stock price performance, global economic growth and political stability, and the level of corporate activity, including capital-raising. International consideration levels, as a multiple of trading volumes and stock price, are also affected by these factors. Our overall competitive environment, which is reflected in our market share of overall trading volume and the prices that we are able to charge our customers, is shaped in part by the level of market trading activity, but also by the abundance of competitors, continuing advances in technology, ongoing regulatory developments, increased customer awareness and regulatory scrutiny of execution costs and continuing unbundling of financial services. In addition, the securities markets and the brokerage industry in which we operate are highly regulated, and these regulations may limit or shape our activities. These factors all affect our future revenues as well as our ability to achieve our strategic objectives.

      A key measure of trading volume in the U.S. securities markets is average daily trading volume. While average daily trading volume in the U.S. equity markets as a whole has continued to show moderate growth since 2001, the market in which we trade a significant portion of our volume, NASDAQ, has experienced a decline since 2001. Average daily trading volume in NASDAQ-listed stocks was down 3.5% for the full year 2003; however, during the last half of 2003, volume increased and was maintained at a higher level than 2002. Average daily trading volume in U.S. exchange-listed stocks has grown steadily over the past five years, although the growth rate has slowed since 2001.

      Our market share, both in NASDAQ-listed and U.S. exchange-listed stocks, has increased significantly, particularly in 2003, primarily as a result of our acquisition of Island in September 2002. Within 2003, however, our NASDAQ market share has fluctuated, and it had declined significantly at the end of 2001 and into 2002. The following charts illustrate the trend of U.S. equity trading volume and our market share of this volume over the past five years:

      The volatility in our market share reflects the intense competitive environment within the brokerage business. As a result of this competition, we have decreased our prices significantly since 2001. In September 2001, we implemented a new pricing schedule for our U.S. broker-dealer customers and adjusted certain pre-set volume levels at which we offer those customers lower per share transaction fees. In March 2002, we offered further pricing incentives to our U.S. broker-dealer customers, reducing prices paid by broker-dealers trading listed stocks by approximately 60.0% and simplifying the pricing schedule by further adjusting certain pre-set volume levels. In October 2003, we reduced price for routing orders in NASDAQ-listed stocks to other trading venues through our smart order-routing by 37.0%. Additionally, the average net revenue capture per share from our institutional customers declined 35.0% from in 2003 compare to 2002. Following these changes in pricing, our average U.S. equity transaction fee revenue (per share, per side) has declined 27.3% to $0.0032 in 2003 from $0.0045 in 2002, which in turn was a 40.8% decrease from $0.0076 in 2001. This decline also reflects a shift in our business mix towards our lower-priced broker-dealer customers. Net of the impact of soft-dollar and commission recapture revenues and broker-dealer rebates, our average transaction fee revenue for U.S. equities (per share, per side) (a non-GAAP measure) has decreased to $0.0018 in 2003 from $0.0030 in 2002 and $0.0065 in 2001. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to maintain and expand INET’s liquidity pool.

      As a result of these changes in pricing and business mix, our transaction fee revenue from U.S. equities increased only 4.0% in 2003 to $900.5 million from $865.8 million in 2002, and 2002 represented a 25.8% decline from $1.2 billion in 2001, despite the substantial increases in our trading volumes that in 2003 were primarily due to our acquisition of Island. Overall, our customers traded 140.0 billion U.S. equity shares with us in 2003, representing an increase of 43.4% over 97.6 billion in 2002, which in turn represented a 26.9% increase over 76.9 billion in 2001. Of that amount, NASDAQ-listed equity shares comprised 119.7 billion in 2003, 81.9 billion in 2002 and 65.9 billion in 2001, also reflecting a steady increase, while our U.S. exchange-listed share volume rose to 20.3 billion in 2003 and 15.7 billion in 2002 from 11.0 billion in 2001.

      The following graph depicts our U.S. equity share volumes and our U.S. equity transaction fee revenues, on a quarterly basis from 1999 to 2003:

      Outside the United States, where our revenues from international transactions are determined on the basis of market consideration rather than the number of shares traded, average daily market consideration increased to $45.0 billion in 2003 from $33.6 billion in 2002, primarily reflecting both higher trading volumes and a recovery in stock prices, as well as the impact of a decline in value of the U.S. dollar. However, our average daily consideration traded declined to $676 million in 2003 from $874 million in 2002, primarily as a result of lower volumes of trading due to our decreased focus on lower margin clients in 2003. Our pricing for non-U.S. equity trading remained largely unchanged at an average of 5.7 basis points of consideration traded in both 2003 and 2002, reflecting a shift in our volume away from lower margin clients offset by an overall decline in pricing. As a result of the lower average daily consideration traded our net transaction fees from non-U.S. equities declined in 2003 to $120.0 million from $154.3 million in 2002. Transactions fees in 2002 declined 22.4% from $198.8 million in 2001 primarily due to price reductions.

      Also in response to the intense competitive environment in the United States and our resulting pricing reduction actions, we began a series of cost-cutting efforts in 2001 that have continued through 2003. In connection with these cost-cutting efforts, which primarily involved headcount reductions and office closures, we recorded restructuring charges of $59.5 million and $17.5 million of severance costs in 2003, and restructuring charges of $120.8 million and $24.4 million in 2002 and 2001, respectively.

      Our expenses have declined as a result of these cost-cutting efforts, to $1.2 billion in 2003 from $1.8 billion in 2002 and $1.2 billion before the acquisition of Island in 2001. These expense figures also include the restructuring charges and expenses mentioned above, as well as charges for the impairment of intangible assets of $21.7 million in 2003 and $552.0 million in 2002, and net insurance recoveries from the loss of fixed assets at the World Trade Center of $10.5 million in 2003 and $0.7 million in 2001. In addition to these expenses, we recorded an $18.6 million charge for the cumulative effect of a change in accounting principle in 2002 when we adopted SFAS No. 142 and incurred losses of $22.7 million in 2002 and $24.4 million in 2001 related to our fixed income operations, which we closed in 2002. As a result of the cost reduction efforts, total expenses, excluding the above items and broker-dealer rebates and soft dollar and commission recapture, declined to $679.2 million in 2003 from $791.6 in 2002 and $955.2 million in 2001.

Non-GAAP Financial Measurement

      In evaluating our financial performance and results of operations, management reviews certain financial measures that are not in accordance with generally accepted accounting standards in the United States (“non-GAAP”). Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. Management uses non-GAAP financial measures in evaluating our operating performance. In light of the use by management of these non-GAAP measurements to assess our operational performance, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. These non-GAAP financial measures should be considered in the context with our GAAP results.

      Our transaction fees earned from our customers trading equity securities have represented, and continue to represent, a substantial portion of our revenues. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues, which has a dilutive effect on our operating margins. Therefore, when evaluating our revenues from equity transactions, management reviews our net equity transaction fee revenue, based on U.S. securities and non-U.S. securities. Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses as well as broker-dealer rebates from the related equity transaction fees, as well as non-equity related revenues, and is calculated as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except revenue capture per share)
Total revenue
Transaction fee revenue, as reported	$1,079,051	$1,078,172	$1,424,343
Less: non equity related transaction fee revenue	(15,197)	(11,517)	(10,766)
Less: soft dollar revenues and commission recapture expenses	(212,373)	(217,314)	(220,050)
Less: broker-dealer rebates	(217,109)	(124,399)	—

Net equity transaction fee revenue	$634,372	$724,942	$1,193,527

U.S.
Transaction fee revenue from U.S. equities	$900,488	$865,777	$1,167,155
Less: non equity related transaction fee revenue	(15,197)	(11,517)	(10,766)
Less: soft dollar revenues and commission recapture expenses from U.S. equities	(153,849)	(159,208)	(161,624)
Less: broker-dealer rebates	(217,109)	(124,399)	—

Net equity transaction fee revenue from U.S. equities	$514,333	$570,653	$994,765

Average U.S. revenue capture per share
Average U.S. equity transaction fee revenue (per share, per side)	$0.0032	$0.0045	$0.0076
Less: non equity related transaction fee revenue	(0.0001)	(0.0001)	(0.0001)
Less: soft dollar revenues and commission recapture expenses from U.S. equities	(0.0005)	(0.0008)	(0.0010)
Less: broker-dealer rebates	(0.0008)	(0.0006)	—

Average U.S. equity net transaction fee revenue (per share, per side)	$0.0018	$0.0030	$0.0065

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except revenue capture per share)
Non-U.S.
Transaction fee revenue from non-U.S. equities	$178,563	$212,395	$257,188
Less: soft dollar revenues and commission recapture expenses from non-U.S. equities	(58,524)	(58,106)	(58,426)

Net equity transaction fee revenue from non-U.S. equities	$120,039	$154,289	$198,762

Total expenses
Total expenses, as reported	$1,189,905	$1,806,130	$1,199,686
Less: soft dollar and commission recapture	(212,373)	(217,314)	(220,050)
Less: broker-dealer rebates	(217,109)	(124,399)	—
Less: restructuring	(59,497)	(120,800)	(24,378)
Less: goodwill and intangible assets impairment	(21,668)	(551,991)	—

Net expenses	$679,258	$791,626	$955,258

Revenues

      Our revenues consist of transaction fees, interest and investment income.

      Transaction fees accounted for the significant portion of our revenues. These fees are commission and other revenues earned on our customers’ use of our various brokerage and related services, and fluctuate based upon share volumes and pricing changes. These services include ECN transaction revenues, service bureau transaction fees, market data, communication, clearing and other brokerage services. Transaction fees also include soft dollar revenues and revenues that are subject to commission recapture which offset dollar-for-dollar the expenses we incur in paying for research from independent third parties and for commission recapture payments to pension plan and other fund sponsors. ECN transaction fee revenues include commissions charged to broker-dealers who consume liquidity from our ECN. The commissions we charge to liquidity consumers more than offset the amount we pay broker-dealers who provide liquidity to our ECN.

      For transactions in U.S. equity securities, we generally base our fees on a per share basis. Our broker-dealer customers are subject to a fee schedule that provides for a per share amount that declines based upon pre-set volume levels. Our institutional customers pay a per share amount based upon the customer’s level of usage of our services. For transactions in non-U.S. equity securities, we generally base our fees on the transaction value per trade as is customary in the international markets in which we operate, and also take into account the customer’s level of trading activity as well as local market settlement costs.

      Clearing fees are earned on a per ticket basis. A ticket refers to one or more customer transactions grouped together for clearing purposes. In some cases, a single transaction is cleared using more than one ticket.

      Interest income is interest earned on the cash provided as collateral on stock borrow transactions related to our clearing business, our interest earning assets, which primarily consist of fixed income securities, and on our cash balances.

      Investment income consists of realized and unrealized gains and losses, dividends and other income earned on a series of strategic alliances and long-term investments we have made in other companies, as well as realized and unrealized gains and losses from our marketable securities.

Operating Expenses

      Employee compensation and benefits expense includes salaries, incentive compensation and related employee benefits and taxes. Salaries and benefits account for just over half of our employee compensation and benefits expense. Many employees receive annual incentive compensation based on our overall operating results. Some employees, such as sales employees, receive periodic incentive compensation based on new customer acquisitions and revenues. As a result, a portion of this expense fluctuates based on our operating results and our revenue. As part of our cost reduction initiatives, we have been reducing our employee base, which we expect will result in lower compensation expense in the future.

      Soft dollar and commission recapture expense consists primarily of expenses we incur to purchase research products from third parties for our customers in connection with our soft dollar research business, as well as commission recapture payments to pension plan and other fund sponsors. Our soft dollar and commission recapture expense fluctuates based upon the level of our customers’ demand for these services and overall market transaction volumes.

      Broker-dealer rebates represent commission rebates paid to broker-dealers who provide liquidity to our ECNs as part of our pricing for broker-dealers. We charge commissions to broker-dealers who remove liquidity from our ECNs, which is recorded as transaction fee revenue. The commissions we charge to liquidity removed more than offset the rebate amounts we pay to broker-dealers who provide liquidity to our ECNs.

      Brokerage, clearing and exchange fees include fees paid to clearing entities for clearing and settlement services, fees paid to floor brokers exchanges and other ECNs for trade execution and fees paid to third-party vendors for data processing services. These costs generally fluctuate based on transaction volumes.

      Communications and equipment expense consists primarily of costs for our network connections with our customers, costs for maintenance of our core network, costs for software, computers and other equipment; and fees for access to stock market data. Communications and equipment expense generally fluctuates based upon long-term trends in our business activity and the services we offer to our customers. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance, and security. We also must modify our systems from time to time to comply with various regulatory requirements, such as the SEC order handling rules and Regulation ATS. The expenses we incur for these modifications may vary substantially from period to period.

      Depreciation and amortization expense results primarily from the depreciation of the fixed assets we purchase, as well as the amortization of goodwill resulting from our acquisitions and other intangible assets. Goodwill amortization was recorded until January 1, 2002, when we adopted new accounting rules, which require that goodwill no longer be amortized to earnings. In 2002, we wrote off all of our goodwill. Write-offs of fixed assets and an impairment charge in 2003 are expected to reduce future depreciation and amortization by $4.0 million in 2004.

      Occupancy expense includes the costs of leasing, furnishing and maintaining our office and operations space, primarily in the New York metropolitan area. Occupancy expense is primarily affected by increases or decreases in the number of employees and expansion or contraction of our services and related support functions. As part of our cost cutting initiatives and reduction of workforce, we consolidated our office space and expect lower occupancy costs in 2004.

      Professional fees include fees paid to consultants as well as legal and accounting fees.

      Marketing and business development expense consists primarily of production, media, print, client entertainment and other expenses incurred to create brand awareness, promote our services and introduce new products. It also includes client entertainment expenses.

      Other expenses consist primarily of interest expense, administrative expenses, provision for bad debt, as well as other general office costs.

      Provision (benefit) for income taxes includes taxes related to our income in each country or jurisdiction in which we operate. The difference between our effective tax rate and the U.S. statutory tax rate may differ period to period, but primarily results from state and local taxes in the U.S., foreign income taxes, valuation allowances against losses that may not be realized and the effect of certain non-deductible expenses.

Critical Accounting Policies

      Our accounting policies related to our strategic alliances and long term investments (“investments”), allowance for doubtful accounts and goodwill are the most critical accounting policies that require us to make estimates and use judgments that could affect our results.

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

      We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. The following table summarizes the carrying value of our investments as of:

	December 31,

	2003	2002	2001

	(In thousands)
Archipelago Holdings LLC	$20,000	$15,000	$40,000
NASDAQ Stock Market, Inc.	7,499	14,792	15,736
Starmine Corporation	2,000	2,000	—
Tradeware S.A.	—	3,254	4,492
TP Group LDC	—	2,695	8,816
Japan Cross Securities Co. Ltd.	—	2,096	3,782
e-Xchange Advantage Corporation	—	2,000	—
WR Hambrecht & Co.	—	—	16,450
Vencast, Inc.	—	—	2,373
Knight Roundtable Europe Ltd.	—	—	250

Total	$29,499	$41,837	$91,899

      In 2003, our investment in Japan Cross Securities Co. Ltd. was written off and subsequently sold to Nikko Salomon Smith Barney for approximately $1.5 million. TP Group LDC was liquidated and as part of the liquidation we received approximately $3.0 million.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

The allowance for doubtful accounts as of December 31, 2003 and 2002 was $21.7 million and $22.0 million, respectively.

Accounting for Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ.

      In 2003, our annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. In accordance with SFAS No. 142, based on the results of management’s analysis, we determined that our intangible assets had been impaired and as a result, we recorded a pre-tax charge of $21.7 million. In 2002, we performed the same impairment test and determined that our book value exceeded its fair market value. Based on the results of management and a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result, we recorded a pre-tax goodwill impairment loss of $552.0 million, the remaining carrying value of our goodwill, as of September 30, 2002.

      See Note 2 to the consolidated financial statements for a summary of our significant accounting policies.

Key Statistical Information

      The following table presents key transaction volume information, as well as certain other operating information.

	Year Ended December 31,

	2003	2002(5)	2001

Total U.S. equity share volume (millions)(1)(2)	910,454	905,350	832,339
Our U.S. equity share volume (millions)(1)(2)	139,982	97,623	76,909
Our share of total U.S. equity share volume(1)(2)	15.4%	10.8%	9.2%

Total NASDAQ-listed equity share volume (millions)(2)	424,847	441,586	471,216
Our NASDAQ-listed equity share volume (millions)(2)	119,730	81,943	65,893
Our share of total NASDAQ-listed equity share volume(2)	28.2%	18.6%	14.0%

Total U.S. exchange-listed equity share volume (millions)(2)	485,608	463,764	361,123
Our U.S. exchange-listed equity share volume (millions)(2)	20,252	15,680	11,016
Our share of total U.S. exchange-listed equity share volume(2)	4.2%	3.4%	3.1%

Our U.S. equity transaction volume (thousands)	296,465	148,415	98,346
Our non-U.S. equity transaction volume (thousands)	6,573	7,618	7,685

Our total equity transaction volume (thousands)	303,038	156,033	106,031

	Year Ended December 31,

	2003	2002(5)	2001

Our average U.S. equity transaction size (shares per transaction)	472	658	782
Our average equity transactions per day (thousands)	1,203	619	428

Transaction fees from U.S. equities (thousands)	900,488	865,777	1,167,155
Transaction fees from non-U.S. equities (thousands)	178,563	212,395	257,188

Total equity transaction fees (thousands)	$1,079,051	$1,078,172	$1,424,343
Net transaction fees from U.S. equities (thousands) (non-GAAP financial measure)(3)	514,333	570,653	994,765
Net transaction fees from non-U.S. equities (thousands) (non-GAAP financial measure)(3)	120,039	154,289	198,762

Total net equity transaction fees (thousands) (non-GAAP financial measure)(3)	$634,372	$724,942	$1,193,527
Our average equity transaction fee revenue per share(4)	$0.0032	$0.0045	$0.0076
Our average net equity transaction fee revenue per share (non-GAAP financial measure)(3)(4)	$0.0018	$0.0030	$0.0065

(1)	U.S. shares consist of shares of U.S. exchange-listed and NASDAQ-listed stocks.

(2)	For a description of how we calculate our share volumes, see “— Volume Calculations.”

(3)	Our net equity transaction fee revenues are calculated by subtracting the soft dollar and commission recapture expenses and broker-dealer rebates from the related equity transaction fees. GAAP requires us to add our soft dollar and commission recapture expenses and broker-dealer rebates, dollar-for-dollar, to related equity transaction fee revenues. See “— Non-GAAP Financial Measurements.”

(4)	Average transaction fee revenue is calculated by dividing transaction fee revenue for the buy and sell side of each transaction by total share volume.

(5)	Represents Instinet Group Incorporated volume from all sources, including the Island ECN subsequent to September 20, 2002.

Volume Calculations

      In computing our U.S. share volume in either NASDAQ-listed or U.S. exchange-listed equities, we count the customer share volume on one side of the trade, whether or not the trade matches with another customer or is routed to another execution venue.

      For example, where a customer sells 100 shares to another customer as a matched trade, we count 100 shares; if the trade were routed we count 100 shares.

      In computing our total market share, our numerator share volume is counted as described above for each market where we disclose a market share statistic. The denominator for NASDAQ market share is total NASDAQ share volume as published by NASDAQ. Historical amounts may be restated due to updates of volume information from NASDAQ. For U.S. exchange-listed market share, the denominator is the total share volume of U.S. listed markets obtained from a widely recognized market data vendor. Listed markets include the New York Stock Exchange, American Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, National Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

      We count our volume differently in our customer operating data disclosures as described therein.

Calculation of INET Volumes

      Prior to 2004, we operated Instinet and Island ECN as two separate ATSs; however, we disclosed the volumes from our two ATSs on a combined basis. Instinet customers had the option, for certain orders, to automatically send parts of orders that could not be filled on the Instinet system to the Island system. In calculating our combined volumes, we eliminate one side of these routed orders. In February 2004, we substantially completed our consolidation of order flow to the INET ATS.

Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview

      Our net loss decreased to $73.8 million for 2003 from a net loss of $735.2 million for 2002 primarily due to a $552.0 million charge for goodwill impairment, a higher restructuring charge and write downs in our investments in 2002.

      Revenues of $1.1 billion in 2003 were level compared to 2002 as higher share volumes traded were offset by lower revenue per share, as well as decreases in revenue from non-U.S. equities, investments and interest. Our total U.S. equity share volume traded for the year increased 43.4% for 2003 compared to 2002 due to our acquisition of Island and our price reductions; however, the impact of this higher volume was almost entirely offset by lower average pricing.

      Expenses decreased 34.1% to $1.2 billion for 2003 from $1.8 billion for 2002. Our expenses for 2003 included a restructuring charge of $59.5 million, intangible asset impairment write-down of $21.7 million and $10.5 million in insurance recoveries for assets lost in the World Trade Center. Our expenses for 2002 included a goodwill impairment charge of $552.0 million and restructuring charges of $120.8 million. Expenses were lower in 2003 compared to 2002 due to a $530.3 million decline in goodwill impairment and declines in restructuring and compensation expenses offset in part by an increase in broker-dealer rebates.

Revenues

      Transaction fee revenue was unchanged at $1.1 billion for 2003 and 2002. The 2003 amount reflects a full year of Island’s activity compared to approximately three months in 2002. Our total net equity transaction fee revenue (a non-GAAP financial measure) declined 12.5% to $634.4 million for 2003 from $724.9 million for 2002 as higher U.S. equity volume was more than offset by a decrease in our average pricing for U.S. equities and a decline in non-U.S. consideration traded. Our average net U.S. equity transaction fee revenue per U.S. share (a non-GAAP financial measure) decreased approximately 40.0% to $0.0018 in 2003 from $0.0030 in 2002. Our average U.S. equity transaction fee revenue per U.S. share (the equivalent GAAP measure) decreased approximately 27.3% to $0.0032 in 2003 from $0.0044 in 2002. The decline in our average pricing reflects an increase in broker-dealer rebate expense and an increase in lower priced broker-dealer volume as a result of our acquisition of Island as well as a full year impact in 2003 of significant price cuts implemented in 2002. We will continue to monitor future price competition and evaluate our pricing structure as part of our ongoing efforts to protect and grow our business.

      Interest revenue decreased 40.6% to $23.8 million in 2003 from $40.1 million in 2002. This decrease was primarily due to a decrease in interest rates, which affects the revenue generated by our stock borrowing activities related to our clearing services.

      Losses on our investments were $9.2 million in 2003 compared to $59.1 million in 2002. In 2003, our losses were due to deteriorating business conditions or decreased market capitalization on our investments primarily in TP Group LDC, The Nasdaq Stock Market, Inc., Tradeware S.A., Japan Cross Securities Co. Ltd. and e-Xchange Advantage Corporation partially offset by a gain in the value of Archipelago Holding LLC and the carrying value of certain of our investments in non-U.S. exchanges. In 2002, we recorded losses on our investments primarily in Archipelago Holding LLC, WR Hambrecht & Co., TP Group LDC, Tradeware S.A., Japan Cross Securities Co. Ltd. and Vencast, Inc, offset by market gains in securities owned and sale of shares in the Toronto Stock Exchange.

      Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 2.3% to $212.3 million in 2003 from $217.3 million in 2002. This decrease was primarily due to a decrease in volume from our soft dollar clients partially offset by increased client use of the commission recapture services provided by our clients of our Lynch, Jones & Ryan subsidiary.

Expenses

      Compensation and benefits expense decreased 19.3% to $227.3 million in 2003 from $281.8 million in 2002 due to declines in salary and benefits expense and lower incentive compensation. The decline in salary and benefits expense was due to declines in our employee base as a result of our cost reduction initiatives and reduction of certain benefit programs. Lower incentive compensation was due to our lower profitability. This decrease was partially offset by a severance charge of $17.5 million in 2003 related to employee reductions. Our average number of employees was 1,324 in 2003 and 1,672 in 2002 (which includes Island employees from September 2002). Our total headcount decreased to 1,210 employees as of December 31, 2003 from 1,474 employees as of December 31, 2002 including 133 employees from Island.

      Soft dollar and commission recapture expense decreased 2.3% to $212.4 million in 2003 from $217.3 million in 2002. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This decrease was primarily due to a decrease in volume from our soft dollar clients partially offset by increased client use of commission recapture services provided by our Lynch, Jones & Ryan subsidiary.

      Broker-dealer rebates increased to $217.1 million in 2003 from $124.4 million in 2002. The increase was due to higher volume resulting primarily from our acquisition of Island and the inclusion in 2003 of a full year of rebate expenses. We began offering broker-dealer rebates in March 2002.

      Brokerage, clearing and exchange fees decreased 6.2% to $140.3 million in 2003 from $149.5 million in 2002. The impact of higher transaction volume was more than offset by lower clearing and settlement costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

      Communications and equipment expense decreased 14.0% to $108.1 million in 2003 from $125.7 million in 2002. Our costs declined throughout 2003 as we migrated certain clients off of our proprietary in-house network to a third-party platform. The migration was substantially complete by the end of the third quarter of 2003.

      Depreciation and amortization expense increased 12.9% to $88.5 million in 2003 from $78.4 million in 2002. This increase was primarily due to higher amortization related to our intangible assets, which we acquired in connection with our acquisitions of Island and ProTrader. This increase was partially offset by lower depreciation of our leasehold improvements associated with reduced space needs as part of our cost reduction efforts.

      Occupancy expense decreased 2.2% to $54.3 million in 2003 from $55.5 million in 2002, primarily due to decreased rent expense due to consolidation of our office space in the New York metropolitan area as part of our cost reduction initiative. This decrease was partially offset by a one-time charge of $2.3 million related to the consolidation of our office space as part of the cost reduction initiative announced in March 2003, as well as our acquisition of Island.

      Other expenses decreased 54.9% to $26.6 million in 2003 from $59.0 million in 2002. This decrease was primarily due to lower bad debt expense related to commission receivables from customers and lower bad debt expense associated with loans made to strategic investment partners in 2002, as well as lower interest expense due to lower interest rates and lower discretionary and office related expenses.

Goodwill and Intangible Asset Impairment

      During the fourth quarter of 2003, our annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. In accordance with SFAS No. 142, based on an impairment analysis conducted by management, we determined that our intangible assets had been impaired and as a result, we recorded a pre-tax charge of $21.7 million. We recorded a related tax benefit of $9.3 million related to this charge.

      During the third quarter of 2002, in accordance with SFAS No. 142, based on the results of a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result and as a result we recorded a pre-tax goodwill impairment loss of $552.0 million, the remaining carrying value of our goodwill. This was a non-cash charge and resulted in no reduction in tangible book value. We recorded a related tax benefit of approximately $26.0 million related to this charge.

Restructuring Expense

      In the fourth quarter of 2003, we recorded a pre-tax charge of $59.5 million related to the reduction of workforce by approximately 185 employees (or approximately 15% of full-time employees), expected to be substantially completed by July 2004, and the consolidation of the company’s office space, which accounts for a significant portion of the charge. This cost reduction action is primarily due to the strategic decisions related to the separation of Instinet and INET, and the company’s ongoing efforts to streamline its operations.

      In March 2002, we recorded a pre-tax charge of $58.4 million in order to offset the impact of reduced revenues due to our price reductions to U.S. broker-dealer customers. In December 2002, we announced additional cost reductions, and as a result we recorded a pre-tax charge of $62.4 million primarily due to cost synergies in connection with our acquisition of Island. The charge also reflects expenses associated with reducing staff, consolidation of office space within the New York City area and internationally and the closure of the remaining offices of our ProTrader subsidiary.

Discontinued Operations

      In May 2002, we closed our fixed income trading platform. We began developing our fixed income business in 1998 and started trading in the spring of 2000. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, the business had been unable to reach a critical mass. As a result of the closure, we incurred a charge, net of tax, of $22.7 million in 2002.

Cumulative Effect of Change in Accounting Principle

      The cumulative effect of a change in accounting principle related to goodwill, net of tax, was $18.6 million in 2002. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS No. 142, of using undiscounted cash flows of the businesses acquired over its estimated life. Upon adoption of SFAS No. 142, we incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 million related to our acquisition of Montag Pöpper & Partner GmbH, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and restructuring of our ProTrader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and therefore the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

Income Taxes Benefit

      Our tax benefit decreased to $22.5 million in 2003 from a benefit of $53.1 million in 2002 as a result of decreased loss from continuing operations before income taxes. Our effective income tax rate increased to 23.3% in 2003 from 7.11% in 2002. This increase primarily resulted from the permanent impairment of goodwill that was not deductible for tax purposes in 2002.

Results of Operations — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview

      Net loss decreased to $735.2 million for 2002 from net income of $144.8 million for 2001 primarily due to a $552.0 million charge for goodwill impairment, a restructuring charge and a write down in our investments in 2002. Our revenues decreased 29.0% to $1.1 billion for 2002 from $1.5 billion for the comparable period in 2001, primarily as a result of lower average pricing, which more than offset revenues related to our increased share volumes and acquisition of Island.

      Expenses increased 50.6% to $1.8 billion for 2002 from $1.2 billion for 2001. Our expenses for 2002 included a goodwill impairment charge of $552.0 million and restructuring charges of $120.8 million. Our expenses for 2001 included a restructuring charge of $24.4 million. Island contributed $60.3 million of expenses in 2002.

Revenues

      Transaction fee revenue decreased 24.3% to $1.1 billion in 2002 to $1.4 billion in 2002. Transaction fee revenue excluding revenues directly related to soft dollar and commission recapture as well as broker-dealer rebates declined 39.3% to $724.9 million in 2002 from $1.2 billion in 2001. These decreases were primarily due to a decline in average pricing as a result of our pricing changes. Our average transaction fee revenue per U.S. share decreased 40.8% to $0.0045 in 2002 from $0.0076 in 2001. Our average net transaction fee revenue per U.S. share (a non-GAAP financial measure), which excludes revenues directly related to soft dollar and commission recapture as well as broker-dealer rebates, decreased 53.8% to $0.0030 in 2002 from $0.0065 in 2001. On a quarterly basis, our average net U.S. equity transaction fee revenue has fluctuated significantly and was $0.0018, $0.0025, $0.0036 and $0.0055 for the three months ended December 31, 2002, September 30, 2002, June 30, 2002 and March 31, 2002, respectively.

      Primarily due to the acquisition of Island in September 2002, our various pricing changes, and the introduction of our broker-dealer rebates, we increased our trading volumes and market share in NASDAQ-listed and U.S. exchange-listed stocks from 2001 through 2002, however, the decrease in our average pricing more than offset the effect of the increases in our trading volumes. Our trading volumes in NASDAQ-listed stocks increased 24.4% and our trading volumes in U.S exchange-listed stocks increased 42.3% in 2002, compared to 2001. Island contributed 90.8% or 14.6 billion shares, of the increase in NASDAQ-listed stocks and 50.3% or 2.3 billion shares, of the increase in U.S. exchange-listed stocks. Our share of volume in NASDAQ-listed stocks, while fluctuating during the period, increased to 18.6% in 2002 to 14.0% in 2001, and our share of volume in U.S. exchange-listed stocks increased to 3.4% in 2002 from 3.1% in 2001. Our Instinet ATS alone accounted for 15.3% of the total trading volume in the NASDAQ-listed stocks for 2002. Following our acquisition of Island, our two ATS accounted for 29.7% of the total trading volume in NASDAQ-listed stocks for the three months ended December 31, 2002.

      Our transaction fee revenue earned from U.S. equity transactions decreased 25.8% to $865.8 million in 2002 from $1.2 billion in 2001. Our transaction fee revenue earned from non-U.S. equities declined 17.4% to $212.4 million in 2002 from $257.2 million in 2001. This amount represented 19.7% of our total equity transaction fee revenue in 2002 and 18.1% in 2001. Our net transaction fee revenue earned from U.S. equity transactions (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, decreased 42.6% to $570.7 million in 2002 from $994.8 million in 2001 due to the decrease in our average pricing resulting from lower rates for U.S. broker-dealer customers following the price reductions we initiated for this group in March 2002. Our net transaction fee revenue earned from non-U.S. equities (a non-GAAP financial measurement), which excludes revenues directly related to soft dollar and commission recapture and broker-dealer rebates, declined 22.4% to $154.3 in 2002 from $198.8 million in 2001. This amount represented 21.3% of our total net equity transaction fee revenue in 2002 and 16.7% in 2001. This increase was primarily due to a greater decrease in our U.S. net equity transaction fees as a result of our price changes versus our non-U.S. net equity transaction fees.

      Our soft dollar revenues and our revenues that are subject to commission recapture, which are offset dollar-for-dollar by our soft dollar research payments and commission recapture expenses, decreased 1.2% to $217.3 million in 2002 from $220.1 million in 2001, primarily due to a decrease in our soft dollar revenues due to reduced use of this service partly offset by increased use of the commission recapture services provided by our Lynch, Jones and Ryan subsidiary.

      Interest revenue decreased 18.6% to $40.1 million in 2002 from $49.3 million in 2001. This decrease was primarily due to a decrease in interest rates, which affects the revenue generated by our stock borrowing activities related to our clearing services, as well as a decrease in our interest bearing cash and cash equivalents.

      Investments revenue decreased to a loss of $59.1 million in 2002 from a gain of $17.4 million in 2001. The loss was primarily due to write downs of $45.2 million where management made a determination that the fair value of investments was impaired and $12.1 million for investments accounted for under the equity method, offset by gains on our securities owned, including $2.7 million on our sale of shares in the Toronto Stock Exchange upon its demutualization and initial public offering in November 2002.

Expenses

      Compensation and benefits expense decreased 30.7% to $281.8 million in 2002 from $406.3 million in 2001. This decrease was primarily due to a decrease in our worldwide headcount, particularly in our U.S. offices, the closure of our fixed income business as part of our cost reduction initiatives, as well as a decline in incentive compensation due to our lower revenues. Our average headcount was 1,672 in 2002 and 2,083 in 2001. Our total headcount decreased to 1,474 employees (including 133 employees from Island) as of December 31, 2002 from 2,132 employees as of December 31, 2001.

      Soft dollar and commission recapture expense decreased 1.2% to $217.3 million in 2002 from $220.1 million in 2001. This expense is offset dollar-for-dollar by soft dollar revenues and revenues that are subject to commission recapture. This decrease was primarily due to a decrease in our soft dollar costs due to lower volumes partly offset by expanded use of our commission recapture services offered by our Lynch Jones & Ryan subsidiary.

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

      Brokerage, clearing and exchange fees increased 2.3% to $149.5 million in 2002 from $146.2 million in 2001. This increase was due to higher brokerage and exchange fees as a result of our new order routing technology (which allows us to route trades to other ECNs, which in turn, charge us fees for this service), our acquisition of Island and fees charged to our ProTrader subsidiary. Partly offsetting these increases were a reduction in our regulatory fees and lower U.S. clearing costs as a result of implementing certain technology efficiencies, such as trade compression.

      Communications and equipment expense decreased 19.4% to $125.7 million in 2002 from $156.0 million in 2001. This decrease was due in large part to lower core communications costs, which decreased 23.1% to $62.8 million in 2002 from $77.9 million in 2001, reflecting the benefit of improved network and systems efficiencies. Our equipment and software costs for upgrading our existing systems and other enhancements decreased 21.2% to $30.0 million in 2002 from $38.0 million in 2001 primarily due to decreased spending in this area. Our exchange data access charges also decreased 19.7% to $15.9 million in 2002 from $19.8 million in 2001, primarily due to the sale of our Research and Analytics product to Reuters in September 2001.

      Depreciation and amortization expense decreased 2.9% to $78.4 million in 2002 from $80.8 million in 2001. This decrease was primarily due a reduction in depreciation of our capitalizable assets, which decreased as part of our cost reduction initiatives, offsetting a slight increase due to our acquisition of Island. In addition, we ceased amortizing goodwill as a result of our adoption of SFAS No. 142. Offsetting this decrease in goodwill amortization was amortization related to our intangible assets, which we acquired in connection with our acquisition of Island and ProTrader.

      Occupancy expense increased 11.2% to $55.5 million in 2002 from $49.9 million in 2001, primarily due to increased property insurance, maintenance and one time costs associated with our move to new corporate headquarters in New York and our acquisition of Island. Partly offsetting these increases was a decrease in rent expense due to consolidation of our office space in the New York metropolitan area.

      Professional fees decreased 38.5% to $24.6 million in 2002 from $40.0 million in 2001. This decrease was primarily due to reduced use of technical and management consultants, partly offset by an increase in our legal expenses and our acquisition of Island.

      Marketing and business development decreased 22.8% to $17.1 million in 2002 from $22.1 million in 2001. This decrease was due to a scaling back of our branding campaign as a result of our cost reduction initiatives.

      Other expenses increased 8.2% to $59.0 million in 2002 from $54.5 million in 2001. This increase was primarily due to an increase in our provision for bad debts due to loans we made to our strategic investments, payments to Reuters in connection with the sale of our R&A product in order to allow our customers to receive this service and support from Reuters instead of us, and interest costs related to our securities lending and other clearing activities. Partly offsetting these increases were decreases in our travel expenses as part of our cost reduction initiatives, a one-time refund of value added tax previously paid to certain non-U.S. tax authorities and interest expense related to a loan Reuters provided to us to fund our acquisition of Lynch Jones & Ryan in February 2000. This loan was repaid in June 2001.

Restructuring Expense

      In March 2002, we recorded a pre-tax charge of $58.4 million in order to offset the impact of reduced revenues due to our price reductions to U.S. broker-dealer customers. In December 2002, we announced additional cost reductions, and as a result, we recorded a pre-tax charge of $62.4 million primarily due to cost synergies in connection with our acquisition of Island. The charge also reflects expenses associated with reducing staff, consolidation of office space within the New York City area and internationally and the closure of the remaining offices of our ProTrader subsidiary.

      In 2001, in order to address the declines in our margins, we announced a cost reduction and restructuring program. As a result, we recorded a pre-tax charge of $24.4 million 2001. This charge reflects expenses associated with employee severance and consolidation costs for certain office locations.

Income Taxes Provision (Benefit)

      Our tax benefit was $53.1 million in 2002 compared to a provision of $122.2 million in 2001 as a result of our loss from continuing operations before income taxes and cumulative effect of change in accounting principle. Our effective income tax rate decreased to 7.11% in 2002 from 41.9% in 2001. This decrease resulted from the permanent impairment of goodwill that was not deductible for tax purposes, restructuring charges, write-down in our investments, operating losses in tax jurisdictions where utilization of tax losses is doubtful and other valuation allowances.

Quarterly Results

      The following table set forth certain unaudited consolidated quarterly statement of income and operating data. This unaudited information has been prepared on substantially the same basis as the consolidated financial statements and should be read together with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. The results for any quarter are not necessarily indicative of results for any future period or for an entire year.

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share amounts)
REVENUE
Transaction fees	$279,708	$268,210	$275,909	$255,224	$278,441	$263,917	$269,933	$265,881
Interest	5,899	4,931	6,651	6,347	8,546	10,699	11,958	8,934
Investments	10,268	(667)	2,841	(21,678)	(19,878)	(20,336)	(13,181)	(5,714)

Total revenues	295,875	272,474	285,401	239,893	267,109	254,280	268,710	269,101
EXPENSES
Compensation and benefits	51,079	51,450	60,749	63,984	60,745	63,809	70,989	86,218
Soft dollar and commission recapture	58,817	54,894	49,604	49,058	50,161	51,824	61,738	53,591
Broker-dealer rebates	54,507	53,552	58,630	50,420	56,601	39,004	25,503	3,291
Brokerage, clearing and exchange fees	37,275	35,553	33,446	34,025	36,994	42,079	33,767	36,681
Communications and equipment	20,890	24,917	31,617	30,720	36,604	26,620	29,187	33,309
Depreciation and amortization	18,500	22,408	23,534	24,074	24,659	16,712	17,930	19,123
Occupancy	12,122	12,567	13,175	16,458	16,158	12,223	13,595	13,552
Professional fees	8,611	5,739	7,228	6,338	7,820	5,110	6,646	5,018
Marketing and business development	7,483	2,958	3,480	2,781	3,756	2,451	7,480	3,407
Other	4,583	5,728	8,407	7,860	16,559	9,899	16,852	15,674
Restructuring	59,497	—	—	—	62,405	955	42,410	15,030
Goodwill and intangible asset impairment	21,668	—	—	—	—	551,991	—	—
Insurance recovery of fixed assets lost	(2,492)	(2,989)	—	(5,000)	—	—	—	—

Total expenses	352,540	266,777	289,870	280,718	372,462	822,677	326,097	284,894

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(56,665)	5,697	(4,469)	(40,825)	(105,353)	(568,397)	(57,387)	(15,793)
Income tax provision (benefit)	(18,331)	1,652	732	(6,507)	6,690	(39,958)	(14,117)	(5,703)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(38,334)	4,045	(5,201)	(34,318)	(112,043)	(528,439)	(43,270)	(10,090)
Discontinued operations:
Loss from operations of fixed income business	—	—	—	—	(412)	—	(23,581)	(9,775)
Income tax benefit	—	—	—	—	252	—	6,946	3,824

Income (loss) before cumulative effect of change in accounting principle	(38,334)	4,045	(5,201)	(34,318)	(112,203)	(528,439)	(59,905)	(16,041)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(18,642)

Net income (loss)	$(38,334)	$4,045	$(5,201)	$(34,318)	$(112,203)	$(528,439)	$(59,905)	$(34,683)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share amounts)
Operating data:
Total U.S. equity share volume (millions)(1)(2)	234,554	231,762	239,780	204,358	228,692	239,100	225,445	212,113
Our U.S. equity share volume (millions)(1)(2)	37,208	34,168	37,065	31,541	36,771	26,471	19,221	15,160
Our share of total U.S. equity share volume(1)(2)	15.9%	14.7%	15.5%	15.4%	16.1%	11.1%	8.5%	7.1%
Customer Operating Data(3)
Instinet, the Institutional Broker
U.S. Equities
Average daily volume (million shares)(4)	99	91	87	83	85	88	90	100
Amount charged to client per share(5)	$0.0130	$0.0148	$0.0144	$0.0141	$0.0150	$0.0154	$0.0168	$0.0176
Non-U.S. Equities
Average daily consideration (millions)(6)	$609	$649	$666	$783	$751	$936	$874	$940
Average basis points charged to client per consideration traded(6)	5.9	6.2	5.7	5.1	5.5	5.6	5.8	5.9
INET
Matched average daily volume(7)
NASDAQ-listed equity share volume (million shares)	390	389	444	380	450	313	208	155
Share of total market	22.1%	22.5%	24.8%	26.1%	27.4%	18.2%	11.4%	8.5%
U.S. exchange-listed equity share volume (million shares)	43	40	45	48	47	17	6	8
Share of total market	2.3%	2.1%	2.2%	2.5%	2.4%	0.8%	0.4%	0.5%
U.S. total equity share volume (million shares)(1)	433	429	489	428	497	330	214	163
Share of total market	11.8%	11.9%	12.8%	12.8%	13.9%	8.8%	6.1%	4.6%

(1)	U.S. shares consist of shares of U.S. exchange-listed and NASDAQ-listed stocks.

(2)	For a description of how we calculate our share volumes, see “— Volume Calculations.”

(3)	The information set forth certain unaudited operating data that reflects our ongoing business restructuring plan. Upon the completion of this business restructuring, we currently anticipate that we will provide separate financial disclosures for Instinet and INET as established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the first quarter of 2004.

(4)	Average daily U.S. equity share volume is counted as the sum of our customer’s share volume per side related to a trade. For example a matched trade where one customer buys 100 shares and the other sells 100 shares is counted as 200 shares; if the buy or sell order were routed out we would count 100 shares on the customer side.

(5)	Net of soft dollar and commission recapture expenses and broker-dealer rebates.

(6)	Commissions on European and Asian transactions are calculated as a percentage (i.e., basis points) of the total value (i.e., consideration of the transaction) (price times number of shares).

(7)	Matched volume reflects transactions where the buyer and seller are matched on INET.

Note: Results for Island Holding Company, Inc. are included subsequent to September 20, 2002.

Liquidity and Capital Resources

      We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of credit facilities, although our borrowings under these facilities have been traditionally low. In 2001, the net proceeds from our initial public offering were also a source of funding for us. Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Capital expenditures are for the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our office facilities. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements, operating losses, restructuring charges and other anticipated requirements for at least the next twelve months.

      Since our initial public offering, acquisitions have generally been funded from the proceeds from our initial public offering, cash generated by our operations or through issuance of our common stock. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters. Prior to our initial public offering in 2001, acquisitions of new businesses had generally been funded through subordinated borrowings from Reuters.

      Cash and cash equivalents, together with assets readily convertible into cash, accounted for 71.1% and 65.9% of our assets as of December 31, 2003 and 2002, respectively. Assets readily convertible into cash consist primarily of the following components as set forth on our Statements of Financial Condition:

•	Receivables from broker-dealers principally represent amounts due on securities transactions that have not been completed as of the settlement date. The settlement date generally occurs within three business days of the trade date for U.S. securities transactions, but can take as long as 30 days for non-U.S. equity transactions.

•	Receivables from customers principally represent customer debit balances and amounts due on securities transactions that have not been completed as of the settlement date.

•	Commission receivable represents commissions (transactions fees) principally from broker-dealers.

•	Securities owned consist principally of U.S. government and agency securities, municipal bonds and corporate bonds in which we invest our excess cash. For the purpose of this calculation, we have excluded the shares we own in various stock exchanges.

•	Securities borrowed represent the amount of collateral deposited with brokers securing marketable equity securities borrowed by us in connection with covering customer securities transactions in our clearing business.

For the Year Ended December 31, 2003

      Cash and cash equivalents increased $258.8 million to $534.6 million as of December 31, 2003 from $275.8 million as of December 31, 2002. Cash of $159.6 million was provided by operating activities, reflecting cash from operations (net loss less non-cash items) and lower net levels of securities borrowed and restricted cash due to lower customer settlement requirements. Cash of $86.7 million was generated from investing activities primarily from the sale of securities owned, net of purchases, of $86.5 million and insurance proceeds of $10.5 million for fixed assets lost at the World Trade Center, partially offset by capital expenditures of $15.2 million for fixed assets and leasehold improvements. Cash of $5.6 million was used in financing activities primarily for the repayment of short-term borrowings.

For the Year Ended December 31, 2002

      Cash and cash equivalents decreased $427.9 million to $275.8 million as of December 31, 2002 from $703.7 million as of December 31, 2002. Cash of $27.2 million was used in operating activities, primarily reflecting our operating loss during the year. Cash of $133.7 million was used in investing activities primarily for the purchase of securities owned, net of sales, of $112.0 million and capital expenditures of $43.6 million for fixed assets and leasehold improvements, partially offset by cash acquired in excess of net assets of $26.0 million from our Island acquisition. Cash of $290.9 million was used in financing activities primarily due to our special dividend payment of $248.7 million in connection with our acquisition of Island and repayment of short-term borrowings of $42.0 million. Additionally, we issued approximately 80.7 million common stock shares for the Island acquisition.

For the Year Ended December 31, 2001

      Cash and cash equivalents increased $288.5 million to $703.7 million as of December 31, 2001 from $415.2 million as of December 31, 2001. Cash of $264.8 million was provided by operating activities, primarily reflecting our operating income during the year. Cash of $216.6 million was used in investing activities primarily for capital expenditures of $113.4 million for fixed assets and leasehold improvements, the sale of securities owned, net of purchases, of $50.9 million and strategic investments of $71.2 million to fund our acquisition of Protrader. This was partially offset by insurance proceeds of $21.0 million for fixed assets lost at the World Trade Center. Cash of $239.0 million was provided by financing activities primarily from our initial public offering of $486.9 million. Partially offsetting cash received from our offering was a return of capital of $150.0 million to Reuters. We funded that return of capital through an intercompany advance from Reuters. We repaid that advance in May 2001 out of the net proceeds we received from our initial public offering. In addition, Reuters loaned us $49.0 million to fund our acquisition of Lynch, Jones & Ryan 2000. This loan bore interest at an annual rate based on six-month LIBOR plus 1.25% and was repaid in 2001.

      Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, and commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Contractual Obligations

      The table below summarizes our future cash payments associated with contractual obligations, which are primarily operating leases for office space and capital leases for equipment under non-cancelable operating leases with Reuters and third parties. Our aggregate minimum lease commitments after 5 years primarily relate to our 20-year lease (cancellable after 2011) for our headquarters in New York.

	Contractual Payments Due by Period

		Less than	2-3	3-5	After 5
	Total	1 Year	Years	Years	Years

	(in millions)
Operating leases	$300.2	$34.9	$59.7	$54.2	$151.4
Capital lease obligation	4.1	1.8	1.4	0.9	—

Total contractual obligations	$304.3	$36.7	$61.1	$55.1	$151.4

Other Obligations

      As of December 31, 2003 and 2002, we had letter of credit agreements and guarantees totaling $250.1 million and $262.5 million issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. We pay an annual fee of up to one percent of the value of the agreement.

      As of December 31, 2003 and 2002, we had access to $200.0 million and $201.0 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of December 31, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of December 31, 2003 and 2002, we had access to $95.6 million and $197.7 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. During

2003, our lenders reviewed our credit facility usage and reduced these lines of credit accordingly. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of December 31, 2003 and 2002, there were $21.4 million and $27.3 million, respectively, outstanding under these credit lines. Prior to our initial public offering, Reuters had issued non-binding, short-term letters to certain of these institutions confirming its ownership of us and indicating that if we were to default under the relevant facility, Reuters would consider, without any obligation, requests by these institutions for compensation. Reuters has withdrawn these letters and advised us that it will not issue any additional letters

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements.

      The table below summarized the minimum capital requirements for our U.S. broker-dealer subsidiaries:

	December 31, 2003			December 31, 2002

		Net Capital	Excess Net		Net Capital	Excess Net
	Net Capital	Requirement	Capital	Net Capital	Requirement	Capital

	(in millions)
Instinet Clearing Services	$109.1	$5.4	$103.8	$163.1	$2.9	$160.2
Instinet, LLC (formerly Instinet Corporation)	133.6	0.3	133.4	98.1	0.3	97.9
INET ATS, Inc. (formerly The Island ECN, Inc.)	28.1	1.0	27.1	9.4	1.0	8.4
Lynch, Jones & Ryan, Inc.	8.6	0.3	8.4	8.0	0.3	7.7
Island Execution Services, LLC	2.4	1.0	1.4	1.9	1.0	0.9
Harborview, LLC	0.8	0.3	0.5	—	—	—

Total	$282.6	$8.1	$274.5	$280.4	$5.4	$275.0

      In January 7, 2003, pursuant to an existing option purchase agreement, we purchased Harborview, a NYSE floor brokerage firm for $0.6 million.

      Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2003 and 2002, these subsidiaries had met their local capital adequacy requirements.

      We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another, as well as to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $327.1 million and $608.5 million as collateral for securities borrowed as of December 31, 2003 and 2002, respectively. We also received $220.5 million and $453.3 million as collateral for securities loaned as of December 31, 2003 and 2002, respectively.

      Included in commissions and other receivables is approximately $23.6 million from Archipelago Holdings, L.L.C. and REDIBook ECN L.L.C. of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

      In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of December 31, 2003 and 2002, these funds amounted to $177.4 million and $251.8 million.

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

Off-Balance Sheet Arrangements

      We do not have any obligations that meet the definition of an “off-balance sheet arrangement” and which have or are reasonably likely to have a material effect on our financial position or results of operations.

Recently Issued Accounting Standards

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

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

	December 31,

	2003	2002

	(In millions)
Municipal bonds	$150.9	$157.7
Corporate bonds	28.2	91.9
Foreign sovereign obligations	50.0	58.1
U.S. government and federal agency obligations	—	10.9

Total	$229.1	$318.6

      These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of December 31, 2003 and 2002, the fair value of the portfolio would have declined by $1.0 million and $1.5 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

      In addition, as a part of our brokerage business, we invest portions of our cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $534.6 million and $275.8 million as of December 31, 2003 and 2002, respectively. We also had short-term borrowings of $21.4 million and $27.3 million as of December 31, 2003 and 2002, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

      A portion of our operations consists of brokerage services provided outside of the U.S.. Therefore, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have operations. We are primarily exposed to changes in exchange rates on the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may affect our results. However, we do not believe that our exchange rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows; therefore, we have not hedged this exposure. In the future, we may enter into derivative financial instruments as a means of hedging this risk.

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

      The following is a breakdown of the currency denominations of our securities owned:

	December 31,

	2003	2002

	(In millions)
British pounds	$29.7	$52.7
Euros	34.7	18.1
Japanese yen	9.3	8.4
Canadian dollar	8.7	7.2
Hong Kong dollar	—	1.0

Total	$82.4	$87.4

      Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $7.5 million and $7.9 million as of December 31, 2003 and 2002, respectively.

      A portion of our revenues are denominated in non-U.S. dollar currencies. Approximately 16.5%, 19.7% and 18.1% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not a loss of funds but rather a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue loss was approximately $12.0 million, $15.4 million and $19.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Equity Price Risk

      As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, as of December 31, 2003, we own marketable securities of the London and Euronext stock exchanges as a result of their demutualizations, and we are exposed to market price risk. As of December 31, 2002, we also owned marketable securities of the Hong Kong stock exchange. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $3.2 million and $2.9 million as of December 31, 2003 and 2002, respectively.

Credit Risk on Unsettled Trades

      We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the U.S. and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counter-parties’ financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2003, 2002 and 2001, losses from transactions in which a party refused or was unable to settle have been immaterial.

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

      We are exposed to the credit worthiness of agencies with which we invest a portion of our available cash, primarily U.S. and non-U.S. government and agency obligations, as well as corporate and municipal bonds. For investments maturing within nine months, our credit policy is that all investments have at least an A1/P1 credit rating from Standard & Poor’s and Moody’s Investors Service. We also maintain counterparty concentration limits that specify the amount that we can invest with any one counterparty.

Item 8.     Financial Statements and Supplementary Data

INSTINET GROUP INCORPORATED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Instinet Group Incorporated

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Instinet Group Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 8 to the consolidated financial statements, on January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 12, 2004

INSTINET GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

REVENUE
Transaction fees	$1,079,051	$1,078,172	$1,424,343
Interest	23,828	40,137	49,296
Investments	(9,236)	(59,109)	17,388

Total revenues	1,093,643	1,059,200	1,491,027
EXPENSES
Compensation and benefits	227,262	281,761	406,348
Soft dollar and commission recapture	212,373	217,314	220,050
Broker-dealer rebates	217,109	124,399	—
Brokerage, clearing and exchange fees	140,299	149,521	146,223
Communications and equipment	108,144	125,720	156,002
Depreciation and amortization	88,516	78,424	80,754
Occupancy	54,322	55,528	49,918
Professional fees	27,916	24,594	39,990
Marketing and business development	16,702	17,094	22,143
Other	26,578	58,984	54,534
Restructuring	59,497	120,800	24,378
Goodwill and intangible asset impairment	21,668	551,991	—
Loss of fixed assets at World Trade Center	—	—	20,346
Insurance recovery of fixed assets lost	(10,481)	—	(21,000)

Total expenses	1,189,905	1,806,130	1,199,686

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(96,262)	(746,930)	291,341
Income tax provision (benefit)	(22,454)	(53,088)	122,210

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(73,808)	(693,842)	169,131
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	(22,746)	(24,364)

Income (loss) before cumulative effect of change in accounting principle	(73,808)	(716,588)	144,767
Cumulative effect of change in accounting principle, net of tax	—	(18,642)	—

Net income (loss)	$(73,808)	$(735,230)	$144,767

NET INCOME (LOSS) PER SHARE — BASIC AND DILUTED
Income (loss) from continuing operations	$(0.22)	$(2.56)	$0.73
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	(0.08)	(0.10)

Income (loss) before cumulative effect of change in accounting principle	(0.22)	(2.64)	0.63
Cumulative effect of change in accounting principle, net of tax	—	(0.07)	—

Net income (loss) per share	$(0.22)	$(2.71)	$0.63

Weighted average shares outstanding — basic	330,859	271,542	230,561
Weighted average shares outstanding — diluted	330,859	271,542	230,564

The accompanying notes are an integral part of these consolidated financial statements.

INSTINET GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$534,562	$275,837
Cash and securities segregated under federal regulations	177,400	251,775
Securities owned, at market value	261,552	348,051
Securities borrowed	327,113	608,475
Receivable from broker-dealers	188,006	159,695
Receivable from customers	107,221	56,257
Commissions and other receivable, net	82,708	85,296
Receivable from affiliates, net	—	3,216
Investments	29,499	41,837
Fixed assets and leasehold improvements, net	119,051	176,775
Deferred tax asset, net	73,658	70,223
Intangible assets, net	82,281	127,993
Other assets	83,588	77,465

Total assets	$2,066,639	$2,282,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$21,372	$27,279
Securities loaned	220,465	453,251
Payable to broker-dealers	141,821	115,565
Payable to customers	306,763	278,569
Taxes payable	60,538	19,943
Accounts payable, accrued expenses and other liabilities	344,897	364,754

Total liabilities	1,095,856	1,259,361

Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 331,032 and 330,920 issued as of December 31, 2003 and 2002, respectively, and 330,991 and 330,714 outstanding as of December 31, 2003 and 2002, respectively)	3,310	3,309
Additional paid-in capital	1,661,476	1,661,118
Accumulated deficit	(734,922)	(661,114)
Treasury stock, at cost (41 and 206 shares as of December 31, 2003 and 2002, respectively)	(78)	(1,270)
Accumulated other comprehensive income	41,339	23,235
Unearned compensation	(342)	(1,744)

Total stockholders’ equity	970,783	1,023,534

Total liabilities and stockholders’ equity	$2,066,639	$2,282,895

The accompanying notes are an integral part of these consolidated financial statements.

INSTINET GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

					Retained		Accumulated
	Shares of		Additional		Earnings		Other		Total
	Common	Common	Paid-In	Historical	(Accumulated)	Treasury	Comprehensive	Unearned	Stockholders’
	Stock	Stock	Capital	Equity	(Deficit)	Stock	Income (Loss)	Compensation	Equity

BALANCE AT DECEMBER 31, 2000	—	$—	$—	$948,363	$—	$—	$(2,029)	$(18,998)	$927,336
Net income January 1, 2001 to May 17, 2001	—	—	—	70,651	—	—	—	—	70,651
Return of capital	—	—	—	(150,000)	—	—	—	—	(150,000)
Conversion from limited liability company to corporation	206,900	2,437	866,577	(869,014)	—	—	—	—	—
Net proceeds from initial public offering	36,800	—	486,916	—	—	—	—	—	486,916
Net income May 17, 2001 to December 31, 2001	—	—	—	—	74,116	—	—	—	74,116
Stock options exercised	19	—	279	—	—	—	—	—	279
Tax benefit for options exercised	—	—	28	—	—	—	—	—	28
Stock options forfeited	—	—	(3,365)	—	—	—	—	3,365	—
Amortization of stock based plans	—	—	—	—	—	—	—	5,718	5,718
Currency translation adjustment	—	—	—	—	—	—	1,303	—	1,303
Issuance of common stock for acquisition	4,629	46	46,091	—	—	—	—	—	46,137
Issuance of common stock to board member	3	—	25	—	—	—	—	—	25

BALANCE AT DECEMBER 31, 2001	248,351	$2,483	$1,396,551	$—	$74,116	$—	$(726)	$(9,915)	$1,462,509
Net loss	—	—	—	—	(735,230)	—	—	—	(735,230)
Issuance of common stock for acquisition	81,046	811	495,878	—	—	—	—	—	496,689
Conversion of stock based plans	—	—	21,583	—	—	—	—	(1,442)	20,141
Stock options granted	—	—	20	—	—	—	—	(20)	—
Stock options exercised	1,523	15	1,372	—	—	—	—	—	1,387
Tax benefit for options exercised	—	—	69	—	—	—	—	—	69
Stock options forfeited	—	—	(5,616)	—	—	—	—	5,616	—
Amortization of stock based plans	—	—	—	—	—	—	—	4,017	4,017
Purchase of treasury stock	(245)	—	—	—	—	(1,532)	—	—	(1,532)
Treasury stock reissued	39	—	—	—	—	262	—	—	262
Dividend paid	—	—	(248,739)	—	—	—	—	—	(248,739)
Currency translation adjustment	—	—	—	—	—	—	23,961	—	23,961

BALANCE AT DECEMBER 31, 2002	330,714	$3,309	$1,661,118	$—	$(661,114)	$(1,270)	$23,235	$(1,744)	$1,023,534
Net loss	—	—	—	—	(73,808)	—	—	—	(73,808)
Stock options exercised	112	1	240	—	—	—	—	—	241
Tax benefit for options exercised	—	—	118	—	—	—	—	—	118
Amortization of stock based plans	—	—	—	—	—	—	—	1,402	1,402
Purchase of treasury stock	(21)	—	—	—	—	(75)	—	—	(75)
Treasury stock reissued	186	—	—	—	—	1,267	—	—	1,267
Currency translation adjustment	—	—	—	—	—	—	18,104	—	18,104

BALANCE AT DECEMBER 31, 2003	330,991	$3,310	$1,661,476	$—	$(734,922)	$(78)	$41,339	$(342)	$970,783

The accompanying notes are an integral part of these consolidated financial statements.

INSTINET GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$(73,808)	$(735,230)	$144,767
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Unrealized loss on investments	7,777	54,062	1,628
Write off of fixed assets and leasehold improvements	8,430	21,869	—
Loss of fixed assets at the World Trade Center (“WTC”)	—	—	20,346
Insurance recovery of fixed assets lost at the WTC	(10,481)	—	(21,000)
Goodwill and intangible asset impairment	21,668	571,037	—
Depreciation and amortization	88,516	78,424	84,088
Deferred tax asset, net	(3,435)	(49,203)	24,752
Stock based compensation	2,594	4,086	9,055
Changes in operating assets and liabilities;
Cash and securities segregated under federal regulation	74,375	58,917	(240,692)
Securities borrowed, net of securities loaned	48,576	43,698	46,911
Net receivable/payable from/to broker-dealers	(2,055)	7,249	66,209
Net receivable/payable from/to customers	(22,349)	(99,211)	123,737
Net receivable/payable from/to affiliates	3,108	(15,923)	26,974
Receivables and other assets	(3,526)	115,311	21,285
Payables and other liabilities	20,175	(82,295)	(43,296)

Net cash provided by (used in) operating activities	159,565	(27,209)	264,764

Cash flows from investing activities
Securities sold (purchased), net	86,499	(112,044)	(50,886)
Purchase of fixed assets and leasehold improvements	(15,178)	(43,597)	(113,691)
Sale (purchase) of investments, net	4,561	(4,000)	(9,726)
Proceeds from sale of fixed assets to affiliate	—	—	7,867
Proceeds from insurance recovery of fixed assets lost at the WTC	10,481	—	21,000
Acquisitions of businesses, net of assets acquired and liabilities assumed	316	25,952	(71,157)

Net cash provided by (used in) investing activities	86,679	(133,689)	(216,593)

Cash flows from financing activities
Short-term borrowings, net	(5,907)	(42,020)	(47,773)
Dividends paid	—	(248,739)	—
Purchase of treasury stock	(75)	(1,532)	—
Issuance of common stock	359	1,387	279
Repayment of subordinated debt to affiliate	—	—	(50,417)
Proceeds from loan from Parent, net of repayment	—	—	—
Capital distribution to Parent	—	—	(150,000)
Net proceeds from initial public offering	—	—	486,916

Net cash provided by (used in) financing activities	(5,623)	(290,904)	239,005

Effect of exchange rate differences	18,104	23,961	1,303

Increase (decrease) in cash and cash equivalents	258,725	(427,841)	288,479
Cash and cash equivalents, beginning of period	275,837	703,678	415,199

Cash and cash equivalents, end of period	$534,562	$275,837	$703,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,349	$12,743	$7,042
Cash paid (refunded) for taxes	$(51,988)	$9,044	$139,403
Non-cash activities:
The value of common stock issued in connection with business combinations was $512,967 and $50,000 for the years ended December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1.     Organization and Description of Business

      Instinet Group Incorporated (the “Company” or “Instinet Group”) is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 63% owned by a subsidiary of Reuters Group PLC (“Reuters” or “Parent”).

      Since the fourth quarter of 2003, we have been implementing a business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Lynch, Jones & Ryan, our commission recapture subsidiary.

•	INET (formerly known as The Island ECN, Inc.), our alternative trading system (“ATS”) and ECN that combines the U.S. broker-dealer order flow of the Instinet ECN and the Island ECN and includes their clearing broker, Instinet Clearing Services, Inc. (“ICS”), and services our U.S. broker-dealer customers.

      This reorganization was substantially completed in February 2004.

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

Concentrations of Credit, Market and Other Risks

      The Company is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, the Company may have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the United States and the United Kingdom. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counter-parties’ financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2003, 2002 and 2001, losses from transactions in which a party refused or was unable to settle have been immaterial.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      The Company uses securities borrowed and loaned transactions to facilitate the settlement process to meet its customers’ needs. Under these transactions, the Company either receives or provides collateral, generally cash or securities. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, the Company may be exposed to the market risk of acquiring the collateral at prevailing market prices.

      The Company is subject to operational, technological and settlement risks. These include the risk of potential financial loss attributable to operational factors such as untimely or inaccurate trade execution, clearance or settlement or the inability to process large volumes or transactions. The Company is also subject to risk of loss attributable to technological limitations or computer failures that may constrain the Company’s ability to gather, process and communicate information efficiently, securely and without interruption.

Transaction Fees

      Transaction fees and related expenses arising from securities brokerage transactions are recorded on a trade date basis.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated amortization. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Leasehold improvements	life of lease
Furniture and office equipment	3-10 years
Capitalized software costs	3 years
Computer equipment	3-5 years

Acquisitions and Goodwill

      All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill on the Consolidated Statements of Financial Condition.

      The carrying value of goodwill is reviewed on a periodic basis for impairment based upon estimated fair value of the Company’s reporting units. The Company estimates fair value by using a discounted cash flow model or by using the services of an external valuation specialist. Should the review indicate that goodwill is impaired, the Company’s carrying value of goodwill would be reduced by the estimated shortfall of the discounted cash flows.

      In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill existing as of June 30, 2001 was amortized until December 31, 2001. For goodwill arising from acquisitions after June 30, 2001, the Company did not amortize goodwill but reviewed it for impairment in accordance with the Company’s impairment policy noted above.

      Pursuant to the purchase method, the Statements of Operations, Changes in Stockholders’ Equity and Cash Flows of acquired companies and businesses are included only for those periods following the date of their acquisition.

Software Costs

      Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Statement SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs, which are reflected as fixed assets on the Consolidated Statements of Financial Condition, were $4,642 and $1,126 at December 31, 2003 and 2002. Amortization expense was $3,455, $3,373, and $5,136 for the years ended December 31, 2003, 2002, 2001, respectively.

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock and treasury stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to treasury stock for which future service is required as a condition to the delivery of the underlying common stock. The dilutive effect is included in the calculation of weighted average shares for the year ended that the Company has net income.

      Options and warrants to purchase 4,426 shares of common stock were not included in the computation of diluted EPS for the year ended December 31, 2002 as the Company incurred losses during the period. Accordingly, the diluted EPS computation does not include the anti-dilutive effect of these options and warrants. Options to purchase 20,373 shares of common stock were not included in the computation of diluted EPS for the year ended December 31, 2001 as the exercise price for these options exceeded the average market price of the Company’s common stock for each of the respective periods. Accordingly, the diluted EPS computation does not include the anti-dilutive effect of these options.

	Year Ended December 31,

	2003	2002	2001

Numerator for basic and diluted EPS earnings available to common shareholders	$(73,808)	$(735,230)	$144,767
Denominator for basic EPS — weighted average number of common shares	330,859	271,542	230,561
Effect of dilutive securities
Treasury stock	—	—	—
Stock options	—	—	3

Dilutive potential common shares	—	—	3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	330,859	271,542	230,564

Basic EPS	$(0.22)	$(2.71)	$0.63
Diluted EPS	(0.22)	(2.71)	0.63

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Soft Dollar and Commission Recapture

      Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products for customers as well as payments made as part of the Company’s commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

Broker-Dealer Rebates

      Broker-dealer rebates expense consists of execution fees paid to subscriber customers that initiate a buy or sell limit order transaction and of market data rebated to subscribers. The customers are paid on a per share basis. Rebates are recorded on a trade date basis.

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

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      Had the Company recognized compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted, the Company’s pro forma net income (loss) and EPS would have been as follows:

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$(73,808)	$(735,230)	$144,767
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	1,660	2,723	3,432
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(26,759)	(36,361)	(57,022)

Pro forma net income (loss)	$(98,907)	$(768,868)	$91,177

Weighted average shares outstanding — basic	330,859	271,542	230,561
Weighted average shares outstanding — diluted	330,859	271,542	230,564
Earnings (loss) per share, as reported — basic and diluted	$(0.22)	$(2.71)	$0.63
Pro forma net income (loss) per share — basic and diluted	$(0.30)	$(2.83)	$0.40

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

Receivable From and Payable to Broker-Dealers

      Receivable from broker-dealers is primarily comprised of fails to deliver with broker-dealers. Fails to deliver arise when the Company does not deliver securities on settlement date. The Company records the selling price as a receivable due from the purchasing broker-dealer. The receivable is collected upon delivery of the securities. Payable to broker-dealers is primarily comprised of fails to receive. Fails to receive arise when the Company does not receive securities on settlement date. The Company records the amount of the purchase price as a payable due to the selling broker-dealer. The liability is paid upon receipt of the securities.

Receivable From and Payable to Customers

      Receivable from customers are primarily comprised of debit balances and payable to customers represent free credit balances in customer accounts.

Commissions and Other Receivables, Net

      Commissions and other receivables are reported net of an allowance for doubtful accounts of $21,670 and $22,002 as of December 31, 2003 and December 31, 2002, respectively. The allowance for doubtful accounts is

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

      As of December 31, 2003, included in commissions and other receivables is approximately $23,566 from Archipelago Holdings L.L.C. and REDIBook ECN L.L.C. of which approximately $9,208 is under dispute. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

Foreign Currency Translation

      Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as accumulated other comprehensive income on the Consolidated Statements of Financial Condition.

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

Restructuring

      The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Disposal Activities.” SFAS No. 146, which the Company adopted January 1, 2003, prospectively eliminated the use of EITF 94-3 for restructuring initiatives.

Reclassifications

      Certain reclassifications of prior year amounts have been made for consistent presentation.

Note 3.     Acquisitions

Harborview

      On January 7, 2003, pursuant to an existing option purchase agreement, the Company purchased Harborview LLC (“Harborview”), a NYSE floor brokerage firm for $594.

Island

      On September 20, 2002, the Company acquired 100% of the outstanding common stock of Island Holding Company, Inc., the parent company of The Island ECN, Inc. (collectively, “Island”). Island’s results of operations, since that date, have been included in the Company’s consolidated financial statements. The aggregate purchase price was $555,349, consisting of $492,826 representing approximately 80,659 shares of the Company’s common stock, $20,141 representing additional common shares for the conversion of options, warrants and stock appreciation rights, deferred tax liability of $32,560 related to intangible assets and $9,822 representing direct costs of the acquisition. The value of the common shares issued was determined based on the average closing market price of the Company’s common shares over the 2-day period before and after June 10, 2002, the date the terms of the acquisition were agreed to and announced.

      In connection with the acquisition of Island, the Company paid a $1.00 per common share cash dividend to its stockholders of record as of September 19, 2002, which represented a distribution of $248,739, of which $206,900 was distributed to the Company’s Parent. The Company paid this dividend on October 3, 2002.

ProTrader

      In October 2001, the Company acquired ProTrader Securities, L.P. (“ProTrader”), a U.S. registered broker-dealer, which provides direct access execution and advanced trading technology primarily to professional and non-institutional traders, active fund managers and hedge funds. The Company agreed to acquire ProTrader for $100,000 in cash and 5,020 shares of Instinet Group common stock valued in aggregate at $50,000, based on the average share price of Instinet Group stock for the seven trading days prior to closing. Direct capitalizable costs associated with this transaction were $2,806. On October 1, 2001, the Company acquired approximately 92% and acquired the remaining 8% on January 3, 2002.

      Of the consideration paid, approximately 50% of the excess purchase price over net assets acquired was assigned to an intangible asset, consisting of intellectual property and the related technology of ProTrader.

      During the second quarter of 2003, the Company sold substantially all of ProTrader’s assets and recognized a loss of $350.

      The following unaudited supplemental pro forma information has been prepared to give effect to the acquisition of Island as of the beginning of the year preceding the year in which the acquisition occurred. Pro forma consolidated results after giving effect to the acquisition as of the beginning of the year preceding the year in which the acquisition occurred would not have been materially different from the reported amounts for the Company’s acquisition of ProTrader and Harborview.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001

Pro forma revenue	$1,185,174	$1,656,457
Pro forma income (loss)	(743,913)	167,885

Note 4.	Cost Reductions and Special Charges

      The Company has initiated several cost reduction programs, which have resulted in restructuring charges. Information regarding the Company’s restructuring charges follows:

      In July 2001, the Company announced a review of spending initiatives with the aim of reducing its underlying operating cost structure. During the year ended December 31, 2001, the Company incurred a charge of $24,400 and this restructuring was substantially completed during 2003.

      In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. As of December 31, 2003, the Company carried a liability of $2,534 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	Balance		Balance
	December 31,		December 31,
	2002	Payments	2003

Workforce reductions	$14,870	$(12,336)	$2,534
Office closures/ consolidations	14,673	(14,673)	—

Total	$29,543	$(27,009)	$2,534

      The Company expects this restructuring to be substantially completed during 2004.

      In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of December 31, 2003, the Company carried a liability of $20,489 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	Balance		Balance
	December 31,		December 31,
	2002	Payments	2003

Workforce reductions	$19,496	$(18,488)	$1,008
Office closures/ consolidations	31,213	(11,732)	19,481

Total	$50,709	$(30,220)	$20,489

The Company expects to pay approximately $10,000 to $12,000 of the remaining liability by December 31, 2004.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees (or approximately 15% of full-time employees) and the consolidation of the company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the company’s ongoing efforts to streamline its operations. As of December 31, 2003, the Company carried a liability of $48,402 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

			Balance
	Original	Payments and	December 31,
	Expense	Write-downs	2003

Workforce reductions	$8,429	$(1,051)	$7,378
Office closures/consolidations	51,068	(10,044)	41,024

Total	$59,497	$(11,095)	$48,402

The Company expects to pay approximately $12,000 to $15,000 of the remaining liability by December 31, 2004.

Note 5.     Securities Owned, at Market Value

      Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	December 31,

	2003	2002

Municipal bonds	$150,866	$157,683
Corporate bonds	28,228	91,909
Foreign sovereign obligations	50,018	58,146
Shares of stock exchanges	32,440	29,246
U.S. government and federal agency obligations	—	10,867
Other	—	200

Total	$261,552	$348,051

Note 6.     Investments

      The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The Company’s Consolidated Statements of Financial Condition include the following investments:

•	Archipelago Holdings L.L.C. (“Archipelago”) — In 1999, the Company made an investment of £15,528, now representing approximately 4.8% interest, in Archipelago. Archipelago, through its subsidiary, provides order entry and execution capabilities using proprietary systems while providing customers access to liquidity, including access to other electronic communication networks. In March 2002, Archipelago merged with REDIBook ECN L.L.C., another ECN.

•	The NASDAQ Stock Market, Inc. (“NASDAQ”) — In 2000, the Company made an investment of $15,475 in NASDAQ, and acquired additional investments totaling $2,817 with the acquisitions of ProTrader and Island. Together, they represent a 1.7% interest.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

•	Tradeware S.A. (“Tradeware”) — In 2000, the Company made strategic investments of € 4,000 and in 2001 made additional investments of 66,925 Belgian francs and € 1,500, now representing a 47.9% interest in Tradeware. Tradeware is a European based provider of integrated order routing solutions to broker-dealers in Europe. The Company recorded a loan receivable from Tradeware in the amount of $2,045. This loan accrues interest at prevailing market rates and matures on December 31, 2004. In 2003, the Company wrote off its investment in Tradeware.

•	TP Group LDC (“TP Group”) — In 1999 and 2000, the Company made strategic investments and also sold certain portions of its investment in TP Group. The Company’s investment represented a 13.8% interest in TP Group as of December 31, 2002. TP Group is a consortium led by the Company that owned 38.9% of virt-x, an electronic order driven equities market for pan-European securities. In March 2003, TP Group sold virt-x and TP Group was subsequently liquidated. The Company received $3,080 as part of the liquidation.

•	Japan Cross Securities Co. Ltd. (“Japan Cross”) — In 2001, the Company made a series of strategic investments totaling $3,782, representing a 50% interest in Japan Cross, a joint venture which was established to provide a crossing service for Japanese equity securities. In September 2003, the Company sold its interest in Japan Cross for $1,481.

•	Starmine Corporation (“Starmine”) — In February 2002, the Company made an investment of $2,000 representing a 12.8% interest in Starmine. Starmine provides independent ratings of Wall Street equity analysts.

•	e-Xchange Advantage Corporation (“e-Xchange”) — In July 2002, the Company made an investment of $2,000 representing a 9.8% interest in e-Xchange. e-Xchange formed a partnership with Nasdaq to develop securities electronic trading systems and tools. In 2003, the Company wrote off its investment in e-Xchange.

      The carrying value of the Company’s investments is as follows:

	December 31,

	2003	2002

Archipelago Holdings L.L.C.	$20,000	$15,000
The Nasdaq Stock Market, Inc.	7,499	14,792
Tradeware S.A.	—	3,254
TP Group LDC	—	2,695
Japan Cross Securities Co. Ltd.	—	2,096
Starmine Corporation	2,000	2,000
e-Xchange Advantage Corporation	—	2,000

Total	$29,499	$41,837

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Note 7.     Fixed Assets and Leasehold Improvements, Net

      Fixed assets and leasehold improvements, net consist of the following:

	December 31,

	2003	2002

Leasehold improvements	$150,041	$141,248
Office equipment	120,100	116,449
Computer equipment	174,406	190,671
Software costs	26,996	23,505

	471,543	471,873
Accumulated depreciation	(352,492)	(295,098)

Total	$119,051	$176,775

      In connection with the cost reduction and restructuring plan, the Company wrote-off a net book value of $8,430 for fixed assets during the year ended December 31, 2003.

Note 8.     Intangible Assets, Net

Intangible Assets

      Information regarding the Company’s identifiable intangible assets is as follows:

		December 31, 2003			December 31, 2002
	Estimated
	Life		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Technology	7.0	$102,916	$(32,260)	$70,656	$122,984	$(14,691)	$108,293
Customer relationships	4.0	15,500	(3,875)	11,625	15,500	(775)	14,725
Tradename	1.5	—	—	—	4,800	(800)	4,000
Non-compete agreements	1.0	1,300	(1,300)	—	1,300	(325)	975

Total		$119,716	$(37,435)	$82,281	$144,584	$(16,591)	$127,993

      Intangible assets arose in connection with the Company’s acquisitions of ProTrader in October 2001 and Island in September 2002 (see Note 3). The intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

      During the fourth quarter of 2003, the Company wrote off a net book value of $21,668 for the impairment of intangible assets. The write off consisted of $20,668 in technology and $1,600 in tradename. The impairment charge was based on the application of annual impairment tests prescribed by current accounting standards.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      Amortization expense was $24,044, $14,232 and $2,358 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for each of the next 5 years is as follows:

Year ending December 31, 2004	$17,134
Year ending December 31, 2005	$17,134
Year ending December 31, 2006	$17,134
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524

Goodwill

      The following table sets forth the changes in the carrying amount of goodwill:

	Year Ended December 31,

	2002	2001

Balance, beginning of period	$145,066	$81,830
Goodwill acquired during the period	425,971	63,236
Goodwill impairment	(571,037)	—

Balance, end of period	$—	$145,066

      Pursuant to SFAS No. 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Under SFAS No. 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. The following table reflects the Company’s results adjusted as though the Company had adopted SFAS No. 142 on January 1, 2001:

Year Ended
December 31, 2001

Net income, as reported	$144,767
Goodwill amortization, net of tax effect	6,622

Net income, as adjusted	$151,389

Basic and diluted earnings per share, as reported	$0.63
Basic and diluted earnings per share, as adjusted	$0.66

      During the third quarter of 2002, annual impairment tests showed the Company’s book value exceeded its fair market value. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” based on the results of a valuation analysis prepared by an independent specialist, the Company determined that existing goodwill had been completely impaired and as a result recorded a pre-tax goodwill impairment loss of $551,991, the remaining carrying value of our goodwill.

Cumulative Effect of Change in Accounting Principle

      During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader and Montag Pöpper & Partner GmbH (“Montag”) acquisitions. For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

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

      The Company recorded goodwill impairment, net of taxes, of $18,642 or $0.07 a share, for the year ended December 31, 2002 as a change in accounting principle.

Note 9.     Short-Term Borrowings

      Short-term borrowings represent amounts borrowed on uncommitted bank lines of credit, which provide for borrowings for operational and general corporate purposes which generally bear interest rates that approximate the Federal Funds rate in the U.S. and euro or pound sterling LIBOR rates in Europe. The following is a summary of short-term borrowing information:

	Year Ended December 31,

	2003	2002	2001

Average amount outstanding during each period:
U.S. dollar denominated	$1,065	$2,259	$15,390
Non-U.S. dollar denominated	9,615	37,700	65,055

Total	$10,680	$39,959	$80,445

Maximum amount outstanding during each period:
U.S. dollar denominated	$47,512	$40,002	$90,714
Non-U.S. dollar denominated	55,297	134,362	145,614

Total	$102,809	$174,364	$236,328

      Weighted average interest rates for U.S. dollar and non-U.S. dollar denominated obligations are as follows:

	Year Ended December 31,

	2003	2002	2001

U.S. Dollar Denominated:
Weighted average interest rate during each period	2.03%	2.66%	5.34%
Weighted average interest rate at each period end	2.03%	2.50%	5.02%
Non-U.S. Dollar Denominated:
Weighted average interest rate during each period	2.93%	3.64%	3.75%
Weighted average interest rate at each period end	3.42%	4.29%	4.65%

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Note 10.     Accounts Payable, Accrued Expenses and Other Liabilities

      Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31,

	2003	2002

Accounts payable and accrued expenses	$216,343	$190,690
Accrued restructuring	73,342	82,169
Accrued compensation	49,231	90,279
Payable to Reuters	5,981	1,616

Total	$344,897	$364,754

Note 11.     Stockholder’s Equity

Initial Public Offering

      On May 23, 2001, the Company completed its initial public offering. In that offering, the Company sold 36,800 shares of common stock and received net proceeds of approximately $486,916 after deducting offering expenses and a repayment of a loan $150,000 to Reuters.

      In connection with the Company’s initial public offering, the Company converted from a limited liability company to a corporation in the state of Delaware.

Comprehensive Income (Loss)

      Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$(73,808)	$(735,230)	$144,767
Changes in other comprehensive loss
Foreign currency translation adjustment	18,104	23,961	1,303

Total comprehensive income (loss), net of tax	$(55,704)	$(711,269)	$146,070

Note 12.     Employee Benefit Plans

Employee 401(k) Plan

      Employees of the Company are eligible to participate in the Instinet Group 401(k) plan (“Instinet Group Plan”), which was formed on January 1, 2003. For 2003, the Company matched 25% of employees pre-tax contributions. To be eligible for a matching contribution, employees need to have been an active employee at December 31 with at least three months of service. Effective January 1, 2003 the Company terminated its participation in the Reuters 401(k) plan replacing it with the Instinet Group Plan. Under the Reuters 401(k) plan the Company matched a specified percentage of eligible employee’s salaries. Also during 2003, the Company terminated the Island 401(k) plan and transferred the Island employees to the Instinet Group Plan.

      Substantially all employees of the Company are eligible to participate in Reuters employee stock purchase plan (“ESP Plan”) where employees can contribute up to a predetermined limit of their salary

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

towards the purchase of Reuters ordinary shares for non-U.S. employees or American Depository Shares (“ADS”) for U.S. employees. The Company may contribute 20% of the employees’ contribution to the plan.

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

      Outside the U.S. the Company participates in various Reuters pension plans. The majority of non-U.S. employees who joined the Company prior to April 1999 were eligible to participate in Reuters Pension Fund and most new employees were eligible to participate in the Reuters Retirement Plan. These plans allow for contributions up to limits imposed by local taxing authorities. Funding is provided by voluntary contributions from members of the plans and contributions from the Company.

      The Company terminated the following benefit and compensation plans at the end of 2002.

•	Certain employees of the Company also participated in a long-term performance-based incentive compensation plan (“Long Term Plan”). Under the Long Term Plan, a portion of the operating earnings of the Company exceeding certain predetermined targets aggregated over a four-year period were distributed to participants.

•	Certain employees of the Company were eligible to participate in the Instinet Management Deferral Plan (the “Deferral Plan”). Under the Deferral Plan, employees could voluntarily defer a portion of their compensation for a period of five years by investing in certain employer provided investment options administered by ICS, a subsidiary of the Company. The participating employees bore the entire risk of each investment election.

      The Company’s expenses related to the employee benefit plans referred to above are as follows:

	Year Ended December 31,

	2003	2002	2001

Pension plans	3,311	9,513	12,937
Long term plan	—	47	9,405
ESP plan	—	—	206
Post retirement benefits	—	733	1,358
Deferred compensation	—	—	15,750

Restricted Stock Units

      In 2002, the Company granted Restricted Stock Units (“RSU”) to certain members of senior management in lieu of cash for a portion of each member’s calendar year 2001 bonus. The Company also granted RSU to the newly appointed Chief Executive Officer for a portion of the executive’s 2002 bonus. In 2003, the Company granted RSU to a board member as director fees.

      The RSU are convertible into an equal number of shares of the Company’s common stock and generally vest either 1 or 2 years from the date of grant. As of December 31, 2003 and 2002, the Company had 41 RSU and 206 RSU outstanding.

Stock Options

      Instinet Plan

      Substantially all employees and certain directors of the Company and certain employees of Radianz who were previously employees of the Company (see Note 17) participate in the Company’s stock option plan

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

(“Instinet Option Plan”), which was adopted in February 2000. Under the Instinet Option Plan, options on the Company’s common shares are issued for terms of 7 years and generally vest over 4 years. Primarily all options granted in 2002 were 100% vested after 1 year. In 2003, primarily all options granted vested 50% after 1 year and on a pro rata basis over the next 36 months. The options are exercisable at the estimated fair market value of the shares on the date the options were issued. The terms for options granted to employees and non-employees are the same. The Company has authorized the issuance of a maximum of 34,118 options under the Instinet Option Plan. Options expire on dates ranging from March 2003 to December 2011.

      In May 2001, the Company adjusted the shares and exercise price of its existing options as a result of its conversion from a limited liability company to a corporation in connection with its initial public offering, at a conversion rate of 1.033209. There was no change in the economic value per each option granted.

      Under the terms of the merger agreement with Island (see Note 3), the Company converted and issued 2,942 options to holders of Island options as substitutions for Island options outstanding at September 20, 2002. These converted options are subject to the provisions of the Island Stock Option plan, which vest over 3 or 4 years, have terms of 5 to 10 years and carry exercise prices ranging from $0.91 to $9.23.

      In October 2002, the Company approved an adjustment to the exercise prices of all outstanding options issued prior to September 19, 2002 to adjust for the dividend to the Company’s stockholders, in accordance with FIN 44, “Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25.” The exercise prices of these options were decreased by $0.98 per option. The $0.98 adjustment reflects the change in the price of Company’s common stock between the close of business on Friday, September 20, 2002, the last date on which the common stock price included the dividend, and the open of business on Monday, September 23, 2002, the first date on which the common stock began trading without the right to the dividend.

      The activity related to Instinet Option Plan is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining
	Outstanding	Price	Life (Years)

Outstanding, December 31, 2000	7,004	14.86	5.8
Granted	17,056	16.51
Forfeited	(2,937)	17.16
Exercised	(19)	14.52

Outstanding, December 31, 2001	21,104	16.03	6.1

Granted	11,585	5.07
Forfeited	(7,260)	13.88
Exercised	(1,523)	0.91

Outstanding, December 31, 2002	23,906	11.48	5.6

Granted	10,409	3.26
Forfeited	(6,171)	12.01
Exercised	(112)	2.15

Outstanding, December 31, 2003	28,032	8.34	5.3

Exercisable, December 31, 2001	2,549	14.82
Exercisable, December 31, 2002	8,304	15.40
Exercisable, December 31, 2003	12,512	10.18

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      The options outstanding as of December 31, 2003 are as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining
Exercise Price	Outstanding	Price	Life (Years)

$ 0.91 - $ 1.22	322	1.03	6.6
$ 3.25 - $ 3.48	11,074	3.27	6.2
$ 6.00 - $ 6.53	5,584	6.03	5.3
$ 8.48 - $ 9.97	859	8.72	7.2
$13.52 - $14.80	5,990	13.59	3.9
$17.77 - $18.70	4,203	17.79	4.2

Outstanding, December 31, 2003	28,032

      The weighted average fair value of options granted during the year ended December 31, 2003, 2002 and 2001 was $2.66 per option, $4.42 per option and $4.80 per option, respectively. The fair value of each option is estimated, as of its respective grant dates, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.75%	4.38%	6.54%
Expected volatility	56.11%	87.39%	68.48%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	7 years

Reuters Plans

      Certain members of the Company participate in the following Reuters stock option plans (collectively, the “Reuters Plans”).

      Save As You Earn Plan (“SAYE Plan”) — Reuters introduced a new SAYE Plan each year beginning in 1996 to 2001. SAYE Plan options were issued for terms of 3 or 5 year period and were exercisable at the market price of Reuters ADS or ordinary shares on the date of grant. The Company contributed 20% of the exchange price of the option to U.S.-based employees when exercised. For non-U.S.-based employees, options were issued with an exercise price 20% less than the market price of the ordinary shares on the date of grant. Accordingly, the Company recorded as deferred compensation the intrinsic value of the stock options awarded which is recognized over the vesting period.

      Reuters ADS option activity under the SAYE Plan is as follows:

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining
	Outstanding	Price	Life (Years)

Outstanding, December 31, 2000	34	65.89	2.7
Forfeited	(1)	58.88
Exercised	(13)	58.88

Outstanding, December 31, 2001	20	70.48	1.7

Forfeited	(16)	63.76

Outstanding, December 31, 2002	4	82.06	1.8

Forfeited	(4)	82.06

Outstanding, December 31, 2003	—	—	—

      Reuters ordinary shares options activity under SAYE Plan is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining
	Outstanding	Price	Life (Years)

Outstanding, December 31, 2000	243	12.66	2.1
Granted	39	17.66
Forfeited	(6)	10.54
Exercised	(29)	8.82

Outstanding, December 31, 2001	247	13.95	1.3

Forfeited	(120)	15.01

Outstanding, December 31, 2002	127	12.94	0.4

Forfeited	(112)	12.79

Outstanding, December 31, 2003	15	14.10	0.7

      Plan 2000 — Reuters introduced the Plan 2000 option plan in 1998, under which employees may be entitled to a single option award to acquire 2000 shares of Reuters ordinary shares. Options are issued for terms of 4 years, vest after a 3-year period and are exercisable at the market price of the ordinary share on the date of grant.

      Reuters ordinary shares options activity under Plan 2000 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining
	Outstanding	Price	Life (Years)

Outstanding, December 31, 2000	1,712	10.71	4.9
Forfeited	(4)	9.79
Exercised	(16)	10.38

Outstanding, December 31, 2001	1,692	10.71	3.9

Forfeited	(1,136)	10.91
Exercised	(8)	9.79

Outstanding, December 31, 2002	548	10.32	2.9

Forfeited	(14)	12.48

Outstanding, December 31, 2003	534	10.27	1.9

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      There were no exercisable options in the Reuters Plans as of December 31, 2003, 2002 and 2001.

      The weighted average of Reuters Plans options granted during the year ended December 31, 2001 was $8.58 per option. The fair value of each option is estimated, as of its respective grant date, using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31,
2001

Risk-free interest rate	6.77%
Expected volatility	48.84%
Dividend yield	1.33%
Expected life	3.4 years

Note 13.     Income Taxes

      The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$(7,813)	$(30,911)	$61,751
State	6,561	6,456	19,463
Foreign	1,122	5,292	1,187

Total current	(130)	(19,163)	82,401

Deferred:
Federal	(16,654)	(28,323)	14,113
State	(5,143)	(6,629)	3,726
State operating loss carryforward	(685)	(11,982)	—
Foreign	158	1,583	7,201

Total deferred	(22,324)	(45,351)	25,040

Total provision (benefit) for income taxes	$(22,454)	$(64,514)	$107,441

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      The temporary differences, which have created deferred tax assets and liabilities, are detailed below:

	December 31,

	2003	2002

Deferred tax assets:
Depreciation and amortization	$8,729	$6,838
Deferred compensation	—	13,516
Foreign tax credits	—	1,322
Net operating losses	42,395	29,815
Accruals and allowances	58,130	59,582
Goodwill	22,381	23,997
Unrealized losses on securities owned	23,469	21,749

Total deferred tax assets	155,104	156,819

Deferred tax liabilities:
Depreciation and amortization	—	(22,015)
Unrealized gains on securities owned	(11,061)	(9,572)

Total deferred tax liabilities	(11,061)	(31,587)

Valuation allowance	(70,385)	(55,009)

Deferred tax asset, net	$73,658	$70,223

      Management believes that it is more likely than not that the Company’s tax assets, net of the valuation allowance, will be realized. The valuation allowance relates to operating losses in certain non-U.S. subsidiaries, certain state operating losses in the U.S., unrealized losses on securities owned, and accruals and allowances in certain non-U.S. subsidiaries that may not be realized in the future.

      The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income (loss) before income taxes.

	Year Ended
	December 31,

	2003	2002	2001

U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	1.5	0.8	5.2
Foreign income taxes	(5.5)	(2.4)	1.8
Permanent differences	(0.2)	(22.2)	1.3
Valuation allowance	(5.5)	(2.9)	—
Miscellaneous	(2.0)	(0.2)	(0.7)

Total	23.3%	8.1%	42.6%

Note 14.     Commitments and Contingencies

Litigation

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

contains an element of uncertainty, management believes after consultation with counsel that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the Company.

Leases

      The Company leases office space and equipment under non-cancelable operating leases with third parties and Reuters extending for periods in excess of one year. Certain leases contain renewal options and escalation clauses. As of December 31, 2003, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

	Gross Rental	Sublease	Net Rental
	Commitments	Income	Commitments

Year ending December 31, 2004	$42,078	$7,159	$34,919
Year ending December 31, 2005	39,835	9,227	30,608
Year ending December 31, 2006	37,827	8,766	29,061
Year ending December 31, 2007	36,120	8,552	27,568
Year ending December 31, 2008	35,030	8,392	26,638
Thereafter	224,577	73,166	151,411

Total	$415,467	$115,262	$300,205

      Rental expense amounted to $25,965, $26,818, and $32,299 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company also has capital lease obligations of $1,791, $1,432 and $938 for the years ending December 31, 2004, 2005 and 2006, respectively.

Other

      The Company has letter of credit agreements and guarantees totaling $250,104 and $262,486 as of December 31, 2003 and 2002 issued by commercial banking institutions on the Company’s behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. The Company pays an annual fee up to one percent of the value of the agreement.

      As of December 31, 2003 and 2002, the Company had access to $200,000 and $201,000 of uncommitted credit lines, respectively, from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines were collateralized by a combination of customer securities and our marketable securities. As of December 31, 2003 and 2002, there were no borrowings outstanding under these credit lines. The Company paid no annual fees to maintain these facilities. In addition, as of December 31, 2003 and 2002, the Company had access to $95,600 and $197,712, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of the Company’s European and Asian subsidiaries.

Note 15.     Collateral Arrangements

      As of December 31, 2003 and December 31, 2002, the fair value of collateral held by the Company that could be sold or repledged totaled $456,366 and $777,286, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $448,662 and $699,037 had been sold or repledged as of December 31, 2003 and December 31, 2002, respectively, generally to cover short sales or effect deliveries of securities. In addition, securities in customer accounts with a fair value of $100,676 and

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

$47,549 could be sold or repledged by the Company as of December 31, 2003 and December 31, 2002, respectively.

Note 16.     Net Capital Requirements

      The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or $1,000 or 2% of aggregate debit items arising from customer transactions.

      The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries:

	December 31, 2003			December 31, 2002

		Net Capital	Excess Net		Net Capital	Excess Net
	Net Capital	Requirement	Capital	Net Capital	Requirement	Capital

Instinet Clearing Services	$109,124	$5,372	$103,752	$163,084	$2,905	$160,179
Instinet, LLC (formerly Instinet Corporation)	133,627	250	133,377	98,104	250	97,854
INET ATS, Inc. (formerly The Island ECN, Inc.)	28,112	1,000	27,112	9,368	1,000	8,368
Lynch, Jones & Ryan, Inc.	8,602	250	8,352	7,960	250	7,710
Island Execution Services, LLC	2,360	1,000	1,360	1,877	1,000	877
Harborview, LLC	785	250	535	—	—	—

Total	$282,610	$8,122	$274,488	$280,393	$5,405	$274,988

      On January 7, 2003, pursuant to an existing option purchase agreement, the Company purchased Harborview, a NYSE floor brokerage firm for $594.

      The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2003 and 2002, these subsidiaries had met their local capital adequacy requirements.

Note 17.     Related Party Transactions

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

      The Company received Reuters’ data consisting of news and information which is used by the Company as well as distributed to its customers. For the years ended December 31, 2003, 2002 and 2001, the Company recorded expense of $13,300, $11,814 and $13,849, respectively, related to these services.

      Reuters provided certain operational and administrative support and other general corporate services to the Company. For the years ended December 31, 2003, 2002 and 2001, the Company recorded expense of $13,680, $28,864 and $31,228, respectively, related to these services.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

      In 2002, the Company entered into agreements with Bridge Trading, a wholly owned subsidiary of Reuters, under which the Company pays fees for accounts or orders introduced by Bridge Trading to the Company. Payments under these agreements amounted to $273 and $415 for the years ended December 31, 2003 and 2002, respectively.

      In 2001, the Company leased office space for its corporate headquarters in New York City from 3 Times Square Associates LLC, a joint venture between Reuters and an independent third party. The lease expires in 2021 with a one-time right to cancel the lease after 10 years. The Company made payments related to this lease agreement of $15,519, $14,569 and $8,563 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Effective September 2001, the Company sold at book value its Research and Analytical Product (“R&A”) to Reuters in order to allow Instinet R&A users to leverage Reuters investment in Bridge Trading by allowing them to participate in a much broader service, while still benefiting from the information currently available through R&A. Under the agreement, the Company sold to Reuters all the assets, rights, claims, contracts, licenses, trade secrets and confidential and proprietary business information, and substantially all of the R&A employees used by it in the R&A product platform. In turn, Reuters agreed to assume certain liabilities and obligations of the R&A business. The net book value of the assets sold, which consisted of computer hardware, machinery and equipment, was $7,868. The Company entered into a mutual services agreement with Reuters under which the Company will continue to assist Reuters in supporting the R&A business for up to 18 months. In addition, the Company and Reuters have agreed to allow customers of the Company who have been using the R&A product to continue to receive service and support from Reuters. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $2,145, $5,582 and $1,757, respectively, as expense to Reuters for continuing to provide this service.

      In June 2000, the Company sold at book value all of its equipment related to its telecommunications network and transferred certain employees to Radianz, a joint venture between Reuters and Equant Finance B.V. (“Equant”), which was created to provide internet protocol networks to the financial services industry. Equant is a provider of voice, data and internet services. Since June 2000, Radianz has provided services related to the Company’s core communications network that prior to the sale would have been provided by the Company. The Company, by the nature of a master agreement between Reuters and Radianz, is subject to fee arrangements negotiated by Reuters. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of $25,477, $30,042 and $58,686, respectively, related to the Radianz agreement.

      In February 2000, Reuters provided a subordinated loan to the Company of $49,000 to fund the Company’s purchase of LJR. This subordinated loan bore an interest rate based on six-month LIBOR plus 1.25% and was repaid in June 2001. For the year ended December 31, 2001, the Company recorded interest expense related to this loan of $1,640.

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Note 18.     Geographical Data

      The Company’s activities as a provider of agency brokerage services constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information.” The accompanying table summarized select data about the Company’s domestic and international operations. However, due to the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes the results by geographic regions are not necessarily meaningful in understanding the Company’s business.

	Year Ended December 31,

	2003	2002	2001

Revenues
Domestic	$926,219	$843,384	$1,130,940
International	167,424	215,816	360,087

Total	$1,093,643	$1,059,200	$1,491,027

Income (loss) before income taxes
Domestic	$(83,007)	$(779,844)	$180,437
International	(13,255)	32,914	110,904

Total	$(96,262)	$(746,930)	$291,341

	December 31,

	2003	2002

Total Assets
Domestic	$1,671,011	$1,905,418
International	395,628	377,477

Total	$2,066,639	$2,282,895

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Note 19.     Discontinued Operations

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

	Year Ended December 31,

	2002	2001

Loss from discontinued operations:
Loss from operation of fixed income business	$(33,768)	$(39,133)
Income tax benefit	11,022	14,769

Net loss from discontinued operations	$(22,746)	$(24,364)

Loss per share — basic and diluted
Loss from operation of fixed income business	$(0.12)	$(0.17)
Income tax benefit	0.04	0.06

Net loss from discontinued operations	$(0.08)	$(0.11)

      The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002. The Company has substantially paid this liability.

Note 20.     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the Consolidated Statements of Financial Condition. Management estimates that the aggregate fair value of all financial instruments recognized on the Consolidated Statements of Financial Condition approximates their carrying value. As such, financial instruments have been adjusted to reflect their estimated fair value or are short term in nature and bear interest at current market rates.

Note 21.     Quarterly Results (Unaudited)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	2003	2003	2003	2003	2002	2002	2002	2002

REVENUE
Transaction fees	$279,708	$268,210	$275,909	$255,224	$278,441	$263,917	$269,933	$265,881
Interest	5,899	4,931	6,651	6,347	8,546	10,699	11,958	8,934
Investments	10,268	(667)	2,841	(21,678)	(19,878)	(20,336)	(13,181)	(5,714)

Total revenues	295,875	272,474	285,401	239,893	267,109	254,280	268,710	269,101

INSTINET GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	2003	2003	2003	2003	2002	2002	2002	2002

EXPENSES
Compensation and benefits	51,079	51,450	60,749	63,984	60,745	63,809	70,989	86,218
Soft dollar and commission recapture	58,817	54,894	49,604	49,058	50,161	51,824	61,738	53,591
Broker-dealer rebates	54,507	53,552	58,630	50,420	56,601	39,004	25,503	3,291
Brokerage, clearing and exchange fees	37,275	35,553	33,446	34,025	36,994	42,079	33,767	36,681
Communications and equipment	20,890	24,917	31,617	30,720	36,604	26,620	29,187	33,309
Depreciation and amortization	18,500	22,408	23,534	24,074	24,659	16,712	17,930	19,123
Occupancy	12,122	12,567	13,175	16,458	16,158	12,223	13,595	13,552
Professional fees	8,611	5,739	7,228	6,338	7,820	5,110	6,646	5,018
Marketing and business development	7,483	2,958	3,480	2,781	3,756	2,451	7,480	3,407
Other	4,583	5,728	8,407	7,860	16,559	9,899	16,852	15,674
Restructuring	59,497	—	—	—	62,405	955	42,410	15,030
Goodwill and intangible asset impairment	21,668	—	—	—	—	551,991	—	—
Insurance recovery of fixed assets lost	(2,492)	(2,989)	—	(5,000)	—	—	—	—

Total expenses	352,540	266,777	289,870	280,718	372,462	822,677	326,097	284,894

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(56,665)	5,697	(4,469)	(40,825)	(105,353)	(568,397)	(57,387)	(15,793)
Income tax provision (benefit)	(18,331)	1,652	732	(6,507)	6,690	(39,958)	(14,117)	(5,703)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(38,334)	4,045	(5,201)	(34,318)	(112,043)	(528,439)	(43,270)	(10,090)
Discontinued operations:
Loss from operations of fixed income business	—	—	—	—	(412)	—	(23,581)	(9,775)
Income tax benefit	—	—	—	—	252	—	6,946	3,824

Income (loss) before cumulative effect of change in accounting principle	(38,334)	4,045	(5,201)	(34,318)	(112,203)	(528,439)	(59,905)	(16,041)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(18,642)

Net income (loss)	$(38,334)	$4,045	$(5,201)	$(34,318)	$(112,203)	$(528,439)	$(59,905)	$(34,683)

Basic and diluted:
Earnings (loss) per share	$(0.12)	$0.01	$(0.02)	$(0.10)	$(0.34)	$(2.05)	$(0.24)	$(0.14)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The company has carried out an evaluation under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There has been no change in the company’s internal control over financial reporting during the company’s fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

      During the fourth quarter of 2003, we began an internal business restructuring, which was substantially completed on February 9, 2004. We anticipate that in the first quarter of 2004, we will begin providing separate financial disclosures for our two business lines, Instinet, the Institutional Broker and INET. As part of these restructuring activities, we are adapting our controls and procedures to provide for this segment reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from the “General Information Concerning the Board of Directors,” “Compensation of Directors,” and “Compensation of Executive Officers” sections of our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003 (the “Proxy Statement”). Information about the Audit Committee of the Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the “Audit Committee” section of the Proxy Statement. Information concerning Section 16(a) compliance is incorporated by reference “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement. Information about our Code of Business Conduct and Ethics is incorporated herein by reference to the “Code of Business Conduct and Ethics” section of the Proxy Statement.

Item 11.	Executive Compensation

      The information required to be furnished pursuant to this item is incorporated by reference from the “Compensation of Executive Officers” and “Compensation of Directors” sections of the Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required to be furnished pursuant to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” and “Equity Compensation Plan Information” sections of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required to be furnished pursuant to this item is incorporated by reference from the “Certain Business Relationships” section of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required to be furnished pursuant to this item is incorporated by reference from the entitled “Audit Fees,” “Tax Fees,” “All Other Fees” and “Audit Related Fees” sections of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibit List

Exhibit
Number		Description

2.1		Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 25, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.2		Asset Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.3		Subscription Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.4		Contribution Agreement between Reuters C Corporation and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.5		Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.6		Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.6 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.7		Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).
2	.8*	Contribution and Assumption Agreement between Instinet Corporation and Instinet Group, LLC, dated November 24, 2003.
2	.9*	Contribution and Assumption Agreement between Instinet Corporation and Instinet ATS, Inc., dated November 24, 2003.
2	.10*	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet Group, LLC, dated November 24, 2003.
2	.11*	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet, LLC, dated November 24, 2003.
3.1		Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

Exhibit
Number		Description

3.2		Amended and Restated By-Laws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).
4.2		Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
4.3		Amendment No. 1 to the Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).
10.1		Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group Incorporated, and Mellon Investor Services LLC 2002 (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).
10.2		Ameritrade Option Exercise Agreement between Instinet Group Incorporated, Datek Online Holdings Corporation and Ameritrade Holding Corporation dated as of October 18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Registration No. 333-100670)).
10	.3†	Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated September 16, 2002 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).
10	.4†	Employment Agreement between Instinet Group Incorporated and Edward J. Nicoll, dated September 20, 2002 (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
10	.5†	Agreement between Instinet Group Incorporated and Peter Fenichel, dated October 7, 2002 (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
10	.6†	Non-Executive Chairman Compensation Letter between Instinet Group Incorporated and Ian Strachan, dated January 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.7†	Employment Agreement between Instinet Group LLC and Mark Nienstedt, dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.8†	Employment Agreement between Instinet Group LLC and Paul A. Merolla, dated April 30, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.9†	Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.10†	Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.11†	Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

Exhibit
Number		Description

10	.12†	Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.13†	Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.14†	Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.15†	Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.16†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.17†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Douglas M. Atkin, dated April 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.18†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael J. Clancy, dated December 15, 2002 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.19†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael Galano dated January 9, 2002 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10	.20†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Jean-Marc Bouhelier dated May 30, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10	.21†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and William J. Sterling dated June 27, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10	.22†	Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.23†	Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.24†	Instinet 2000 Stock Option Plan, as amended and restated, April 30, 2002 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.25		Transaction System Agreement, effective as of September 19, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.26		Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended March 31, 2003).

Exhibit
Number		Description

10	.27*	Transaction System Supplemental Order Form, effective as of December 17, 2003, between Instinet Group Incorporated and Bridge Trading Company, as a supplement to the Transaction System Agreement, dated as of April 20, 2003, between Instinet Group Incorporated and Bridge Trading Company.
10.28		Global Solutions Agreement, dated as of March 14, 2003, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.29		Global Solutions Agreement dated as of effective March 19, 2003, between Instinet Group Inc. and Reuters Limited (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10.30		Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).
10.31		Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).
10.32		Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.33		Newport Content Services Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.34		Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.35		Fixed Income Data Agreement between Reuters Limited and Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.36		Letter agreement between Reuters Limited and Instinet Corporation, dated August 1, 2000, amending the Fixed Income Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.37		Global Reuters Services Contract between Reuters Limited and Instinet Global Holdings, Inc., dated December 21, 2000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.38*	Reuters Global Routing Services Agreement, dated as of December 22, 2003, between Instinet Europe Limited and Reuters Global Routing Services Limited.
10.39		Redistribution Addendum to Reuters Global Agreement between Reuters Limited and Instinet Global Holding, Inc., dated December 21, 2000, amending the Global Reuters Services Contract (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.40		Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.41		First Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated June 5, 2002 (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

Exhibit
Number	Description

10.42	Second Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated November 7, 2002 (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.43	Sublease between Reuters C Corp. and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.44	Data Distribution Agreement between Instinet Global Holdings, Inc. and Reuters America, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.45	U.S. Tax Sharing Agreement by and among Reuters America Holdings, Inc., Instinet Group Incorporated and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.46	U.K. Tax Sharing Agreement between Reuters Group PLC, Instinet Group Incorporated and Instinet Holdings Limited (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.47	Corporate Services Agreement between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
10.48	License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
10.49	Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2001).
10.50	Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.51	Registration Rights Agreement, dated as of September 20, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas Entities, the Advent Entities, Ameritrade Holding Corporation and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).
10.52	Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.53	Amendment No. 1, dated as of October 1, 2001, to the Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.54	Registration Rights Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young, dated October 1, 2001 (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

Exhibit
Number	Description

10.55	Execution Services Agreement between Instinet Group Incorporated and ProTrader Securities Corporation, Zone Trading Partners, LLC, Zone Equity Partners, LP, David G. Jamail, David R. Burch and Andrew Kershner dated October 1, 2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.56	Research and Analytics Asset Purchase Agreement between Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.57	Mutual Services Agreement between Instinet Group Incorporated and Reuters America Inc. dated December 18, 2001 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.58	Software License Agreement, as amended, between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.59	Software Maintenance Agreement between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.60	Testing and Certification Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Effix SA dated November 7, 2000 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.61	Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July 17, 2001 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.62	Facilities Management Service Agreement among Canon Business Services, Reuters America Inc. and Instinet Corporation dated July 1, 2001 (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.63	Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.64	Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.65	Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.66	Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.67	Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-4 (Registration No. 333-97071)).

Exhibit
Number		Description

10.68		Amendment No. 1 to Company Voting Agreement, dated as of August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.69		Amendment No. 1 to Parent Voting Agreement, dated as of August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.70		Amendment No. 1 to Datek Voting Agreement, dated as of August 7, 2002, by and Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-4 (Registration No. 333-97071)).
21	.1*	List of Subsidiaries
24	.1*	Powers of Attorney
31*		Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 12, 2004.
32*		Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2004.

*	Filed herewith

†	Management Compensation Arrangement

      (b) The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through March 12, 2004:

Financial Statements
Date of Report	Item Number	Required to be Filed

October 22, 2003	Item 12	No
November 3, 2003	Items 5 & 7	No
December 8, 2003	Items 5 & 7	No
December 19, 2003	Items 5 & 7	No
January 9, 2004	Items 5 & 7	No
January 22, 2004	Item 12	No

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTINET GROUP INCORPORATED

By:	/s/ PAUL A. MEROLLA

Paul A. Merolla

March 12, 2004

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Titles	Date

* Edward J. Nicoll	Chief Executive Officer and Director

* John F. Fay	Executive Vice President and Chief Financial Officer

* Mark Nienstedt	Officer and Director

* Ian Strachan	Director and Chairman of the Board

* Thomas H. Glocer	Senior Director

* John C. Bogle	Director

* David Grigson	Director

* Peter J. Job	Director

* John Kasich	Director

* Kay Koplovitz	Director

* Kevin Landry	Director

Signature		Titles	Date

* Stephen Pagliuca		Director

* Devin Wenig		Director

*By:	/s/ PAUL A. MEROLLA Paul A. Merolla Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 25, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.2		Asset Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.3		Subscription Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.4		Contribution Agreement between Reuters C Corporation and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.5		Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.6		Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.6 to the Registrant’s Form S-1 (Registration No. 333-55190)).
2.7		Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).
2	.8*	Contribution and Assumption Agreement between Instinet Corporation and Instinet Group, LLC, dated November 24, 2003.
2	.9*	Contribution and Assumption Agreement between Instinet Corporation and Instinet ATS, Inc., dated November 24, 2003.
2	.10*	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet Group, LLC, dated November 24, 2003.
2	.11*	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet, LLC, dated November 24, 2003.
3.1		Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).
3.2		Amended and Restated By-Laws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).
4.2		Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
4.3		Amendment No. 1 to the Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).
10.1		Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group Incorporated, and Mellon Investor Services LLC 2002 (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

Exhibit
Number		Description

10.2		Ameritrade Option Exercise Agreement between Instinet Group Incorporated, Datek Online Holdings Corporation and Ameritrade Holding Corporation dated as of October 18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Registration No. 333-100670)).
10	.3†	Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated September 16, 2002 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).
10	.4†	Employment Agreement between Instinet Group Incorporated and Edward J. Nicoll, dated September 20, 2002 (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
10	.5†	Agreement between Instinet Group Incorporated and Peter Fenichel, dated October 7, 2002 (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).
10	.6†	Non-Executive Chairman Compensation Letter between Instinet Group Incorporated and Ian Strachan, dated January 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.7†	Employment Agreement between Instinet Group LLC and Mark Nienstedt, dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.8†	Employment Agreement between Instinet Group LLC and Paul A. Merolla, dated April 30, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.9†	Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.10†	Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.11†	Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.12†	Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.13†	Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.14†	Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).
10	.15†	Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.16†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

Exhibit
Number		Description

10	.17†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Douglas M. Atkin, dated April 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.18†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael J. Clancy, dated December 15, 2002 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10	.19†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael Galano dated January 9, 2002 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10	.20†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Jean-Marc Bouhelier dated May 30, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10	.21†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and William J. Sterling dated June 27, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10	.22†	Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.23†	Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.24†	Instinet 2000 Stock Option Plan, as amended and restated, April 30, 2002 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.25		Transaction System Agreement, effective as of September 19, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.26		Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended March 31, 2003).
10	.27*	Transaction System Supplemental Order Form, effective as of December 17, 2003, between Instinet Group Incorporated and Bridge Trading Company, as a supplement to the Transaction System Agreement, dated as of April 20, 2003, between Instinet Group Incorporated and Bridge Trading Company.
10.28		Global Solutions Agreement, dated as of March 14, 2003, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.29		Global Solutions Agreement dated as of effective March 19, 2003, between Instinet Group Inc. and Reuters Limited (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).
10.30		Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).
10.31		Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).

Exhibit
Number		Description

10.32		Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.33		Newport Content Services Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.34		Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).
10.35		Fixed Income Data Agreement between Reuters Limited and Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.36		Letter agreement between Reuters Limited and Instinet Corporation, dated August 1, 2000, amending the Fixed Income Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.37		Global Reuters Services Contract between Reuters Limited and Instinet Global Holdings, Inc., dated December 21, 2000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10	.38*	Reuters Global Routing Services Agreement, dated as of December 22, 2003, between Instinet Europe Limited and Reuters Global Routing Services Limited.
10.39		Redistribution Addendum to Reuters Global Agreement between Reuters Limited and Instinet Global Holding, Inc., dated December 21, 2000, amending the Global Reuters Services Contract (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (Registration No. 333-55190)).
10.40		Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.41		First Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated June 5, 2002 (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.42		Second Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated November 7, 2002 (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).
10.43		Sublease between Reuters C Corp. and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.44		Data Distribution Agreement between Instinet Global Holdings, Inc. and Reuters America, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.45		U.S. Tax Sharing Agreement by and among Reuters America Holdings, Inc., Instinet Group Incorporated and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.46		U.K. Tax Sharing Agreement between Reuters Group PLC, Instinet Group Incorporated and Instinet Holdings Limited (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).
10.47		Corporate Services Agreement between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).

Exhibit
Number	Description

10.48	License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).
10.49	Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2001).
10.50	Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.51	Registration Rights Agreement, dated as of September 20, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas Entities, the Advent Entities, Ameritrade Holding Corporation and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).
10.52	Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.53	Amendment No. 1, dated as of October 1, 2001, to the Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.54	Registration Rights Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young, dated October 1, 2001 (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.55	Execution Services Agreement between Instinet Group Incorporated and ProTrader Securities Corporation, Zone Trading Partners, LLC, Zone Equity Partners, LP, David G. Jamail, David R. Burch and Andrew Kershner dated October 1, 2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.56	Research and Analytics Asset Purchase Agreement between Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.57	Mutual Services Agreement between Instinet Group Incorporated and Reuters America Inc. dated December 18, 2001 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.58	Software License Agreement, as amended, between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.59	Software Maintenance Agreement between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

Exhibit
Number		Description

10.60		Testing and Certification Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Effix SA dated November 7, 2000 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.61		Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July 17, 2001 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.62		Facilities Management Service Agreement among Canon Business Services, Reuters America Inc. and Instinet Corporation dated July 1, 2001 (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).
10.63		Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.64		Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.65		Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.66		Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.67		Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.68		Amendment No. 1 to Company Voting Agreement, dated as of August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.69		Amendment No. 1 to Parent Voting Agreement, dated as of August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 (Registration No. 333-97071)).
10.70		Amendment No. 1 to Datek Voting Agreement, dated as of August 7, 2002, by and Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-4 (Registration No. 333-97071)).
21	.1*	List of Subsidiaries
24	.1*	Powers of Attorney
31*		Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 12, 2004.
32*		Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2004.

*	Filed herewith

†	Management Compensation Arrangement