Form 10-Q
period 2004-03-31
INSTINET GROUP INC
filed 2004-05-10
CIK 1132327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-32717

Instinet Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4134098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Times Square, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 310-9500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☒   No☐

     As of May 5, 2004 there were 332,383,778 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2004

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

Item 1. Financial Statements

Instinet Group Incorporated

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue
Transaction fees	$309,916	$255,224
Interest income	6,511	6,347
Interest expense	(3,153)	(2,111)

Interest income, net	3,358	4,236

Total revenues, net	313,274	259,460

Cost of Revenues
Soft dollar and commission recapture	60,100	49,058
Broker-dealer rebates	68,147	50,420
Brokerage, clearing and exchange fees	44,404	34,025

Total cost of revenues	172,651	133,503

Gross margin	140,623	125,957

Direct Expenses
Compensation and benefits	59,533	63,984
Communications and equipment	21,642	30,720
Depreciation and amortization	15,037	24,074
Occupancy	9,307	16,458
Professional fees	5,017	6,338
Marketing and business development	3,322	2,781
Other	2,876	5,749

Total direct expenses	116,734	150,104

Investments	(4,674)	21,678
Insurance recovery	(5,116)	(5,000)

Total expenses	279,595	300,285

Income (loss) from continuing operations before income taxes	33,679	(40,825)
Income tax provision (benefit)	14,865	(6,507)

Net income (loss)	$18,814	$(34,318)

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED

Net income (loss) per share	$0.06	$(0.10)

Weighted average shares outstanding - basic	331,241	330,764
Weighted average shares outstanding - diluted	334,388	330,764

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$635,424	$534,562
Cash and securities segregated under federal regulations	39,500	177,400
Securities owned, at market value	209,492	261,552
Securities borrowed	198,877	327,113
Receivable from broker- dealers	362,725	188,006
Receivable from customers	91,430	107,221
Commissions and other receivable, net	84,142	91,611
Investments	29,499	29,499
Fixed assets and leasehold improvements, net	112,493	119,051
Deferred tax as set, net	70,661	73,658
Intangible assets, net	77,998	82,281
Other assets	108,491	74,685

Total assets	$2,020,732	$2,066,639

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITES
Short-term borrowings	$30,651	$21,372
Securities loaned	222,343	220,465
Payable to broker-dealers	290,995	141,821
Payable to customers	106,527	306,763
Taxes payable	72,546	60,538
Accounts payable, accrued expenses and other liabilities	300,120	344,897

Total liabilities	1,023,182	1,095,856

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 332,243 and 331,032 issued as of March 31, 2004 and December 31, 2003, respectively, and 332,222 and 330,991 outstanding as of March31,2004 and December 31,2003 respectively)	3,322	3,310
Additional paid- in capital	1,665,637	1,661,476
Accumulated deficit	(716,108)	(734,922)
Treasury stock, at cost (21 and 41 shares as of March 31, 2004 and December 31, 2003, respectively)	(9)	(78)
Accumulated other comprehensive income	44,912	41,339
Unearned compensation	(204)	(342)

Total stockholders’ equity	997,550	970,783

Total liabilities and stockholders’ equity	$2,020,732	$2,066,639

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$18,814	$(34,318)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Unrealized loss on investments	—	17,356
Write off of fixed assets	—	1,126
Insurance recoveries	(5,116)	(5,000)
Depreciation and amortization	15,037	24,074
Deferred tax assets, net	2,997	(192)
Stock based compensation	207	450
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	137,900	11,040
Securities borrowed, net of securities loaned	130,114	2,571
Net receivable/payable from/to broker-dealers	(25,545)	30,730
Net receivable/payable from/to customers	(184,445)	8,890
Receivables and other assets	(26,337)	(10,454)
Payables and other liabilities	(32,769)	(99,998)

Net cash provided by (used in) operating activities	30,857	(53,725)
Cash flows from investing activities
Securities sold, net of securities purchased	52,060	53,435
Proceeds from insurance recovery	5,116	5,000
Purchase of fixed assets and leasehold improvements	(4,196)	(7,198)

Net cash provided by investing activities	52,980	51,237
Cash flows from financing activities
Short-term borrowings, net	9,279	386
Issuance of common stock	4,173	4

Net cash provided by financing activities	13,452	390
Effect of exchange rate differences	3,573	1,076

Increase (decrease) in cash and cash equivalents	100,862	(1,022)
Cash and cash equivalents, beginning of period	534,562	275,837

Cash and cash equivalents, end of period	$635,424	$274,815

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Instinet Group Incorporated (the “Company” or “Instinet Group”) is a Delaware holding company that through its operating subsidiaries provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 63% owned by a subsidiary of Reuters Group PLC (“Reuters” or “Parent”).

     During the first quarter of 2004, the Company completed a business restructuring plan to separate the Company’s two primary businesses. For the first quarter 2004, the Company is providing segment financial information for the following business segments:

•	Instinet, the Institutional Broker, which includes our U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, Inc. and our clearing broker, Instinet Clearing Services, Inc. (ICS)

•	INET, the Electronic Marketplace, represents the consolidation of the order flow of the Instinet ECN and the Island ECN.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

average number of common shares outstanding. Common shares outstanding include common stock and treasury stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to treasury stock for which future service is required as a condition to the delivery of the underlying common stock. The dilutive effect is included in the calculation of weighted average shares for periods that we have net income.

     The computations of basic and diluted EPS are set forth below:

	Three Months Ended
	March 31,
	2004	2003
Numerator for basic and diltued EPS available to common shareholders	$18,814	$(34,318)
Denominator for basic EPS - weighted average number of common shares	331,241	330,764
Effect of dilutive stock options and dilutive potential common shares	3,147	—

Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	334,388	330,764

Basic EPS	$0.06	$(0.10)
Diluted EPS	$0.06	$(0.10)

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

     Had the Company recognized compensation expense over the relevant service period under the fair-value method of Statement of Financial Accounting Standard (SFAS) No. 123 with respect to stock options granted, the Company’s pro forma net income (loss) and EPS would have been as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$18,814	$(34,318)
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	132	288
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(4,752)	(9,057)

Pro forma net income (loss)	$14,194	$(43,087)

Weighted average shares outstanding - basic	331,241	330,764
Weighted average shares outstanding - diluted	334,388	330,764
Net income (loss) per share, as reported - basic & diluted	$0.06	$(0.10)
Pro forma net income (loss) per share - basic & diluted	$0.04	$(0.13)

     The Company granted approximately 5,173 and 10,000 stock options during the three months ended March 31, 2004 and 2003, respectively. These options generally vest 50% after 1 year and on a pro rata basis over the next 36 months.

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

COMMISSIONS AND OTHER RECEIVABLES, NET

     Commissions and other receivables are reported net of a provision for doubtful accounts of $21,131 and $21,670 as of March 31, 2004 and December 31, 2003, respectively.

     As of March 31, 2004 and December 31, 2003, included in commissions and other receivables are approximately $24,184 and $23,566, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which approximately $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive income (loss) on the Consolidated Statements of Financial Condition.

DERIVATIVES

     The Company may enter into forward foreign currency contracts to facilitate customers’ settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are entered into with third parties and with terms generally identical to the Company’s customers’ transactions, thereby mitigating exposure to currency risk. Forward foreign currency contracts generally do not extend beyond 14 days and realized and unrealized gains and losses resulting from these transactions are recognized in the Consolidated Statements of Operations in the period they are incurred. These activities have not resulted in a material impact to the Company’s operations to date.

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

RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made for consistent presentation.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 3. SECURITIES OWNED

     Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following as of:

	March 31,	December 31,
	2004	2003
Municipal bonds	$125,315	$150,866
Corporate bonds	15,318	28,228
Foreign sovereign obligations	31,404	50,018
Shares of stock exchanges	37,455	32,440

Total	$209,492	$261,552

NOTE 4. INVESTMENTS

     The Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The carrying values of the Company’s investments as of March 31, 2004 and December 31, 2003 are as follows:

Archipelago Holdings LLC	$20,000
The NASDAQ Stock Market, Inc.	7,499
Starmine Corporation	2,000

Total	$29,499

NOTE 5. INTANGIBLE ASSETS

     Information regarding the Company’s identifiable intangible assets consists of the follows as of:

	Estimated	March 31, 2004			December 31, 2003
	Life		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Technology	7.0	$102,916	$(35,768)	$67,148	$102,916	$(32,260)	$70,656
Customer relationships	4.0	15,500	(4,650)	10,850	15,500	(3,875)	11,625

Total		$118,416	$(40,418)	$77,998	$118,416	$(36,135)	$82,281

     Intangible assets arose in connection with the Company’s acquisitions of ProTrader Securities, LP in 2001 and Island Holding Company, Inc., the parent company of the Island ECN, Inc., in 2002. The intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

     Amortization expense was $4,283 and $6,292 for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense for each of the next 5 years is as follows:

Year ending December 31, 2005	$17,133
Year ending December 31, 2006	$17,133
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,997

NOTE 6. RESTRUCTURING

     The Company has initiated several cost reduction programs, which have resulted in restructuring charges.

     In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. This restructuring was substantially completed in 2004.

     In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of March 31, 2004, the Company carried a liability of $18,559 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31,		March 31,
	2003	Payments	2004
Workforce reductions	$1,008	$(272)	$736
Office closures/consolidations	19,481	(1,658)	17,823

Total	$20,489	$(1,930)	$18,559

     The Company expects to pay approximately $7,000 to $9,000 of the remaining liability by December 31, 2004.

     In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the company’s ongoing efforts to streamline its operations. As of March 31, 2004, the Company carried a liability of $39,175 associated with this restructuring on its Consolidated Statements of Financial Condition, which is

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

reflected as follows:

	December 31,		March 31,
	2003	Payments	2004
Workforce reductions	$7,378	$(2,149)	$5,229
Office closures/consolidations	41,024	(7,078)	33,946

Total	$48,402	$(9,227)	$39,175

     The Company expects to pay approximately $8,000 to $11,000 of the remaining liability by December 31, 2004.

NOTE 7. COLLATERAL ARRANGEMENTS

     As of March 31, 2004 and December 31, 2003, the fair value of collateral held by the Company that can be sold or repledged totaled $205,533 and $456,366, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $197,441 and $448,662 had been sold or repledged generally to cover short sales or effect deliveries of securities as of March 31, 2004 and December 31, 2003, respectively.

NOTE 8. NET CAPITAL REQUIREMENTS

     The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 or $1,000 or 2% of aggregate debit items arising from customer transactions.

     The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries as of:

	March 31, 2004			December 31, 2003
		Net Capital	Excess Net		Net Capital	Excess Net
	Net Capital	Requirement	Capital	Net Capital	Requirement	Capital
Instinet Clearing Services, Inc.	$106,975	$4,673	$102,302	$109,124	$5,372	$103,752
Instinet, LLC (formerly Instinet Corporation)	139,431	250	139,181	133,627	250	133,377
Inet ATS, Inc. (formerly The Island ECN, Inc.)	31,340	1,000	30,340	28,112	1,000	27,112
Lynch, Jones & Ryan, Inc.	11,153	250	10,903	8,602	250	8,352
Island Execution Services, LLC	2,361	1,000	1,361	2,360	1,000	1,360
Harborview, LLC	850	250	600	785	250	535

Total	$292,110	$7,423	$284,687	$282,610	$8,122	$274,488

     The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2004

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

and December 31, 2003, these subsidiaries had met their local capital adequacy requirements.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

     From time to time, the Company is involved in various legal and regulatory proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits and inspections. While any litigation contains an element of uncertainty, management believes, after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the Company.

Leases

     The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. Our aggregate minimum lease commitments after 5 years primarily relate to our 20-year lease (cancelable after 2011) for our headquarters in New York. As of March 31, 2004, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future periods are as follows:

	Gross Rental	Sublease	Net Rental
	Commitments	Income	Commitments
Remainder of the year ending December 31, 2004	$31,559	$5,370	$26,189
Year ending December 31, 2005	39,835	9,227	30,608
Year ending December 31, 2006	37,827	8,766	29,061
Year ending December 31, 2007	36,120	8,552	27,568
Year ending December 31, 2008	35,030	8,392	26,638
Year ending December 31, 2009 - Thereafter	224,577	73,166	151,411

Total	$404,948	$113,473	$291,475

Instinet Group Incorporated
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

NOTE 10. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$18,814	$(34,318)
Changes in comprehensive income (loss) Foreign currency translation adjustment	(3,573)	(1,076)

Total comprehensive income (loss)	$15,241	$(35,394)

NOTE 11. SEGMENT INFORMATION

     In reporting to management and upon completion of our business restructuring during the three months ended March 31, 2004, the Company’s operating results were categorized into two business segments. Prior year information has been restated to reflect our reportable segments as follows:

•	Instinet, the Institutional Broker (Instinet), which includes our U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, Inc. and our clearing broker, Instinet Clearing Services, Inc. (ICS)

•	INET, the Electronic Marketplace (INET), represents the consolidation of the order flow of the Instinet ECN and the Island ECN.

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
			Eliminations &				Eliminations &
	Instinet	INET	Corporate	Total	Instinet	INET	Corporate	Total
Transaction fees	$195,802	$119,799	$(5,685)	$309,916	$159,797	$98,607	$(3,180)	$255,224
Interest income, net	3,165	215	(22)	3,358	2,847	109	1,280	4,236

Total revenue, net	198,967	120,014	(5,707)	313,274	162,644	98,716	(1,900)	259,460
Total expenses	181,223	113,869	(15,497)	279,595	189,407	96,100	14,778	300,285

Pre-tax earnings	$17,744	$6,145	$9,790	$33,679	$(26,763)	$2,616	$(16,678)	$(40,825)

Quarter-end total assets	$1,143,710	$198,167	$678,855	$2,020,732	$1,846,842	$101,726	$218,708	$2,167,276

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

     Our total revenues, net of interest expense, were $313.3 million for the first quarter of 2004 increased from $259.5 million in the comparable period in 2003. However, cost of revenues increased to $172.7 million in the first quarter of 2004 from $133.5 million in the comparable period in 2003 which resulted in our gross margin increasing to $140.6 million in the first quarter of 2004 from $126.0 million in the comparable period in 2003. We believe the increase in revenues and gross margin was primarily due to higher transaction fees from increased transaction volumes.

Business Environment

     U.S. equity market volumes increased during the first quarter of 2004 with NASDAQ-listed equity share volume up 12% over the fourth quarter of 2003 and up 41% from the first quarter of 2003. Outside of the U.S., market conditions improved during the first quarter of 2004 compared to the fourth quarter of 2003 with international market consideration, or total trading value, increasing approximately 26% primarily due to a 30% increase in European markets. Total international market consideration increased 81% over the first quarter of 2003.

Strategic Developments

     In the first quarter of 2004, we completed our business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional Broker, which includes our U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, Inc. and our clearing broker, Instinet Clearing Services, Inc. (ICS)

•	INET, the Electronic Marketplace, represents the consolidation of the order flow of the Instinet ECN and the Island ECN.

     As we implemented our new segment reporting, we also reformatted our income statements and enhanced our operating data. We have presented similar historical data in order to provide meaningful comparison.

Market Share and Market Volumes

     During the three months ended March 31, 2004, trading volumes in the U.S. equity markets increased 30.1% to 266.1 billion shares from 204.5 billion shares in the comparable period in 2003. Total NASDAQ-listed share volume increased 40.1% to 125.9 billion shares for the three months ended March 31, 2004 from 89.0 billion shares in the comparable period in 2003. U.S. exchange-listed share volume increased 21.4% to 140.2 billion shares for the three months ended March 31, 2004 from 115.5 billion shares in the comparable period in 2003.

     Instinet’s overall market share decreased to 2.6% or 6.9 billion shares of total U.S. equity trading volume compared to 2.7% or 5.5 billion shares in the comparable period in 2003. Instinet’s international market consideration increased approximately 19.0% from the first quarter of 2003.

     INET’s overall market share decreased to 13.3% or 35.3 billion of total U.S. market share volume, which comprised 25.0% or 31.5 billion of NASDAQ-listed share volume, and 2.8% or 3.9 billion of U.S. exchange-listed share volume, for the three months ended March 31, 2004. In the comparable 2003 period, INET’s overall market share was 13.6% or 27.8 billion of total U.S. market share volume, which comprised 27.5% or 24.5 billion of NASDAQ share volume, and 3.0% or 3.5 billion of U.S. exchange-listed share volume.

Critical Accounting Policies

     Our accounting policies related to our strategic alliances and long term investments (investments), allowance for doubtful accounts and goodwill and intangible assets are the most critical accounting policies that require us to make estimates and use judgments that could affect our results.

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

     We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the three months ended March 31, 2003, we wrote down our investments in NASDAQ Stock Market, Inc., Archipelago Holding LLC, TP Group LDC, Tradeware S.A. and, JapanCross Securities Co. Ltd. by an aggregate $17.4 million, based upon management’s best judgment of each investment’s respective fair market value.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of March 31, 2004 and December 31, 2003 was $21.1 million and $21.7 million, respectively.

Accounting for Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments for the three months ended March 31, 2004 and 2003.

Key Statistical Information

     The following table presents operating data and market share that reflects our reorganization of the company into two separate business lines.

	Three Months Ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2004	2003	2003	2003	2003
U.S. Market
Trade Days	62	64	64	63	61
Average daily NASDAQ-listed equity share volume (millions)	2,030	1,757	1,730	1,788	1,459
Average daily U.S. exchange-listed equity share volume (millions)	2,262	1,920	1,884	2,012	1,894

Average daily U.S. equity share volume (millions)	4,292	3,677	3,614	3,800	3,353
Total U.S. equity share volume (millions)	266,109	235,306	231,311	239,387	204,545
Instinet, the Institutional Broker
A. U.S. Equities [1]
Our total average daily volume (million shares)	112	108	99	96	90
Our share of total market	2.6%	2.9%	2.7%	2.5%	2.7%
Our average daily volume (million shares) - Institutional and Crossing	90	84	78	79	76
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.50	1.47	1.52	1.57	1.52
Our average daily volume (million shares) - Institutional Correspondents	22	24	21	17	14
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.11	0.09	0.11	0.09	0.05
B. Non-US Equities [3]
Our average daily consideration (millions)	$932	$609	$649	$666	$783
Average basis points charged to client per consideration traded	5.3	5.9	6.2	5.7	5.1
INET, the Electronic Marketplace
A. Our Matched Average Daily Volume [4]
Our NASDAQ-listed equity share volume (million shares)	508	414	413	465	402
Our share of total market	25.0%	23.6%	23.8%	26.0%	27.5%
Our U.S. exchange-listed equity share volume (million shares)	62	52	47	52	56
Our share of total market	2.8%	2.7%	2.5%	2.6%	3.0%
Our total U.S. equity share volume (million shares)	570	466	460	517	458
Our share of total market	13.3%	12.7%	12.7%	13.6%	13.6%
B. Our Routed Average Daily Volume (million shares) [5]	91	65	30	28	21
Headcount [6]	1,126	1,210	1,259	1,311	1,428

[1]	For a description of how we calculate Instinet’s share volumes, see - “Calculation of Volume- Instinet, the Institutional Broker.”

[2]	The amount charged per share is the average cents per share charged net of soft dollar and commission recapture expenses.

[3]	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.

[4]	For a description of how we calculate INET’s share volumes, see “Calculation of Volume- INET, the Electronic Marketplace.”

[5]	Routed volume reflects transactions where the trade was not matched on INET.

[6]	Instinet Group headcount is as of the end of the reporting period.

Calculation of Volume

Instinet, the Institutional Broker

Instinet average daily U.S. equity share volume is counted as the sum of our customers share volume per side related to a trade. For example a matched trade where one customer buys 100 shares and the other sells 100 shares is counted as 200 shares; if the buy or sell order were routed out we would count 100 shares on the customer side. Upon completion of our reorganization, we identified two primary customer groups and as a result, we changed methods in recognizing customer activity and prior quarter statistics have been recalculated.

Institutional and Crossing comprise certain U.S. buy-side clients, all of the clients of Lynch, Jones & Ryan and our international business. They include fund managers, pension plans, hedge funds and other clients. Crossing includes order flow from both buy-side and sell-side clients who execute though our after hours cross. Institutional Correspondents represent our direct market access U.S. buy-side clients.

INET, the Electronic Marketplace

In computing our U.S. share volume for INET in either NASDAQ-listed or U.S. exchange-listed equities, we count the customer share volume on one side of the matched trade. Matched volume reflects transactions where the buyer and seller are matched on INET.

For example, where a customer sells 100 shares to another customer as a matched trade, we count 100 shares. INET share volume includes transactions sent to it by Instinet, the Institutional Broker and prior quarters have been recalculated to include this volume.

In computing our total market share, our numerator share volume is counted as described above for each market where we disclose a market share statistic. The denominator for NASDAQ market share is total NASDAQ share volume as published by NASDAQ. For U.S. exchange-listed market share, the denominator is the total share volume of U.S. listed markets obtained from a widely recognized market data vendor. Listed markets include the New York Stock Exchange, American Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, National Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. Historical amounts may be restated due to updates of volume information from these sources.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003

Overview

     Our net income was $18.8 million for the three months ended March 31, 2004 compared to a net loss of $34.3 million in the comparable period in 2003. Our net revenues increased 20.7% to $313.3 million for the three months ended March 31, 2004 from $259.5 million in the comparable period in 2003 primarily due to higher transaction fees due to increased transaction volumes. Total expenses decreased $20.7 million to $279.6 million for the three months ended March 31, 2004 from $300.3 million in the comparable period in 2003 primarily due to lower direct expenses and gains on investments partially offset by higher cost of revenues. Cost of revenues increased 29.3% to $172.7 million for the three months ended March 31, 2004 from $133.5 million in the comparable period in 2003 primarily due to increased transaction volumes. Cost of revenues as a percentage of total revenues increased to 55.1% from 51.5% primarily due to increased routed share transactions at INET. Direct expenses were down 22.2% to $116.7 million from $150.1 million due to lower overall expenses as a result of our reduced headcount, cost reduction initiatives impairment and restructuring charge in the fourth quarter of 2003.

Revenues

Transaction fees

     Transaction fee revenue increased 21.4% to $309.9 million for the three months ended March 31, 2004 from $255.2 million for the three months ended March 31, 2003. The increase was primarily due to a 30.0% increase in total U.S. equity share volume for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 partially offset by lower pricing.

Interest income, net

     Interest income, net decreased 20.7% to $3.4 million for the three months ended March 31, 2004 from $4.2 million in the comparable period in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrowings partially offset by higher cash balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

     Soft dollar and commission recapture expense increased 22.5% to $60.1 million for the three months ended March 31, 2004 from $49.1 million in the comparable period in 2003. This expense is offset by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to increases in volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

     Broker-dealer rebates expense increased 35.2% to $68.1 million for the three months ended March 31, 2004 from $50.4 million in the comparable period in 2003. The increase was primarily due to a 26.3% increase in matched average daily volume to 508 million shares for the three months ended March 31, 2004 from 402 million shares in the comparable period in 2003.

Brokerage, clearing and exchange fees

     Brokerage, clearing and exchange fees increased 30.5% to $44.4 million for the three months ended March 31, 2004 from $34.0 million in the comparable period in 2003. The increase was primarily due to the impact of higher transaction volumes and higher routed volume partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

Gross Margin

     Gross margin increased 11.6% to $140.6 million for the three months ended March 31, 2004 from $125.9 million in the comparable period in 2003. The increase was primarily due to our increased overall market volumes resulting in increased equity share volume and international consideration traded partially offset by higher charges for routing shares.

Expenses

Compensation and benefits expense

     Compensation and benefits expense decreased 7.0% to $59.5 million for the three months ended March 31, 2004 from $64.0 million in the comparable period in 2003. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives and a $9.1 million severance charge for the three months ended March 31, 2003. Partially offsetting this decrease was an increase in incentive compensation due to increased profitability and higher revenues for the three months ended March 31, 2004. Our total headcount decreased to 1,126 as of March 31, 2004 from 1,428 employees as of March 31, 2003.

Communications and equipment

     Communications and equipment expense decreased 29.6% to $21.6 million for the three months ended March 31, 2004 from $30.7 million in the comparable period in 2003. This decrease was primarily due to our migration of clients to a third-party network, which was substantially completed during the third quarter of 2003.

Depreciation and amortization

     Depreciation and amortization expense decreased 37.5% to $15.0 million for the three months ended March 31, 2004 from $24.1 million in the comparable period in 2003. This decrease was primarily due to lower amortization of intangible assets resulting from our impairment charge in the fourth quarter of 2003 and lower amortization of leasehold improvements due to our restructuring charge in the fourth quarter of 2003.

Occupancy

     Occupancy expense decreased 43.4% to $9.3 million for the three months ended March 31, 2004 from $16.5 million in the comparable period in 2003. This decrease was primarily due to lower space requirements associated with declines in our headcount over the comparable period in 2003.

Professional fees

     Professional fees decreased 20.8% to $5.0 million for the three months ended March 31, 2004 from $6.3 million in the comparable period in 2003. This decrease was primarily due to lower consultant and legal fees.

Other expenses

     Other expenses decreased 50.0% to $2.9 million for the three months ended March 31, 2004 from $5.7 million in the comparable period in 2003. The decrease was due to lower bad debt expense as well as lower discretionary and office related expenses.

Investments

     Gains on our investments were $4.7 million for the three months ended March 31, 2004 versus a loss of $21.7 million in the comparable period in 2003. This change was primarily due to unrealized mark to market gains on shares we own in various stock exchanges for the three months ended March 31, 2004 compared with write-downs of $17.4 million on our investments in NASDAQ Stock Market, Inc., Archipelago Holding LLC, TP Group LDC, Tradeware S.A. and, JapanCross Securities Co. Ltd. and unrealized mark to market losses in carrying value of other investments for the three months ended March 31, 2003.

Insurance recoveries

     Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the three months ended March 31, 2004 and $5.0 million for the three months ended March 31, 2003. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision (benefit)

     Our provision for taxes changed to a provision of $14.9 million for the three months ended March 31, 2004 from a benefit of $6.5 million in the comparable period in 2003 as a result of our income in the first quarter of 2004. Our effective income tax rate was 44.1% for the three months ended March 31, 2004 and 15.9% in the comparable period in 2003.

OPERATING RESULTS BY SEGMENT

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
(In thousands)			Eliminations				Eliminations
(Unaudited)	Instinet	INET	& Corporate	Total	Instinet	INET	& Corporate	Total
Revenue
Transaction fees	$195,802	$119,799	$(5,685)	$309,916	$159,797	$98,607	$(3,180)	$255,224
Interest income, net	3,165	215	(22)	3,358	2,847	109	1,280	4,236

Total revenue, net	198,967	120,014	(5,707)	313,274	162,644	98,716	(1,900)	259,460

Cost of revenues
Soft dollar and commission recapture	60,100	—	—	60,100	49,058	—	—	49,058
Broker-dealer rebates	—	68,147	—	68,147	—	50,420	—	50,420
Brokerage, clearing and exchange fees	28,645	21,444	(5,685)	44,404	26,153	11,052	(3,180)	34,025

Total cost of revenues	88,745	89,591	(5,685)	172,651	75,211	61,472	(3,180)	133,503

Gross margin	110,222	30,423	(22)	140,623	87,433	37,244	1,280	125,957

Direct Expenses
Compensation and benefits	45,141	3,808	10,584	59,533	47,227	4,334	12,423	63,984
Communications and equipment	16,531	4,343	768	21,642	26,137	3,611	972	30,720
Depreciation and amoritization	12,040	2,583	414	15,037	14,891	7,382	1,801	24,074
Occupancy	8,206	569	532	9,307	7,538	1,818	7,102	16,458
Professional fees	3,016	277	1,724	5,017	3,819	374	2,145	6,338
Marketing and business development	2,789	722	(189)	3,322	1,791	43	947	2,781
Other	2,405	(123)	594	2,876	3,832	1,368	549	5,749
Technology service company charges	(8,146)	8,146	—	—	(8,833)	8,833	—	—
Corporate overhead charges	10,496	3,953	(14,449)	—	17,794	6,865	(24,659)	—

Total direct expenses	92,478	24,278	(22)	116,734	114,196	34,628	1,280	150,104

Investments	—	—	(4,674)	(4,674)	—	—	21,678	21,678
Insurance recovery	—	—	(5,116)	(5,116)	—	—	(5,000)	(5,000)

Total expenses	181,223	113,869	(15,497)	279,595	189,407	96,100	14,778	300,285

Net income (loss) from continuing operations before income taxes	$17,744	$6,145	$9,790	$33,679	$(26,763)	$2,616	$(16,678)	$(40,825)

Instinet

     Total revenues, net of interest expense, were up 22.3% to $199.0 million for the three months ended March 31, 2004 from $162.6 in the comparable period in 2003 primarily due to higher transaction volume in U.S. equity securities as well as non-U.S. equities associated with stronger global markets. Transactions fees increased due to a 24.4% increase in Instinet’s total average daily volume to 112 million shares from 90 million shares partially offset by lower average amounts charged to our clients per share. International consideration increased 19.0% to $932.0 million from $783.0 million in the comparable period in 2003 and the average basis points charged to our clients also increased 3.9% to 5.3 basis points from 5.1 basis points.

     Cost of revenues was up 18.0% to $88.7 million for the three months ended March 31, 2004 from $75.2 million in the comparable period in 2003 primarily due to increases in volume from our soft dollar and commission recapture clients. Cost of revenues as a percentage of total revenues were 44.6% for the three months ended March 31, 2004 and 45.2% in the comparable period in 2003.

     Gross margin increased to 26.1% to $110.2 million for the three months ended March 31, 2004 from $87.4 million in the comparable period in 2003 primarily due to higher revenues.

     Direct expenses decreased 19.0% to $92.5 million for the three months ended March 31, 2004 from $114.2 million in the comparable period in 2003 primarily due to lower communication and equipment expense and lower corporate overhead charges. These decreases was primarily due to our migration of clients to a third-party network and cost reduction initiatives realized at the corporate level, respectively. Corporate overhead charges were lower by 41.4% for the three months ended

March 31, 2004 compared to the comparable period in 2003.

     Net income from continuing operations before income taxes for the three months ended March 31, 2004 was $17.7 million and a loss of $26.8 million for the three months ended March 31, 2003.

INET

     Total revenues, net of interest expense, were up 21.6% to $120.0 million for the three months ended March 31, 2004 from $98.7 in the comparable period in 2003 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 26.4% in total average matched daily volume to 570 million shares from 458 million shares partially offset by lower amount per share charged to our clients.

     Cost of revenues was up 45.7 % to $89.6 million for the three months ended March 31, 2004 from $61.5 million in the comparable period in 2003 primarily due to increased transaction volume routed to other market destinations. Cost of revenues as a percentage of total revenues were 74.5% for the three months ended March 31, 2004 and 62.3% in the comparable period in 2003.

     Gross margin decreased to 18.3% to $30.4 million for the three months ended March 31, 2004 from $37.2 million in the comparable period in 2003 primarily due to routed charges increasing as a result of our routed average daily volume increasing to 91 million shares compared to 21 million shares in the comparable period in 2003 and declines in our matched and routed pricing.

     Direct expenses decreased 29.9% to $24.3 million for the three months ended March 31, 2004 from $34.6 million in the comparable period in 2003 primarily due to lower depreciation and amortization and lower corporate overhead charges. These decreases was as a result of an impairment chare on intangible assets in the fourth quarter of 2003 and cost reduction initiatives realized at the corporate level, respectively.

     Net income from continuing operations before income taxes for the three months ended March 31, 2004 was $6.1 million and $2.6 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of uncommitted credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures, regulatory capital requirements, operating losses, restructuring charges as well as other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

     Cash and cash equivalents and assets readily convertible into cash, accounted for 76.7% and 71.5% of our total assets as of March 31, 2004 and December 31, 2003, respectively. Cash and cash equivalents increased to $635.4 million as of March 31, 2004 from $534.6 million as of December 31, 2003.

     Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

     Operating Activities. Net cash provided by operating activities was $30.9 million for the three months ended March 31, 2004 compared with cash used of $53.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 we generated $31.9 million in operating income adjusted for non-cash charges. In addition, we had positive customer settlement activities offset by cash used for our annual compensation payments.

     Investing Activities. Net cash provided by investing activities was $53.0 million for the three months ended March 31, 2004 compared with $51.2 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 we generated $57.1 million from the sale of our securities owned, net of purchases and proceeds from insurance recoveries partially offset by $4.2 million in purchases of fixed assets and leasehold improvements.

     Financing Activities. Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2004 compared with $0.4 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 we generated $9.2 million from proceeds from our short-term borrowings, net of repayments and $4.2 million from the issuance of common stock.

Contractual Obligations

     We have contractual obligations to make future payments primarily for operating leases for office space and capital leases for equipment under non-cancelable operating leases with Reuters and third parties. Our aggregate minimum lease commitments after 5 years primarily relate to our 20-year lease (cancelable after 2011) for our headquarters in New York. The following table sets forth our contractual obligations (net of non-cancelable subleases) as of March 31, 2004 (in millions):

	Contractual Payments Due by Period
		Remainder	2005-	2007-	2009-
	Total	of 2004	2006	2008	Thereafter
Operating leases	$291.5	$26.2	$59.7	$54.2	$151.4
Capital lease obligation	3.7	1.4	1.4	0.9	—

Total contractual obligations	$295.2	$27.6	$61.1	$55.1	$151.4

Other Obligations

     As of March 31, 2004 and December 31, 2003, we had letter of credit agreements and guarantees totaling $254.5 million and $250.1 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. We pay an annual fee of up to one percent of the value of the agreement.

     As of March 31, 2004 and December 31, 2003, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of March 31, 2004 and December 31, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of March 31, 2004 and December 31, 2003, we had access to $95.4 million and $95.6 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of March 31, 2004 and December 31, 2003, there were $30.7 million and $21.4 million, respectively, outstanding under these credit lines.

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

     The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	March 31, 2004			December 31, 2003
		Net Capital	Excess Net		Net Capital	Excess Net
	Net Capital	Requirement	Capital	Net Capital	Requirement	Capital
Instinet Clearing Services, Inc.	$107.0	$4.7	$102.3	$109.1	$5.4	$103.8
Instinet, LLC (formerly Instinet Corporation)	139.4	0.3	139.2	133.6	0.3	133.4
Inet ATS, Inc. (formerly The Island ECN, Inc.)	31.3	1.0	30.3	28.1	1.0	27.1
Lynch, Jones & Ryan, Inc.	11.2	0.3	10.9	8.6	0.3	8.4
Island Execution Services, LLC	2.4	1.0	1.4	2.4	1.0	1.4
Harborview, LLC	0.9	0.3	0.6	0.8	0.3	0.5

Total	$292.1	$7.4	$284.7	$282.6	$8.1	$274.5

     We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $198.9 million and $327.1 million as collateral for securities borrowed as of March 31, 2004 and December 31, 2003, respectively. We also received $222.3 million and $220.5 million as collateral for securities loaned as of March 31, 2004 and December 31, 2003, respectively.

     As of March 31, 2004 and December 31, 2003, included in commissions and other receivables is approximately $24.2 million and $23.6 million, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.8 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

     In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of March 31, 2004 and December 31, 2003 these funds amounted to $39.5 million and $177.4 million, respectively.

     In addition, so long as Reuters owns a majority of our common stock, we will need Reuters’ consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million and any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters consent to incur indebtedness above this amount in the future if we need to do so for any reason.

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

Interest Rate Risk

     We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	March 31,	December 31,
	2004	2003
Municipal bonds	$125.3	$150.9
Corporate bonds	15.3	28.2
Foreign sovereign obligations	31.4	50.0

Total	$172.0	$229.1

     These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of March 31, 2004 and December 31, 2003, the fair value of the portfolio would have declined by $0.9 million and $1.0 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

     In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $635.4 million and $534.6 million as of March 31, 2004 and December 31, 2003, respectively. We also had short-term borrowings of $30.7 million and $21.4 million as of March 31, 2004 and December 31, 2003, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

     The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	March 31,	December 31,
	2004	2003
British pounds	$13.0	$29.7
Euros	38.6	34.7
Japanese yen	9.2	9.3
Canadian dollar	8.4	8.7

Total	$69.2	$82.4

     Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $6.3 million and $7.5 million as of March 31, 2004 and December 31, 2003, respectively.

     A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 15.8% and 15.4% of our revenues for the three months ended March 31, 2004 and 2003, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $4.9 million and $4.0 million for the three months ended March 31, 2004 and 2003, respectively.

Equity Price Risk

     As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of March 31, 2004 and December 31, 2003, we owned marketable securities of the London and Euronext stock exchanges as a result of their demutualization and we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $3.7 million and $3.2 million as of March 31, 2004 and December 31, 2003, respectively.

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

     We are exposed to the credit worthiness of agencies with which we invest a portion of our available cash, primarily U.S and non-U.S. government and agency obligations, as well as corporate and municipal bonds. For investments maturing within three months, our credit policy is that all investments have at least an A1/P1 credit rating from Standard & Poors and Moody’s Investors Service. We also maintain counterparty concentration limits that specify the amount that we can invest with any one counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

     As of the end of the quarter ended March 31, 2004, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 other than those noted below that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     On February 9, 2004, we completed an internal business restructuring. As a result, in the first quarter of 2004 we began providing separate financial disclosures for our two business lines, Instinet, the Institutional Broker and INET, the Electronic Marketplace. As part of these restructuring activities, we have adapted our controls and procedures to provide for this segment reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a description of our previously reported legal and administrative proceedings, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003. Except as described below, there have been no material developments with respect to the legal and administrative proceedings.

Datamize Inc. v. Fidelity Brokerage Services, LLC, Scottrade, Inc., Interactive Brokers Group, LLC, Instinet Corporation, Charles Schwab & Co., Inc., CyberTrader, Inc., E*Trade Securities, LLC, TradeStation Securities, Inc., and TerraNova Trading LLC

     With respect to Datamize Inc. v. Fidelity Brokerage Services, LLC et al., all defendants (including Instinet) were notified on April 22, 2004, that their joint motion to transfer the case to California had been denied by the court. Instinet’s motion to dismiss for improper venue is still pending with the court.

Item 2. Changes in Securities and Use of Proceeds

     None. There have been no purchases made by or on behalf of Instinet Group Incorporated or any “affiliated purchaser” (as defined under the Securities Exchange Act of 1934) of our common stock during the quarterly period ended March 31, 2004.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the

Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2004.

*	Filed herewith

(b)	The following reports on Form 8-K were filed or furnished for the last quarter covered by this report, and subsequently through May 7, 2004:

Date of Report	Item Number	Financial Statements Required to be Filed
January 9, 2004	Item 5	No
January 22, 2004	Item 12	No
April 8, 2004	Item 5	No
April 28, 2004	Item 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

INSTINET GROUP INCORPORATED

By: /s/ JOHN F. FAY

Name: John F. Fay
Title: Executive Vice President and
Chief Financial Officer

By: /s/ TIMOTHY A. SMITH

Name: Timothy A. Smith
Title: Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2004.

*	Filed herewith