Form 10-Q
period 2004-06-30
INSTINET GROUP INC
filed 2004-08-09
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 5, 2004 there were 334,052,845 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2004

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Transaction fees	$276,600	$275,909	$586,516	$531,133

Interest income	4,250	6,651	8,670	12,998
Interest expense	(806)	(2,106)	(1,868)	(4,217)

Interest income, net	3,444	4,545	6,802	8,781

Total revenues, net	280,044	280,454	593,318	539,914

Cost of Revenues
Soft dollar and commission recapture	53,103	49,604	113,203	98,662
Broker-dealer rebates	62,388	58,630	130,535	109,050
Brokerage, clearing and exchange fees	42,321	33,446	86,725	67,471

Total cost of revenues	157,812	141,680	330,463	275,183

Gross margin	122,232	138,774	262,855	264,731

Direct Expenses
Compensation and benefits	55,844	60,749	115,377	124,733
Communications and equipment	16,950	31,617	38,592	62,337
Depreciation and amortization	15,855	23,534	30,892	47,608
Occupancy	9,260	13,175	18,567	29,633
Professional fees	8,172	7,228	13,189	13,566
Marketing and business development	5,302	3,480	8,624	6,261
Other	2,830	6,301	5,706	12,050

Total direct expenses	114,213	146,084	230,947	296,188

Contractual settlement	(7,250)	—	(7,250)	—
Investments	—	(2,841)	(4,674)	18,837
Insurance recovery	—	—	(5,116)	(5,000)

Total expenses	264,775	284,923	544,370	585,208

Income (loss) from continuing operations before income taxes	15,269	(4,469)	48,948	(45,294)
Income tax provision (benefit)	6,827	732	21,692	(5,775)

Net income (loss)	$8,442	$(5,201)	$27,256	$(39,519)

Earnings Per Share
Basic	$0.03	$(0.02)	$0.08	$(0.12)

Diluted	$0.03	$(0.02)	$0.08	$(0.12)

Weighted Average Shares Outstanding
Basic	332,282	330,841	331,765	330,803

Diluted	335,119	330,841	334,713	330,803

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$604,987	$534,562
Cash and securities segregated under federal regulations	65,050	177,400
Securities owned, at market value	161,592	261,552
Securities borrowed	198,356	307,795
Receivable from broker-dealers	297,662	188,006
Receivable from customers	103,168	107,221
Commissions and other receivable, net	86,995	91,611
Investments	29,499	29,499
Fixed assets and leasehold improvements, net	94,474	119,051
Deferred tax asset, net	76,934	73,658
Intangible assets, net	73,714	82,281
Other assets	95,291	94,003

Total assets	$1,887,722	$2,066,639

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITES
Short-term borrowings	$24,101	$21,372
Securities loaned	199,382	220,465
Payable to broker-dealers	169,516	141,821
Payable to customers	129,687	306,763
Taxes payable	64,775	60,538
Accounts payable, accrued expenses and other liabilities	294,441	344,897

Total liabilities	881,902	1,095,856

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 332,900 and 331,032 issued as of June 30, 2004 and December 31, 2003, respectively, and 332,900 and 330,991 outstanding as of June 30, 2004 and December 31, 2003, respectively)	3,329	3,310
Additional paid-in capital	1,668,265	1,661,476
Accumulated deficit	(707,666)	(734,922)
Treasury stock, at cost (41 shares as of December 31, 2003)	—	(78)
Accumulated other comprehensive income	40,960	41,339
Restricted stock units	12,400	—
Unearned compensation	(11,468)	(342)

Total stockholders’ equity	1,005,820	970,783

Total liabilities and stockholders’ equity	$1,887,722	$2,066,639

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$27,256	$(39,519)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized loss on investments	—	19,258
Insurance recovery of fixed assets	—	(5,000)
Depreciation, amortization and other non-cash items	38,297	49,691
Deferred tax assets, net	(3,276)	(347)
Stock based compensation	1,352	900
Income tax benefit on stock options exercised	1,233	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	112,350	62,318
Securities borrowed, net of securities loaned	88,356	137,152
Net receivable/payable from/to broker-dealers	(81,961)	(53,747)
Net receivable/payable from/to customers	(173,023)	(104,488)
Receivables and other assets	3,328	(14,429)
Payables and other liabilities	(46,219)	(84,839)

Net cash used in operating activities	(32,307)	(33,050)

Cash flows from investing activities
Maturities and sales of securities, net of purchases	99,960	75,686
Proceeds from insurance recovery of fixed assets	—	5,000
Purchase of fixed assets and leasehold improvements	(5,153)	(11,626)
Sale of investments	—	3,080

Net cash provided by investing activities	94,807	72,140

Cash flows from financing activities
Short-term borrowings, net	2,729	(17,947)
Issuance of common stock	5,575	4

Net cash provided by (used in) financing activities	8,304	(17,943)

Effect of exchange rate differences	(379)	8,155

Increase in cash and cash equivalents	70,425	29,302
Cash and cash equivalents, beginning of period	534,562	275,837

Cash and cash equivalents, end of period	$604,987	$305,139

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

During the first quarter of 2004, the Company completed a business restructuring plan to separate the Company’s two primary businesses. The Company is providing segment financial information for the following business segments.

•	Instinet, the Unconflicted Institutional Broker, which includes the Company’s U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, the Company’s commission recapture subsidiary, and Instinet Clearing Services, Inc. (ICS), our clearing broker.

•	INET, the electronic marketplace, which represents the consolidation of the order flow of the former Instinet ECN and former Island ECN.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding include common stock and treasury stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of outstanding stock options, stock awards and performance stock awards for which future service is required as a condition to the delivery of the underlying common stock (potential common shares). The dilutive effect is included in the calculation of weighted average shares for periods that we have net income. For the three and six months ended June 30, 2003, potential common shares were not included in the computation because they were antidilutive. The computations of basic and diluted EPS are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted EPS available to common shareholders	$8,442	$(5,201)	$27,256	$(39,519)

Denominator for basic EPS - weighted average number of common shares	332,282	330,841	331,765	330,803
Dilutive effect of employee stock based compensation	2,837	—	2,948	—

Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	335,119	330,841	334,713	330,803

Basic EPS	$0.03	$(0.02)	$0.08	$(0.12)

Diluted EPS	$0.03	$(0.02)	$0.08	$(0.12)

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

STOCK-BASED COMPENSATION

The Company accounts for employee and director compensation expense resulting from stock options and restricted stock units granted under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123. Therefore, no compensation expense was, or will be, recognized for those unmodified stock options issued that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued will be recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted, the Company’s pro forma net income (loss) and EPS would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$8,442	$(5,201)	$27,256	$(39,519)
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	695	288	902	576
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(4,721)	(7,690)	(9,754)	(15,640)

Pro forma net income (loss)	$4,416	$(12,603)	$18,404	$(54,583)

Weighted Average Shares Outstanding
Basic	332,282	330,841	331,765	330,803

Diluted	335,119	330,841	334,713	330,803

Net income (loss) per share - as reported
Basic	$0.03	$(0.02)	$0.08	$(0.12)

Diluted	$0.03	$(0.02)	$0.08	$(0.12)

Net income (loss) per share - proforma
Basic	$0.01	$(0.04)	$0.06	$(0.17)

Diluted	$0.01	$(0.04)	$0.05	$(0.17)

The Company granted approximately 5,173 and 10,000 stock options during the six months ended June 30, 2004 and 2003, respectively. These options generally vest 50% after 1 year and on a pro rata basis over the next 36 months.

The Company granted approximately 2,300 shares of restricted stock units during the three and six months ended June 30, 2004. These shares cliff-vest on December 31, 2006 and actual shares delivered will vary based on return on equity during the three year period end December 31, 2006.

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

RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Receivable from customers are primarily comprised of institutional debit balances and payable to customers primarily represent free credit balances in customer accounts.

COMMISSIONS AND OTHER RECEIVABLES, NET

Commissions and other receivables are reported net of a provision for doubtful accounts of $20,295 and $21,670 as of June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, included in commissions and other receivables are approximately $30,958 and $23,566, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which approximately $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

(In thousands, except per share amounts)

(Unaudited)

NOTE 3. SECURITIES OWNED

Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	June 30, 2004	December 31, 2003
Municipal bonds	$102,558	$150,866
Corporate bonds	12,625	28,228
Foreign sovereign obligations	33,124	50,018
Shares of stock exchanges	13,285	32,440

Total	$161,592	$261,552

NOTE 4. INVESTMENTS

The Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses. The carrying values of the Company’s investments for both June 30, 2004 and December 31, 2003 are as follows:

Archipelago Holdings LLC	$20,000
The NASDAQ Stock Market, Inc.	7,499
Starmine Corporation	2,000

Total	$29,499

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

NOTE 5. INTANGIBLE ASSETS

Information regarding the Company’s identifiable intangible assets consists of the following:

	Estimated Life (Years)	June 30, 2004			December 31, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(39,277)	$63,639	$102,916	$(32,260)	$70,656
Customer relationships	4.0	15,500	(5,425)	10,075	15,500	(3,875)	11,625

	Total	$118,416	$(44,702)	$73,714	$118,416	$(36,135)	$82,281

Intangible assets arose in connection with the Company’s acquisitions of ProTrader Securities, L.P. in 2001 and Island Holding Company, Inc., the parent company of the Island ECN, Inc., in 2002. The intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

Amortization expense was $4,283 and $6,292 for the three months ended June 30, 2004 and 2003, respectively, and $8,567 and $12,585 for the six months ended June 30, 2004 and 2003. Estimated amortization expense for each of the next 5 years is as follows:

Year ending December 31, 2005	$17,133
Year ending December 31, 2006	$17,133
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,997

NOTE 6. RESTRUCTURING

The Company has initiated several cost reduction programs, which have resulted in restructuring charges.

In March 2002, the Company announced that it would reduce its annualized fixed operating costs in order to offset the impact of reduced revenues due to its price reductions to U.S. broker-dealer customers. This restructuring included reducing staff levels and related occupancy costs, improving system and network efficiencies and restructuring non-core businesses. During the year ended December 31, 2002, the Company incurred a charge of $58,395. This restructuring was substantially completed in the three months ended March 31, 2004.

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of June 30, 2004, the Company carried a liability of $14,055 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	June 30, 2004
Workforce reductions	$1,008	$(272)	$736
Office closures/consolidations	19,481	(6,162)	13,319

Total	$20,489	$(6,434)	$14,055

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company expects to pay approximately $4,000 to $6,000 of the remaining liability of the December 2002 cost-reduction plan by December 31, 2004.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the Company’s ongoing efforts to streamline its operations. As of June 30, 2004, the Company carried a liability of $29,395 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	June 30, 2004
Workforce reductions	$7,378	$(3,458)	$3,920
Office closures/consolidations	41,024	(15,549)	25,475

Total	$48,402	$(19,007)	$29,395

The Company expects to pay approximately $14,000 to $16,000 of the remaining liability of the December 2003 cost-reduction plan by December 31, 2004.

NOTE 7. COLLATERAL ARRANGEMENTS

As of June 30, 2004 and December 31, 2003, the fair value of collateral held by the Company that can be sold or repledged totaled $188,578 and $456,366, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $169,988 and $448,662 had been sold or repledged generally to cover short sales or effect deliveries of securities as of June 30, 2004 and December 31, 2003, respectively.

NOTE 8. NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to the greater of $250 (general broker-dealers) or $1,000 (market makers) or 2% of aggregate debit items (clearing firms) arising from customer transactions.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	June 30, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$106,361	$4,520	$101,841	$109,124	$5,372	$103,752
Instinet, LLC (formerly Instinet Corporation)	179,515	250	179,265	133,627	250	133,377
Inet ATS, Inc. (formerly The Island ECN, Inc.)	56,119	1,000	55,119	28,112	1,000	27,112
Lynch, Jones & Ryan, Inc.	11,758	250	11,508	8,602	250	8,352
Island Execution Services, LLC	2,421	1,000	1,421	2,360	1,000	1,360
Harborview, LLC	1,564	250	1,314	785	250	535

Total	$357,738	$7,270	$350,468	$282,610	$8,122	$274,488

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2004 and December 31, 2003, these subsidiaries had met their local capital adequacy requirements.

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

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. Our aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of June 30, 2004, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Remainder of the year ending December 31, 2004	$21,096	$5,541	$15,555
Year ending December 31, 2005	41,040	12,737	28,303
Year ending December 31, 2006	38,933	13,389	25,544
Year ending December 31, 2007	36,663	13,270	23,393
Year ending December 31, 2008	35,633	13,158	22,475
Year ending December 31, 2009 - Thereafter	274,796	149,034	125,762

Total	$448,161	$207,129	$241,032

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

NOTE 10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$8,442	$(5,201)	$27,256	$(39,519)
Changes in other comprehensive income (loss): Foreign currency translation adjustment	(3,952)	7,079	(379)	8,155

Total comprehensive income (loss)	$4,490	$1,878	$26,877	$(31,364)

NOTE 11. SEGMENT INFORMATION

In reporting to management and upon completion of our business restructuring during the three months ended March 31, 2004, the Company’s operating results were categorized into two business segments, Instinet and INET. Prior year information has been restated to reflect our reportable segments as follows:

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$169,636	$111,059	$(4,095)	$276,600	$168,291	$111,736	$(4,118)	$275,909
Interest income, net	3,001	443	—	3,444	4,419	126	—	4,545

Total revenue, net	172,637	111,502	(4,095)	280,044	172,710	111,862	(4,118)	280,454
Total expenses	175,786	100,334	(11,345)	264,775	184,707	107,175	(6,959)	284,923

Pre-tax earnings (loss)	$(3,149)	$11,168	$7,250	$15,269	$(11,997)	$4,687	$2,841	$(4,469)

Quarter-end total assets	$1,016,426	$189,801	$681,495	$1,887,722	$1,900,230	$94,195	$222,406	$2,216,831

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$365,438	$230,858	$(9,780)	$586,516	$328,088	$210,343	$(7,298)	$531,133
Interest income, net	6,144	658	—	6,802	8,546	235	—	8,781

Total revenue, net	371,582	231,516	(9,780)	593,318	336,634	210,578	(7,298)	539,914
Total expenses	356,987	214,203	(26,820)	544,370	375,394	203,275	6,539	585,208

Pre-tax earnings (loss)	$14,595	$17,313	$17,040	$48,948	$(38,760)	$7,303	$(13,837)	$(45,294)

NOTE 12. CONTRACTUAL SETTLEMENT

During the three months ended June 30, 2004, the Company received $7,250 associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in final settlement of an execution contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Instinet Group is the largest global electronic agency securities broker, and we have been providing investors with electronic trading solutions and execution services for more than 30 years. We provide sophisticated electronic trading solutions and execution services to enable buyers and sellers worldwide to trade securities directly and anonymously with each other. We also give our customers the opportunity to use our sales-trading expertise and sophisticated technology tools to interact with global securities markets, improve their trading and investment performance and lower their overall trading costs. Through our electronic platforms, our customers can access other U.S. trading venues, including NASDAQ and the NYSE and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of broker-dealers and institutional investors, such as mutual funds, pension funds, insurance companies and hedge funds.

Our total revenues, net of interest, were $280.0 million for the second quarter of 2004 comparable to $280.5 million in the second quarter of 2003. However, cost of revenues increased to $157.8 million in the second quarter of 2004 from $141.7 million in the comparable period in 2003, which resulted in our gross margin decreasing to $122.2 million in the second quarter of 2004 from $138.8 million in the comparable period in 2003.

Business Environment

U.S. equity market volumes decreased during the second quarter of 2004 with NASDAQ-listed equity share volume down 15% over the first quarter of 2004 and down 3% from the second quarter of 2003. Outside of the U.S., market volumes were lower during the second quarter of 2004 compared to the first quarter of 2004 with international market consideration, or total value traded, decreasing approximately 4% primarily due to weaker European markets partially offset by slightly stronger Asian markets. Total international market consideration increased 35% over the second quarter of 2003.

Strategic Developments

In the first quarter of 2004, we completed our business restructuring plan to establish two distinct business lines:

•	Instinet, the Unconflicted Institutional Broker, which includes our U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, our commission recapture subsidiary, and Instinet Clearing Services, Inc. (ICS), our clearing broker.

•	INET, the electronic marketplace, which represents the consolidation of the order flow of the former Instinet ECN and former Island ECN.

As we implemented our new segment reporting, we also reformatted our income statements and enhanced our operating data. We have presented similar historical data in order to provide meaningful comparison.

Market Share and Market Volumes

During the three months ended June 30, 2004, trading volumes in the U.S. equity markets decreased 1.4% to 236.0 billion shares from 239.4 billion shares in the comparable period in 2003. Total NASDAQ-listed share volume decreased 4.5% to 107.6 billion shares for the three months ended June 30, 2004 from 112.6 billion shares in the comparable period in 2003. U.S. exchange-listed share volume increased 1.3% to 128.5 billion shares for the three months ended June 30, 2004 from 126.8 billion shares in the comparable period in 2003.

Instinet’s overall market share increased to 2.7% or 6.3 billion shares of total U.S. equity trading volume compared to 2.5% or 6.0 billion shares in the comparable period in 2003. Instinet’s international market consideration increased approximately 34.5% from the three months ended June 30, 2003.

INET’s overall market share decreased to 13.2% or 31.3 billion of total U.S. market share volume, which comprised 25.0% or 26.8 billion of NASDAQ-listed share volume, and 3.4% or 4.4 billion of U.S. exchange-listed share volume, for the three months ended June 30, 2004. In the comparable 2003 period, INET’s overall market share was 13.6% or 29.3 billion of total U.S. market share volume, which comprised 26.0% or 29.3 billion of NASDAQ share volume, and 2.6% or 3.3 billion of U.S. exchange-listed share volume.

Critical Accounting Policies

Our accounting policies related to our strategic alliances and long term investments (investments), allowance for doubtful accounts, and goodwill and intangible assets are the most critical accounting policies that require us to make estimates and use judgments that could affect our results.

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

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the three and six months ended June 30, 2003, we wrote down our investments in NASDAQ Stock Market, Inc., Archipelago Holding LLC, TP Group LDC, Tradeware S.A. and, JapanCross Securities Co. Ltd. by an aggregate $4.9 million and $22.3 million, respectively, based upon management’s best judgment of each investment’s respective fair market value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of June 30, 2004 and December 31, 2003 was $20.3 million and $21.7 million, respectively.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments for the three and six months ended June 30, 2004 and 2003.

Key Statistical Information

The following table presents operating data and market share that reflects our reorganization of the company into two separate business lines.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
U.S. Market
Trade Days	62	63	124	124

Average daily NASDAQ-listed equity share volume (millions)	1,735	1,788	1,882	1,626
Average daily U.S. exchange-listed equity share volume (millions)	2,072	2,012	2,168	1,956

Average daily U.S. equity share volume (millions)	3,807	3,800	4,050	3,582

Total U.S. equity share volume (millions)	236,023	239,387	502,152	444,195

Instinet, the Unconflicted Institutional Broker
A. U.S. Equities [1]

Our total average daily volume (million shares)	102	96	107	94
Our share of total market	2.7%	2.5%	2.6%	2.6%

Our average daily volume (million shares) - Institutional and Crossing	78	79	84	78
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.50	1.57	1.50	1.55

Our average daily volume (million shares) - Institutional Correspondents	24	17	23	16
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.08	0.09	0.10	0.07

B. Non-US Equities [3]
Our average daily consideration (millions)	$896	$666	$914	$729
Average basis points charged to client per consideration traded	5.1	5.7	5.2	5.2

INET, the Electronic Marketplace
A. Our Matched Average Daily Volume [4]
Our NASDAQ-listed equity share volume (million shares)	433	465	470	434
Our share of total market	25.0%	26.0%	25.0%	26.7%

Our U.S. exchange-listed equity share volume (million shares)	71	52	67	54
Our share of total market	3.4%	2.6%	3.1%	2.7%
Our total U.S. equity share volume (million shares)	504	517	537	488
Our share of total market	13.2%	13.6%	13.3%	13.6%

B. Our Routed Average Daily Volume (million shares) [5]	115	28	103	25
Headcount [6]	1,090	1,311	1,090	1,311

[1]	For a description of how we calculate Instinct's share volumes, see - "Calculation of Volume - Instinct, the Unconflicted Institutional Broker."
[2]	The amount charged per share is the average cents per share charged net of soft dollar and commission recapture expenses.
[3]	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.
[4]	For a description of how we calculate INET's share volumes, see – "Calculation of Volume – INET, the Electronic Marketplace."
[5]	Routed volume reflects transactions where the trade was not matched on INET.
[6]	Instinct Group headcount is as of the end of the reporting period.

Calculation of Volume

Instinet, the Unconflicted Institutional Broker

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

Overview

Our net income was $8.4 million for the three months ended June 30, 2004 compared to a net loss of $5.2 million in the comparable period in 2003. Our total revenues, net were $280.0 million for the three months ended June 30, 2004 compared to $280.5 million in the three months ended June 30, 2003. Total expenses decreased $20.1 million to $264.8 million for the three months ended June 30, 2004 from $284.9 million in the comparable period in 2003 primarily due to lower direct expenses, a $7.3 million contractual settlement partially offset by an increase in cost of revenues. Cost of revenues increased 11.4% to $157.8 million for the three months ended June 30, 2004 from $141.7 million in the comparable period in 2003 and cost of revenues as a percentage of total revenues increased to 56.4% from 50.5% primarily due to increased routed average daily volume and higher rebate rates. Direct expenses were down 21.8% to $114.2 million from $146.1 million due to lower overall expenses as a result of our reduced headcount, cost reduction initiatives, impairment and restructuring charge in the fourth quarter of 2003.

Revenues

Transaction fees

Transaction fee revenue increased 0.3% to $276.6 million for the three months ended June 30, 2004 from $275.9 million for the three months ended June 30, 2003. The increase was primarily due to higher average daily consideration in our international markets and higher routed volumes partially offset by lower average daily NASDAQ-listed volume and average amount charged to clients.

Interest income, net

Interest income, net decreased 24.4% to $3.4 million for the three months ended June 30, 2004 from $4.5 million in the comparable period in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrowings partially offset by higher cash balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense increased 7.1% to $53.1 million for the three months ended June 30, 2004 from $49.6 million in the comparable period in 2003. This expense is offset by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to increases in volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 6.5% to $62.4 million for the three months ended June 30, 2004 from $58.6 million in the comparable period in 2003. The increase was primarily due to higher rebate rates.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 26.6% to $42.3 million for the three months ended June 30, 2004 from $33.4 million in the comparable period in 2003. The increase was primarily due to the impact of higher routed volume as a result of our price reduction for routing orders partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

Gross Margin

Gross margin decreased 11.9% to $122.2 million for the three months ended June 30, 2004 from $138.8 million in the comparable period in 2003. The decrease was primarily due to higher charges for routing shares and higher rebate rates partially offset by higher international consideration traded.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 8.1% to $55.8 million for the three months ended June 30, 2004 from $60.7 million in the comparable period in 2003. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives and lower severance charge of $3.7 million for the three months ended June 30, 2004 and $7.9 million for the three months ended June 30, 2003. Partially offsetting this decrease was an increase in incentive compensation due to increased profitability for the three months ended June 30, 2004. Our total headcount decreased to 1,090 as of June 30, 2004 from 1,311 employees as of June 30, 2003.

Communications and equipment

Communications and equipment expense decreased 46.2% to $17.0 million for the three months ended June 30, 2004 from $31.6 million in the comparable period in 2003. This decrease was primarily due to the migration of clients to a third-party network, which was substantially completed during the third quarter of 2003.

Depreciation and amortization

Depreciation and amortization expense decreased 32.3% to $15.9 million for the three months ended June 30, 2004 from $23.5 million in the comparable period in 2003. This decrease was primarily due to lower amortization of intangible assets resulting from our impairment charge in the fourth quarter of 2003 and lower amortization of leasehold improvements due to our restructuring charge in the fourth quarter of 2003.

Occupancy

Occupancy expense decreased 29.5% to $9.3 million for the three months ended June 30, 2004 from $13.2 million in the comparable period in 2003. This decrease was primarily due to space consolidation as part of our restructuring.

Professional fees

Professional fees increased 13.9% to $8.2 million for the three months ended June 30, 2004 from $7.2 million in the comparable period in 2003. This increase was primarily due to higher consultant and legal fees.

Marketing and business development

Marketing and business development expenses increased 52.3% to $5.3 million for the three months ended June 20, 2004 from $3.5 million in the comparable period in 2003. This increase was primarily due to higher advertising costs.

Other expenses

Other expenses decreased 55.6% to $2.8 million for the three months ended June 30, 2004 from $6.3 million in the comparable period in 2003. The decrease was due to lower bad debt expense as well as lower discretionary and office related expenses.

Contractual settlement

We received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in final settlement of an execution contract.

Investments

Unrealized mark to market losses on securities owned were offset by gains on shares we own in various stock exchanges for the three months ended June 30, 2004. This compares with a gain of $2.8 million in the comparable period in 2003 when gains on the stock exchanges and other investments were partially offset by write-downs of $5.0 million on our investments in TP Group LDC and e-Xchange Advantage Corporation for the three months ended June 30, 2003.

Income tax provision (benefit)

For the three months ended June 30, 2004 our income tax provision was $6.8 million and $1.0 million in the comparable period in 2003. The effective tax rate was 44.0% for the three months ended June 30, 2004 and benefit of 16.0% in the comparable period in 2003. The effective tax rate in 2003 was reflective of investment impairments and accrued severance for which full tax benefits will not be realized.

OPERATING RESULTS BY SEGMENT

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$169,636	$111,059	$(4,095)	$276,600	$168,291	$111,736	$(4,118)	$275,909
Interest income, net	3,001	443	—	3,444	4,419	126	—	4,545

Total revenue, net	172,637	111,502	(4,095)	280,044	172,710	111,862	(4,118)	280,454

Cost of revenues
Soft dollar and commission recapture	53,103	—	—	53,103	49,604	—	—	49,604
Broker-dealer rebates	—	62,388	—	62,388	—	58,630	—	58,630
Brokerage, clearing and exchange fees	26,825	19,591	(4,095)	42,321	26,311	11,253	(4,118)	33,446

Total cost of revenues	79,928	81,979	(4,095)	157,812	75,915	69,883	(4,118)	141,680

Gross margin	92,709	29,523	—	122,232	96,795	41,979	—	138,774

Direct Expenses
Compensation and benefits	47,647	3,072	5,125	55,844	39,466	3,565	17,718	60,749
Communications and equipment	14,957	1,501	492	16,950	27,373	3,419	825	31,617
Depreciation and amortization	13,206	2,411	238	15,855	13,998	7,160	2,376	23,534
Occupancy	7,862	384	1,014	9,260	6,830	1,225	5,120	13,175
Professional fees	4,925	603	2,644	8,172	4,683	228	2,317	7,228
Marketing and business development	3,068	1,346	888	5,302	1,480	42	1,958	3,480
Other	2,799	(502)	533	2,830	2,456	3,630	215	6,301
Technology service company charges	(6,664)	6,664	—	—	(8,834)	8,834	—	—
Corporate overhead charges	8,058	2,876	(10,934)	—	21,340	9,189	(30,529)	—

Total direct expenses	95,858	18,355	—	114,213	108,792	37,292	—	146,084

Contractual settlement	—	—	(7,250)	(7,250)	—	—	—	—
Investments	—	—	—	—	—	—	(2,841)	(2,841)

Total expenses	175,786	100,334	(11,345)	264,775	184,707	107,175	(6,959)	284,923

Net income (loss) from continuing operations before income taxes	$(3,149)	$11,168	$7,250	$15,269	$(11,997)	$4,687	$2,841	$(4,469)

Instinet

Total revenues, net of interest, were $172.6 million for the three months ended June 30, 2004 comparable to $172.7 million in the three months ended June 30, 2003. Higher transaction volumes in U.S. equity securities as well as non-U.S. equities were offset by lower average amounts charged to our clients per share. Total average daily volume of U.S. equities was 102 million shares for the three months ended June 30, 2004, up 6.2% from 96 millions shares in the comparable period in 2003. International consideration increased 34.5% to $896.0 million in the three months ended June 30, 2004 from $666.0 million in the comparable period in 2003 and the average basis points charged to our clients decreased 10.5% to 5.1 basis points from 5.7 basis points in the comparable period in 2003.

Cost of revenues was up 5.3% to $79.9 million for the three months ended June 30, 2004 from $75.9 million in the comparable period in 2003 primarily due to increases in volume from our soft dollar and commission recapture clients. Cost of revenues as a percentage of total revenues was 46.3% for the three months ended June 30, 2004 and 43.9% in the comparable period in 2003.

Gross margin decreased 4.2% to $92.7 million for the three months ended June 30, 2004 from $96.8 million in the comparable period in 2003 primarily due to lower average amounts charged to our clients per share.

Direct expenses decreased 11.9% to $95.9 million for the three months ended June 30, 2004 from $108.8 million in the comparable period in 2003 primarily due to lower communication and equipment expense and lower corporate overhead charges offset by higher compensation and benefits. The decreases were primarily due to our migration of clients to a third-party network and cost reduction initiatives realized at the corporate level. Corporate overhead charges were lower by 62.2% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to savings from our cost reduction initiatives.

Net income from continuing operations before income taxes for the three months ended June 30, 2004 was a loss of $3.1 million and a loss of $12.0 million for the three months ended June 30, 2003.

INET

Total revenues, net of interest, were $111.5 million for the three months ended June 30, 2004 down from $111.9 million in the comparable period in 2003 primarily due to lower overall average daily matched volumes. Transaction fees decreased primarily due to a decrease of 2.5% in total average matched daily volume to 504 million shares from 517 million shares and by lower amount per share charged to our clients partially offset by higher routed volumes.

Cost of revenues was up 17.3% to $82.0 million for the three months ended June 30, 2004 from $69.9 million in the comparable period in 2003 primarily due to increased transaction volume routed to other market destinations as a result of our price reduction for routing orders and higher rebate rates. Cost of revenues as a percentage of total revenues was 73.5% for the three months ended June 30, 2004 and 62.5% in the comparable period in 2003.

Gross margin decreased 29.8% to $29.5 million for the three months ended June 30, 2004 from $42.0 million in the comparable period in 2003 primarily due to increased routed charges as a result of our routed average daily volume increasing to 115 million shares compared to 28 million shares in the comparable period in 2003 and higher rebate rates.

Direct expenses decreased 50.8% to $18.4 million for the three months ended June 30, 2004 from $37.3 million in the comparable period in 2003 primarily due to lower depreciation and amortization and lower corporate overhead charges. These decreases were a result of savings from an impairment charge on intangible assets in the fourth quarter of 2003 and cost reduction initiatives realized at the corporate level, respectively.

Net income from continuing operations before income taxes for the three months ended June 30, 2004 was $11.2 million and $4.7 million for the three months ended June 30, 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003

Overview

Our net income was $27.3 million for the six months ended June 30, 2004 compared to a net loss of $39.5 million in the comparable period in 2003. Our total revenues, net increased 9.9% to $593.3 million for the six months ended June 30, 2004 from $539.9 million in the comparable period in 2003 primarily due to higher transaction fees due to increased transaction volumes. Total expenses decreased $40.8 million to $544.4 million for the six months ended June 30, 2004 from $585.2 million in the comparable period in 2003 primarily due to lower direct expenses, gains on investments and contractual settlements partially offset by higher cost of revenues. Cost of revenues increased 20.1% to $330.5 million for the six months ended June 30, 2004 from $275.2 million in the comparable period in 2003 primarily due to increased transaction volumes. Cost of revenues as a percentage of total revenues increased to 55.7% from 51.0% primarily due to increased routed share transactions at INET. Direct expenses were down 22.0% to $230.9 million from $296.2 million due to lower overall expenses as a result of our reduced headcount, cost reduction initiatives, impairment and restructuring charge in the fourth quarter of 2003.

Revenues

Transaction fees

Transaction fee revenue increased 10.4% to $586.5 million for the six months ended June 30, 2004 from $531.1 million for the six months ended June 30, 2003. The increase was primarily due to a 13.0% increase in total U.S. equity share volume for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 partially offset by lower pricing.

Interest income, net

Interest income, net decreased 22.7% to $6.8 million for the six months ended June 30, 2004 from $8.8 million in the comparable period in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrowings partially offset by higher cash balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense increased 14.7% to $113.2 million for the six months ended June 30, 2004 from $98.7 million in the comparable period in 2003. This expense is offset by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to increases in volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 19.6% to $130.5 million for the six months ended June 30, 2004 from $109.1 million in the comparable period in 2003. The increase was primarily due to a 10.0% increase in matched average daily volume to 537 million shares for the six months ended June 30, 2004 from 488 million shares in the comparable period in 2003 and higher rebate rates.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 28.4% to $86.7 million for the six months ended June 30, 2004 from $67.5 million in the comparable period in 2003. The increase was primarily due to the impact of higher transaction volumes and higher routed volume as a result of our price reduction for routing orders partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

Gross Margin

Gross margin decreased 0.7% to $262.9 million for the six months ended June 30, 2004 from $264.7 million in the comparable period in 2003. The decrease was primarily due to higher charges for routing shares partially offset by increased equity share volume and international consideration traded.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 7.5% to $115.4 million for the six months ended June 30, 2004 from $124.7 million in the comparable period in 2003. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives and lower severance charge of $3.7 million for the six months ended June 30, 2004, and $17.1 million for the six months ended June 30, 2003. Partially offsetting this decrease was an increase in incentive compensation due to increased profitability and higher revenues for the six months ended June 30, 2004.

Communications and equipment

Communications and equipment expense decreased 38.0% to $38.6 million for the six months ended June 30, 2004 from $62.3 million in the comparable period in 2003. This decrease was primarily due to the migration of clients to a third-party network, which was substantially completed during the third quarter of 2003.

Depreciation and amortization

Depreciation and amortization expense decreased 35.1% to $30.9 million for the six months ended June 30, 2004 from $47.6 million in the comparable period in 2003. This decrease was primarily due to lower amortization of intangible assets resulting from our impairment charge in the fourth quarter of 2003 and lower amortization of leasehold improvements due to our restructuring charge in the fourth quarter of 2003.

Occupancy

Occupancy expense decreased 37.2% to $18.6 million for the six months ended June 30, 2004 from $29.6 million in the comparable period in 2003. This decrease was primarily due to space consolidation as part of our restructuring.

Professional fees

Professional fees decreased 2.9% to $13.2 million for the six months ended June 30, 2004 from $13.6 million in the comparable period in 2003. This decrease was primarily due to lower consultant and legal fees.

Marketing and business development

Marketing and business development expenses increased 37.7% to $8.6 million for the six months ended June 20, 2004 from $6.3 million in the comparable period in 2003. This increase was primarily due to higher advertising costs.

Other expenses

Other expenses decreased 52.9% to $5.7 million for the six months ended June 30, 2004 from $12.1 million in the comparable period in 2003. The decrease was due to lower bad debt expense as well as lower discretionary and office related expenses.

Contractual settlement

We received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in final settlement of an execution contract.

Investments

Gains on our investments were $4.7 million for the six months ended June 30, 2004 compared to a loss of $18.8 million in the comparable period in 2003. This change was primarily due to gains on shares we own in various stock exchanges for the six months ended June 30, 2004 partially offset by unrealized losses on securities owned compared with write-downs of $22.3 million on our investments in NASDAQ Stock Market, Inc., Archipelago Holding LLC, TP Group LDC, Tradeware S.A., JapanCross Securities Co. Ltd. and e-Xchange Advantage Corporation partially offset by gains in carrying value of other investments for the six months ended June 30, 2003.

Insurance recoveries

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the six months ended June 30, 2004 and $5.0 million for the six months ended June 30, 2003. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision

For the six months ended June 30, 2004, our income tax provision was $21.7 million and a benefit of $5.8 million for the comparable period in 2003. The effective tax rate was 44.0% for the six months ended June 30, 2004 and 12.8% in the comparable period in 2003. The effective tax rate in 2003 was reflective of investment impairments and accrued severance for which full tax benefits will not be realized.

OPERATING RESULTS BY SEGMENT

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$365,438	$230,858	$(9,780)	$586,516	$328,088	$210,343	$(7,298)	$531,133
Interest income, net	6,144	658	—	6,802	8,546	235	—	8,781

Total revenue, net	371,582	231,516	(9,780)	593,318	336,634	210,578	(7,298)	539,914

Cost of revenues
Soft dollar and commission recapture	113,203	—	—	113,203	98,662	—	—	98,662
Broker-dealer rebates	—	130,535	—	130,535	—	109,050	—	109,050
Brokerage, clearing and exchange fees	55,470	41,035	(9,780)	86,725	52,464	22,305	(7,298)	67,471

Total cost of revenues	168,673	171,570	(9,780)	330,463	151,126	131,355	(7,298)	275,183

Gross margin	202,909	59,946	—	262,855	185,508	79,223	—	264,731

Direct Expenses
Compensation and benefits	92,788	6,880	15,709	115,377	86,693	7,899	30,141	124,733
Communications and equipment	31,488	5,844	1,260	38,592	53,510	7,030	1,797	62,337
Depreciation and amortization	25,246	4,994	652	30,892	28,889	14,542	4,177	47,608
Occupancy	16,068	953	1,546	18,567	14,368	3,043	12,222	29,633
Professional fees	7,941	880	4,368	13,189	8,502	602	4,462	13,566
Marketing and business development	5,857	2,068	699	8,624	3,271	85	2,905	6,261
Other	5,204	(625)	1,127	5,706	6,288	4,998	764	12,050
Technology service company charges	(14,810)	14,810	—	—	(17,667)	17,667	—	—
Corporate overhead charges	18,532	6,829	(25,361)	—	40,414	16,054	(56,468)	—

Total direct expenses	188,314	42,633	—	230,947	224,268	71,920	—	296,188

Contractual settlement	—	—	(7,250)	(7,250)	—	—	—	—
Investments	—	—	(4,674)	(4,674)	—	—	18,837	18,837
Insurance recovery	—	—	(5,116)	(5,116)	—	—	(5,000)	(5,000)

Total expenses	356,987	214,203	(26,820)	544,370	375,394	203,275	6,539	585,208

Net income (loss) from continuing operations before income taxes	$14,595	$17,313	$17,040	$48,948	$(38,760)	$7,303	$(13,837)	$(45,294)

Instinet

Total revenues, net of interest, were up 10.4% to $371.5 million for the six months ended June 30, 2004 from $336.6 in the comparable period in 2003 primarily due to higher transaction volume in U.S. equity securities as well as non-U.S. equities associated with stronger global markets. Transactions fees increased primarily due to a 15.1% increase in Instinet’s total average daily volume to 107 million shares from 94 million shares partially offset by lower average amounts charged to our clients per share. International consideration increased 25.4% to $914.0 million from $729.0 million in the comparable period in 2003 and the average basis points charged to our clients remained flat at 5.2 basis points.

Cost of revenues was up 11.6% to $168.7 million for the six months ended June 30, 2004 from $151.1 million in the comparable period in 2003 primarily due to increases in volume from our soft dollar and commission recapture clients. Cost of revenues as a percentage of total revenues were 45.4% for the six months ended June 30, 2004 and 44.9% in the comparable period in 2003.

Gross margin increased 9.4% to $202.9 million for the six months ended June 30, 2004 from $185.5 million in the comparable period in 2003 primarily due to higher revenues.

Direct expenses decreased 16.0% to $188.3 million for the six months ended June 30, 2004 from $224.3 million in the comparable period in 2003 primarily due to lower communication and equipment expense and lower corporate overhead charges. These decreases were primarily due to our migration of clients to a third-party network and cost reduction initiatives realized at the corporate level. Corporate overhead charges were lower by 54.1% for the six months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to savings from our cost reduction initiatives.

Net income from continuing operations before income taxes for the six months ended June 30, 2004 was $14.6 million and a loss of $38.8 million for the six months ended June 30, 2003.

INET

Total revenues, net of interest, were up 9.9% to $231.5 million for the six months ended June 30, 2004 from $210.6 million in the comparable period in 2003 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 10.0% in total average matched daily volume to 537 million shares from 488 million shares partially offset by lower amount per share charged to our clients.

Cost of revenues was up 30.6 % to $171.6 million for the six months ended June 30, 2004 from $131.4 million in the comparable period in 2003 primarily due to increased transaction volume routed to other market destinations as a result of our price reduction for routing orders and higher rebate rates. Cost of revenues as a percentage of total revenues was 74.1% for the six months ended June 30, 2004 and 62.4% in the comparable period in 2003.

Gross margin decreased to 24.4% to $59.9 million for the six months ended June 30, 2004 from $79.2 million in the comparable period in 2003 primarily due to increased routed charges as a result of our routed average daily volume increasing to 103 million shares compared to 25 million shares in the comparable period in 2003 and higher rebate rates.

Direct expenses decreased 40.6% to $42.7 million for the six months ended June 30, 2004 from $71.9 million in the comparable period in 2003 primarily due to lower depreciation and amortization and lower corporate overhead charges. These decreases were a result of savings from an impairment charge on intangible assets in the fourth quarter of 2003 and cost reduction initiatives realized at the corporate level, respectively.

Net income from continuing operations before income taxes for the six months ended June 30, 2004 was $17.3 million and $7.3 million for the six months ended June 30, 2003.

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

Cash, cash equivalents and assets readily convertible into cash accounted for 75.2% and 70.6% of our total assets as of June 30, 2004 and December 31, 2003, respectively. Cash and cash equivalents increased to $605.0 million as of June 30, 2004 from $534.6 million as of December 31, 2003.

Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Operating Activities. Net cash used in operating activities was $32.3 million for the six months ended June 30, 2004 compared with $33.1 million for the six months ended June 30, 2003. As of June 30, 2004, we generated operating income of $27.3 million, which when adjusted for non-cash charges of $37.6 million would be $64.9 million. These positive cash flows were offset by negative customer settlement activities and cash used for our annual compensation payments

Investing Activities. Net cash provided by investing activities was $94.8 million for the six months ended June 30, 2004 compared with $72.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 we generated $100.0 million from maturities and sales of securities, net of purchases partially offset by $5.2 million in purchases of fixed assets and leasehold improvements.

Financing Activities. Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2004 compared with cash use of $17.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 we received $2.7 million in proceeds from our short-term borrowings, net of repayments and $5.6 million from the issuance of common stock.

Cash and cash equivalents as of June 30, 2004 decreased from $635.4 million as of March 31, 2004 primarily due to increased customer financing requirements as of June 30, 2004.

Contractual Obligations

We have contractual obligations to make future payments primarily for operating leases for office space and capital leases for equipment under non-cancelable operating leases with Reuters and third parties. Our aggregate minimum lease commitments after 5 years primarily relate to our office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. The following table sets forth our contractual obligations, net of non-cancelable sublease proceeds, as of June 30, 2004 (in millions):

	Contractual Payments Due by Period
	Total	Remainder of 2004	2005 - 2006	2007 - 2008	2009 - Thereafter
Operating leases	$241.0	$15.6	$53.8	$45.9	$125.8
Capital lease obligation	3.0	0.7	1.4	0.9	—

Total contractual obligations	$244.0	$16.3	$55.2	$46.8	$125.8

Other Obligations

As of June 30, 2004 and December 31, 2003, we had letter of credit agreements and guarantees totaling $241.3 million and $250.1 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. We pay an annual fee of up to one percent of the value of the agreement.

As of June 30, 2004 and December 31, 2003, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of June 30, 2004 and December 31, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of June 30, 2004 and December 31, 2003, we had access to $95.2 million and $95.6 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of June 30, 2004 and December 31, 2003, there were $24.1 million and $21.4 million, respectively, outstanding under these credit lines.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	June 30, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$106.4	$4.5	$101.8	$109.1	$5.4	$103.8
Instinet, LLC (formerly Instinet Corporation)	179.5	0.3	179.3	133.6	0.3	133.4
Inet ATS, Inc. (formerly The Island ECN, Inc.)	56.1	1.0	55.1	28.1	1.0	27.1
Lynch, Jones & Ryan, Inc.	11.8	0.3	11.5	8.6	0.3	8.4
Island Execution Services, LLC	2.4	1.0	1.4	2.4	1.0	1.4
Harborview, LLC	1.6	0.3	1.3	0.8	0.3	0.5

Total	$357.7	$7.3	$350.5	$282.6	$8.1	$274.5

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2004 and December 31, 2003, these subsidiaries had met their local capital adequacy requirements.

We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $198.3 million and $307.8 million as collateral for securities borrowed as of June 30, 2004 and December 31, 2003, respectively. We also received $199.4 million and $220.5 million as collateral for securities loaned as of June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, included in commissions and other receivables is approximately $31.0 million and $23.6 million, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of June 30, 2004, the balance in these funds decreased to $65.1 million from $177.4 million as of December 31, 2003 primarily due to our decision to terminate our correspondent clearing services to securities brokers. Over the next several months we will gradually phase out these services.

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	June 30, 2004	December 31, 2003
Municipal bonds	$102.6	$150.9
Corporate bonds	12.6	28.2
Foreign sovereign obligations	33.1	50.0

Total	$148.3	$229.1

These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of June 30, 2004 and December 31, 2003, the fair value of the portfolio would have declined by $0.7 million and $1.0 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $605.0 million and $534.6 million as of June 30, 2004 and December 31, 2003, respectively. We also had short-term borrowings of $24.1 million and $21.4 million as of June 30, 2004 and December 31, 2003, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	June 30, 2004	December 31, 2003
British pounds	$22.3	$29.7
Euros	6.5	34.7
Japanese yen	9.3	9.3
Canadian dollar	8.3	8.7

Total	$46.4	$82.4

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $4.2 million and $7.5 million as of June 30, 2004 and December 31, 2003, respectively.

A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 16.3% 13.5%, 14.1% and 15.8% of our revenues for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $4.6 million, $3.8 million, $8.4 million and $8.5 million for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of June 30, 2004 we owned marketable securities of the London stock exchange and as of December 31, 2003 we owned marketable securities of the London and Euronext stock exchanges as a result of their demutualization. Because of our ownership is these exchanges we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $1.3 million and $3.2 million as of June 30, 2004 and December 31, 2003, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

As of the end of the quarter ended June 30, 2004, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to Datamize Inc. v. Fidelity Brokerage Services, LLC et al., on May 20, 2004, the court granted Instinet’s motion to dismiss the action against it for improper venue. On that same date, Instinet filed a complaint against Datamize in the United States District Court, Northern District of California, seeking a declaration of invalidity and non-infringement of the patents in question. In July 2004, the parties agreed to dismiss that action without prejudice, and Datamize agreed that it will not file any subsequent action against Instinet concerning the patents in question in any court other than the United States District Court, Northern District of California. The notice of dismissal of the California action was filed on July 19, 2004.

NexTrade Holdings, Inc. v. ProTrader Group, LP, ProTrader Securities Corp., ProTrader Technologies LP, ProTrader Trading LLC, ProTrader Services, LP and ProTrader.com LP

In June 2004, the court ordered that Instinet Group Incorporated as well as certain former officers of the ProTrader entities be named as additional defendants in the action.

Item 2. Changes in Securities and Use of Proceeds

There have been no share repurchases for quarterly period ended June 30, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2004.

The following individuals were nominated and elected to serve as directors:

Sir Peter J.D. Job, John Kasich, Kay Koplovitz, Stephen Pagliuca and Devin Wenig

The stockholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee were as follows:

NAME	VOTES FOR	VOTES WITHHELD
Sir Peter J.D. Job	285,445,992	22,785,704
John Kasich	300,538,445	7,693,251
Kay Koplovitz	301,891,110	6,340,586
Stephen Pagliuca	287,539,887	20,691,809
Devin Wenig	287,378,141	20,853,555

2.	The reappointment of the Company’s independent auditors, PricewaterhouseCoopers LLP was approved by a count of 306,737,500 votes for, 1,330,916 votes against and 163,280 votes abstaining.

Item 5. Other Information

On May 19, 2004, the Company announced that Margaret M. Eisen, previously elected to the Company’s Board of Directors effective May 19, 2004, had decided not to join the Instinet Group Board as a result of conflicts which might jeopardize her “independence” status on other boards in which she participates. Separately, Mark Nienstedt resigned from the Company’s Board of Directors, effective May 19, 2004. Mr. Nienstedt will remain an employee of the Company, acting as an advisor to both senior management and the Board. Mr. Nienstedt had earlier served as acting President and Chief Executive Officer, following his role as Chief Financial Officer for the Company.

The Company, through its subsidiary Instinet Clearing Services, Inc., provides a package of clearing services (known as correspondent clearing) to several securities brokers in the United States. In July 2004, the Company decided to terminate its provision of correspondent clearing services to these securities brokers and over the next several months will gradually phase out these services.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Instinet 2004 Performance Share Plan

10.2*	Instinet 2000 Stock Option Plan, as Amended and Restated, March 30, 2004

10.3*	Asset Purchase Agreement between Instinet Group Incorporated, Instinet Clearing Services, Inc., Protrader Group Limited Partnership, Protrader Group Management, LLC, Protrader Securities, LP, Instinet Brokerage Solutions, L.P., Zone Technology Partners, LLC, Zone Trading Partners, LLC, Overunder, LLC, and Andrew S. Kershner, effective as of June 1, 2004.

10.4*	Co-Location Agreement between Instinet Group Incorporated and Zone Technology Partners, LLC, effective as of June 1, 2004.

10.5*	License-Back Agreement between Instinet Group Incorporated and Zone Technology Partners, LLC, effective as of June 1, 2004.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2004.

*	Filed herewith

(b)	The following reports on Form 8-K were filed or furnished for the last quarter covered by this report, and subsequently through August 6, 2004:

Date of Report	Item Number	Financial Statements Required to be Filed
April 8, 2004	Item 5	No
April 28, 2004	Item 12	No
May 19, 2004	Item 5	No
July 27, 2004	Item 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

INSTINET GROUP INCORPORATED

By:	/s/ JOHN F. FAY
Name:	John F. Fay
Title:	Executive Vice President and
Chief Financial Officer

By:	/s/ TIMOTHY A. SMITH
Name:	Timothy A. Smith
Title:	Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Instinet 2004 Performance Share Plan

10.2*	Instinet 2000 Stock Option Plan, as Amended and Restated, March 30, 2004

10.3*	Asset Purchase Agreement between Instinet Group Incorporated, Instinet Clearing Services, Inc., Protrader Group Limited Partnership, Protrader Group Management, LLC, Protrader Securities, LP, Instinet Brokerage Solutions, L.P., Zone Technology Partners, LLC, Zone Trading Partners, LLC, Overunder, LLC, and Andrew S. Kershner, effective as of June 1, 2004.

10.4*	Co-Location Agreement between Instinet Group Incorporated and Zone Technology Partners, LLC, effective as of June 1, 2004.

10.5*	License-Back Agreement between Instinet Group Incorporated and Zone Technology Partners, LLC, effective as of June 1, 2004.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2004.

*	Filed herewith