Form 10-Q
period 2004-09-30
INSTINET GROUP INC
filed 2004-11-09
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

As of November 8, 2004, there were 334,227,851 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2004

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

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Transaction fees	$257,713	$268,210	$844,229	$799,343
Interest income	3,934	4,931	12,604	17,929
Interest expense	(756)	(1,237)	(2,624)	(5,454)

Interest income, net	3,178	3,694	9,980	12,475

Total revenues, net	260,891	271,904	854,209	811,818

Cost of Revenues
Soft dollar and commission recapture	50,044	54,894	163,247	153,556
Broker-dealer rebates	59,859	53,552	190,394	162,602
Brokerage, clearing and exchange fees	41,257	35,553	127,982	103,024

Total cost of revenues	151,160	143,999	481,623	419,182

Gross margin	109,731	127,905	372,586	392,636

Direct Expenses
Compensation and benefits	46,460	51,450	161,837	176,183
Communications and equipment	18,894	24,917	57,486	87,254
Depreciation and amortization	12,912	22,408	43,804	70,016
Occupancy	9,170	12,567	27,737	42,200
Professional fees	7,406	5,739	20,595	19,305
Marketing and business development	3,522	2,958	12,146	9,219
Other	5,085	4,491	10,791	16,541

Total direct expenses	103,449	124,530	334,396	420,718

Contractual settlement	—	—	(7,250)	—
Investments	(4,031)	667	(8,705)	19,504
Insurance recovery	—	(2,989)	(5,116)	(7,989)

Total expenses	250,578	266,207	794,948	851,415

Income (loss) from operations before income taxes	10,313	5,697	59,261	(39,597)
Income tax provision (benefit)	2,656	1,652	24,348	(4,123)

Net income (loss)	$7,657	$4,045	$34,913	$(35,474)

EARNINGS (LOSS) PER SHARE
Basic EPS	$0.02	$0.01	$0.11	$(0.11)

Diluted EPS	$0.02	$0.01	$0.10	$(0.11)

Weighted average shares outstanding - basic	333,575	330,893	332,375	330,833
Weighted average shares outstanding - diluted	335,474	332,289	334,359	330,833

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$691,139	$534,562
Cash and securities segregated under federal regulations	31,700	177,400
Securities owned, at market value	133,705	261,552
Securities borrowed	158,503	314,443
Receivable from broker-dealers	197,272	162,432
Receivable from customers	52,697	107,221
Commissions and other receivable, net	87,852	124,137
Investments	26,096	29,499
Fixed assets and leasehold improvements, net	91,860	119,051
Deferred tax asset, net	62,733	73,658
Intangible assets, net	69,431	82,281
Other assets	78,073	80,403

Total assets	$1,681,061	$2,066,639

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$6,947	$21,372
Securities loaned	170,663	220,465
Payable to broker-dealers	114,621	141,821
Payable to customers	69,216	306,763
Taxes payable	54,697	60,538
Accounts payable, accrued expenses and other liabilities	250,994	344,897

Total liabilities	667,138	1,095,856

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 334,218 and 331,032 issued as of September 30, 2004 and December 31, 2003, respectively, and 334,218 and 330,991 outstanding as of September 30, 2004 and December 31, 2003, respectively)	3,342	3,310
Additional paid-in capital	1,669,210	1,661,476
Accumulated deficit	(700,009)	(734,922)
Treasury stock, at cost (41 shares as of December 31, 2003)	—	(78)
Accumulated other comprehensive income	39,276	41,339
Restricted stock units	12,400	—
Unearned compensation	(10,296)	(342)

Total stockholders’ equity	1,013,923	970,783

Total liabilities and stockholders’ equity	$1,681,061	$2,066,639

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$34,913	$(35,474)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on investments	(4,273)	19,258
Insurance recovery of fixed assets	—	(7,989)
Depreciation, amortization and other non-cash items	45,262	72,099
Deferred tax assets, net	10,925	(192)
Stock based compensation	3,916	2,416
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	145,700	53,875
Securities borrowed, net of securities loaned	106,138	105,627
Net receivable/payable from/to broker-dealers	(62,040)	(94,116)
Net receivable/payable from/to customers	(183,023)	24,510
Receivables and other assets	38,615	(12,723)
Payables and other liabilities	(99,744)	(85,331)

Net cash provided by operating activities	36,389	41,960

Cash flows from investing activities
Maturities and sales of securities, net of purchases	127,847	26,983
Proceeds from insurance recovery of fixed assets	—	7,989
Purchase of fixed assets and leasehold improvements	(5,221)	(13,258)
Proceeds from sale of investments	7,676	3,080

Net cash provided by investing activities	130,302	24,794

Cash flows from financing activities
Short-term borrowings, net	(14,425)	(23,007)
Purchase of treasury stock	—	(1,146)
Issuance of common stock	6,374	85

Net cash used in financing activities	(8,051)	(24,068)

Effect of exchange rate differences	(2,063)	1,824

Increase in cash and cash equivalents	156,577	44,510
Cash and cash equivalents, beginning of period	534,562	275,837

Cash and cash equivalents, end of period	$691,139	$320,347

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Instinet Group Incorporated (the “Company” or “Instinet Group”) is a Delaware holding company that through its operating subsidiaries provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 62% owned by a subsidiary of Reuters Group PLC (“Reuters” or “Parent”).

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

average number of common shares outstanding. Common shares outstanding include common stock and treasury stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of outstanding stock options, stock awards and performance stock awards for which future service is required as a condition to the delivery of the underlying common stock (potential common shares). The dilutive effect is included in the calculation of weighted average shares for periods that we have net income. For the nine months ended September 30, 2003, potential common shares were not included in the computation because they were antidilutive. The computations of basic and diluted EPS are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted EPS available to common shareholders	$7,657	$4,045	$34,913	$(35,474)
Denominator for basic EPS - weighted average number of common shares	333,575	330,893	332,375	330,833
Dilutive effect of employee stock based compensation	1,899	1,396	1,984	—

Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	335,474	332,289	334,359	330,833

Basic EPS	$0.02	$0.01	$0.11	$(0.11)

Diluted EPS	$0.02	$0.01	$0.10	$(0.11)

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Realized and unrealized gains and losses from investments are included in investments on the Consolidated Statements of Operations.

STOCK-BASED COMPENSATION

The Company accounts for employee and director compensation expense resulting from stock options under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123. Therefore, no compensation expense was, or will be, recognized for those unmodified stock options issued that had no intrinsic value on the date of grant. Restricted stock unit grants are accounted for under the fair-value method of SFAS No. 123. Compensation expense for restricted stock units issued will be recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted, the Company’s pro forma net income (loss) and EPS would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$7,657	$4,045	$34,913	$(35,474)
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	682	970	1,583	1,546
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(4,317)	(6,113)	(14,071)	(21,753)

Pro forma net income (loss)	$4,022	$(1,098)	$22,425	$(55,681)

Weighted Average Shares Outstanding
Basic	333,575	330,893	332,375	330,833

Diluted	335,474	332,289	334,359	330,833

Net income (loss) per share - as reported
Basic	$0.02	$0.01	$0.11	$(0.11)

Diluted	$0.02	$0.01	$0.10	$(0.11)

Net income (loss) per share - proforma
Basic	$0.01	$(0.00)	$0.07	$(0.17)

Diluted	$0.01	$(0.00)	$0.07	$(0.17)

The Company granted approximately 5,173 and 10,000 stock options during the nine months ended September 30, 2004 and 2003, respectively. These options generally vest 50% after 1 year and on a pro rata basis over the next 36 months.

The Company granted approximately 2,300 shares of restricted stock units during the nine months ended September 30, 2004. These shares cliff-vest on December 31, 2006 and actual shares delivered will vary based on return on equity, accordingly, this plan is accounted for as a variable plan and expenses are included in compensation and benefits.

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

COMMISSIONS AND OTHER RECEIVABLES, NET

Commissions and other receivables are reported net of a provision for doubtful accounts of $20,714 and $21,670 as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 and December 31, 2003, included in commissions and other receivables are approximately $15,312 and $23,566, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which approximately $9,208 is subject to arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

DERIVATIVES

The Company may enter into forward foreign currency contracts to facilitate customers’ settling transactions in various currencies, primarily the U.S. dollar, British pound or Euro. These forward foreign currency contracts are entered into with third parties and with terms generally identical to the Company’s customers' transactions, thereby mitigating exposure to currency risk. Forward foreign currency contracts generally do not extend beyond 14 days and realized and unrealized gains and losses resulting from these transactions are recognized in the Consolidated Statements of Operations in the period they are incurred. These activities have not resulted in a material impact to the Company’s operations to date.

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

	September 30, 2004	December 31, 2003
Municipal bonds	$74,257	$150,866
Corporate bonds	12,868	28,228
Foreign sovereign obligations	35,780	50,018
Shares of stock exchanges	10,800	32,440

Total	$133,705	$261,552

NOTE 4.	INVESTMENTS

The Company makes strategic alliances and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses. The carrying value of the Company’s investments consists of the following:

	September 30, 2004	December 31, 2003
Archipelago Holdings, Inc.	$16,597	$20,000
The NASDAQ Stock Market, Inc.	7,499	7,499
Starmine Corporation	2,000	2,000

Total	$26,096	$29,499

In August 2004, Archipelago Holdings LLC completed its initial public offering and the Company’s shares in Archipelago Holdings LLC were converted to shares in Archipelago Holdings, Inc. In that offering, the Company sold approximately 617 shares for net proceeds of approximately $7,676 and recorded a loss on the sale of approximately $440. As of September 30, 2004, the Company still owns approximately 1,137 shares of Archipelago Holdings, Inc., representing approximately a 2.4% interest, which is carried at market value. The Company also recorded a gain of $4,713 during the three months ended September 30, 2004 based on the publicly quoted price of Archipelago Holdings, Inc. as of September 30, 2004.

NOTE 5.	INTANGIBLE ASSETS

Information regarding the Company’s identifiable intangible assets consists of the following:

	Estimated Life (Years)	September 30, 2004			December 31, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(42,785)	$60,131	$102,916	$(32,260)	$70,656
Customer relationships	4.0	15,500	(6,200)	9,300	15,500	(3,875)	11,625

	Total	$118,416	$(48,985)	$69,431	$118,416	$(36,135)	$82,281

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

Amortization expense was $4,283 and $6,292 for the three months ended September 30, 2004 and 2003, respectively, $12,850 and $18,877 for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for each of the next 5 years is as follows:

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

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of September 30, 2004, the Company carried a liability of $13,537 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	September 30, 2004
Workforce reductions	$1,008	$(272)	$736
Office closures/consolidations	19,481	(6,680)	12,801

Total	$20,489	$(6,952)	$13,537

The Company expects to pay approximately $1,000 to $2,000 of the total remaining liability by December 31, 2004.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the Company’s ongoing efforts to streamline its operations. As of September 30, 2004, the Company carried a liability of $20,715 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	September 30, 2004
Workforce reductions	$7,378	$(4,445)	$2,933
Office closures/consolidations	41,024	(23,242)	17,782

Total	$48,402	$(27,687)	$20,715

The Company expects to pay approximately $4,000 to $6,000 of the total remaining liability by December 31, 2004.

NOTE 7.	COLLATERAL ARRANGEMENTS

As of September 30, 2004 and December 31, 2003, the fair value of collateral held by the Company that can be sold or repledged totaled $143,329 and $456,366, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $140,653 and $448,662 had been sold or repledged generally to cover short sales, effect deliveries of securities or segregated securities as of September 30, 2004 and December 31, 2003, respectively.

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

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	September 30, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$109,442	$2,136	$107,306	$109,124	$5,372	$103,752
Instinet, LLC (formerly Instinet Corporation)	175,958	250	175,708	133,627	250	133,377
Inet ATS, Inc. (formerly The Island ECN, Inc.)	57,192	1,000	56,192	28,112	1,000	27,112
Lynch, Jones & Ryan, Inc.	12,454	250	12,204	8,602	250	8,352
Island Execution Services, LLC	2,425	1,000	1,425	2,360	1,000	1,360
Harborview, LLC	1,791	250	1,541	785	250	535

Total	$359,262	$4,886	$354,376	$282,610	$8,122	$274,488

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2004 and December 31, 2003, these subsidiaries had met their local capital adequacy requirements.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various legal and regulatory proceedings arising in the ordinary course of business. The Company is also subject to periodic regulatory audits, inspections and investigations. While any litigation contains an element of uncertainty, management believes, after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the Company.

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. Our aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of September 30, 2004, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Remainder of the year ending December 31, 2004	$10,548	$2,771	$7,778
Year ending December 31, 2005	41,040	12,737	28,303
Year ending December 31, 2006	38,933	13,389	25,544
Year ending December 31, 2007	36,663	13,270	23,393
Year ending December 31, 2008	35,633	13,158	22,475
Year ending December 31, 2009 - Thereafter	274,796	149,034	125,762

Total	$437,613	$204,359	$233,255

The Company also has capital lease obligations of approximately $400 for the remainder of 2004 and $700, $700, $450 and $450 for the years ending 2005, 2006, 2007 and 2008.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

NOTE 10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$7,657	$4,045	$34,913	$(35,474)
Changes in other comprehensive income (loss)
Foreign currency translation adjustment	(1,685)	(6,331)	(2,063)	1,824

Total comprehensive income (loss)	$5,972	$(2,286)	$32,850	$(33,650)

NOTE 11.	SEGMENT INFORMATION

In reporting to management and upon completion of our business restructuring during the three months ended March 31, 2004, the Company’s operating results were categorized into two business segments, Instinet and INET. Prior year information has been restated to reflect our reportable segments as follows:

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$158,622	$104,057	$(4,966)	$257,713	$173,232	$99,278	$(4,300)	$268,210
Interest income, net	2,776	402	—	3,178	3,586	108	—	3,694

Total revenue, net	161,398	104,459	(4,966)	260,891	176,818	99,386	(4,300)	271,904
Total expenses	160,222	99,353	(8,997)	250,578	175,220	97,609	(6,622)	266,207

Pre-tax earnings (loss)	$1,176	$5,106	$4,031	$10,313	$1,598	$1,777	$2,322	$5,697

Quarter-end total assets	$1,193,206	$203,532	$284,323	$1,681,061	$1,908,430	$89,180	$251,082	$2,248,692

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$524,060	$334,915	$(14,746)	$844,229	$501,320	$309,621	$(11,598)	$799,343
Interest income, net	8,920	1,060	—	9,980	12,132	343	—	12,475

Total revenue, net	532,980	335,975	(14,746)	854,209	513,452	309,964	(11,598)	811,818
Total expenses	517,209	313,556	(35,817)	794,948	550,614	300,884	(83)	851,415

Pre-tax earnings (loss)	$15,771	$22,419	$21,071	$59,261	$(37,162)	$9,080	$(11,515)	$(39,597)

NOTE 12.	CONTRACTUAL SETTLEMENT

During the nine months ended September 30, 2004, the Company received $7,250 associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of execution obligations.

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

Our total revenues, net of interest, decreased to $260.9 million for the third quarter of 2004 compared to $271.9 million in the third quarter of 2003. However, cost of revenues increased to $151.2 million in the third quarter of 2004 from $144.0 million in the comparable period in 2003, which resulted in our gross margin decreasing to $109.7 million in the third quarter of 2004 from $127.9 million in the comparable period in 2003. We believe changes in revenues and gross margin were both primarily due to lower volumes associated with weaker markets. Changes in cost of revenues and gross margin were also a result of higher exchange fees and higher rebate rates.

Business Environment

U.S. equity market volumes decreased during the third quarter of 2004 with NASDAQ-listed equity share volume down 8.3% from the second quarter of 2004 and decreased 10.9% from the third quarter of 2003. Outside the U.S., international market consideration traded decreased 17.7% during the third quarter of 2004 compared to the second quarter of 2004 and increased 9.2% from the third quarter of 2003.

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

As we implemented our new segment reporting, we also reformatted our income statements and enhanced our operating data. We have presented similar historical data in order to provide meaningful comparisons.

We are working on a cost reduction plan, the details of which we currently expect to disclose prior to the end of the first quarter of 2005.

Market Share and Market Volumes

During the three months ended September 30, 2004, trading volumes in the U.S. equity markets decreased 6.1% to 217.3 billion shares from 231.3 billion shares in the comparable period in 2003. Total NASDAQ-listed share volume decreased 10.9% to 98.7 billion shares for the three months ended September 30, 2004 from 110.7 billion shares in the comparable period in 2003. U.S. exchange-listed share volume decreased 1.6% to 118.6 billion shares for the three months ended September 30, 2004 from 120.6 billion shares in the comparable period in 2003.

Instinet’s overall market share increased to 2.8% or 6.1 billion shares of total U.S. equity trading volume for the three months ended September 30, 2004 compared to 2.7% or 6.3 billion shares in the comparable period in 2003. Instinet’s international market consideration for the three months ended September 30, 2004 increased approximately 4.5% from the three months ended September 30, 2003.

INET’s overall market share increased to 13.9% or 30.2 billion shares of total U.S. market share volume, which comprised 26.0% or 25.6 billion shares of NASDAQ-listed share volume, and 3.9% or 4.6 billion shares of U.S. exchange-listed share volume, for the three months ended September 30, 2004. In the comparable 2003 period, INET’s overall market share was 12.7% or 29.4 billion shares of total U.S. market share volume, which comprised 23.8% or 26.4 billion shares of NASDAQ-listed share volume, and 2.5% or 3.0 billion shares of U.S. exchange-listed share volume.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include adjustments of investment securities, impairment of goodwill and intangible assets, allowance for doubtful accounts, accounting for restructuring and income taxes.

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

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the nine months ended September 30, 2004, the carrying value of our investments in Archipelago Holding, Inc. increased by $4.7 million and a loss of $0.4 million was recorded in connection with Archipelago Holdings, Inc. initial public offering. During the nine months ended September 30, 2003, we wrote down our investments in NASDAQ Stock Market, Inc., Archipelago Holding LLC., TP Group LDC, eXchange Advantage Corporation, Tradeware S.A. and JapanCross Securities Co. Ltd. by an aggregate $22.3 million based upon management’s best judgment of each investment’s respective fair market value.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company's tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company's assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management's assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments to goodwill or other intangibles assets for the three and nine months ended September 30, 2004 and 2003.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of September 30, 2004 and December 31, 2003 was $20.7 million and $21.7 million, respectively.

Restructuring Reserve Estimate

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Accounting for Income Taxes

SFAS No. 109, “Accounting for Income Taxes” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Valuation allowances are established when it is deemed more likely than not that future taxable income will not be sufficient to realize income tax benefits. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Key Statistical Information

The following table presents operating data and market share for our two business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
U.S. Market
Trade Days	64	64	188	188
Average daily NASDAQ-listed equity share volume (millions)	1,542	1,730	1,766	1,661
Average daily U.S. exchange-listed equity share volume (millions)	1,853	1,884	2,061	1,936

Average daily U.S. equity share volume (millions)	3,395	3,614	3,827	3,597
Total U.S. equity share volume (millions)	217,305	231,311	719,458	676,318
Instinet, the Unconflicted Institutional Broker
A. U.S. Equities [1]
Our total average daily volume (million shares)	95	99	103	96
Our share of total market	2.8%	2.7%	2.7%	2.7%
Our average daily volume (million shares) - Institutional and Crossing	70	78	79	78
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.53	1.52	1.51	1.54
Our average daily volume (million shares) - Institutional Correspondents	25	21	24	18
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.06	0.11	0.08	0.09
B. Non-US Equities [3]
Our average daily consideration (millions)	$678	$649	$834	$699
Average basis points charged to client per consideration traded	5.4	6.2	5.3	5.5
INET, the Electronic Marketplace
A. Our Matched Average Daily Volume [4]
Our NASDAQ-listed equity share volume (million shares)	401	413	447	427
Our share of total market	26.0%	23.8%	25.3%	25.7%
Our U.S. exchange-listed equity share volume (million shares)	72	47	68	51
Our share of total market	3.9%	2.5%	3.3%	2.7%
Our total U.S. equity share volume (million shares)	472	460	515	478
Our share of total market	13.9%	12.7%	13.5%	13.3%
B. Our Routed Average Daily Volume (million shares) [5]	115	30	107	26
Headcount [6]	1,081	1,259	1,081	1,259

[1]	For a description of how we calculate Instinet’s share volumes, see - “Calculation of Volume - Instinet, The Unconflicted Institutional Broker.”

[2]	The amount charged per share is the average cents per share charged net of soft dollar and commission recapture expenses.

[3]	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.

[4]	For a description of how we calculate INET's share volumes, see – “Calculation of Volume – INET, The Electronic Marketplace.”

[5]	Routed volume reflects transactions where the trade was not matched on INET.

[6]	Instinet Group headcount is as of the end of the reporting period.

Calculation of Volume

Instinet, The Unconflicted Institutional Broker

Instinet’s average daily U.S. equity share volume is counted as the sum of our customers’ share volume per side related to a trade. For example, a matched trade, where one customer buys 100 shares and the other sells 100 shares, is counted as 200 shares; if the buy or sell order were routed out, we would count 100 shares on the customer side. Upon completion of our reorganization, we identified two primary customer groups, Institutional Crossing and Institutional Correspondents. As a result, we changed methods in recognizing customer activity and prior quarter statistics have been recalculated.

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

For example, where a customer sells 100 shares to another customer as a matched trade, we count 100 shares. INET share volume includes transactions sent to it by Instinet, The Unconflicted Institutional Broker and prior quarters have been recalculated to include this volume.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003

Overview

Our net income was $7.7 million for the three months ended September 30, 2004 compared to net income of $4.0 million in the comparable period in 2003. Our total revenues, net of interest, were $260.9 million for the three months ended September 30, 2004 compared to $271.9 million in the three months ended September 30, 2003. Total expenses decreased $15.6 million to $250.6 million for the three months ended September 30, 2004 from $266.2 million in the comparable period in 2003 primarily due to lower direct expenses and gains on investments partially offset by an increase in cost of revenues. Cost of revenues increased 5.0% to $151.2 million for the three months ended September 30, 2004 from $144.0 million in the comparable period in 2003 and cost of revenues as a percentage of total revenues increased to 57.9% from 53.0% primarily due to increased routed volume and higher rebate rates. Direct expenses were down 16.9% to $103.4 million for the three months ended September 30, 2004 from $124.5 million for the comparable period in 2003 primarily due to lower compensation and benefits, communications and equipment and depreciation and amortization expenses as a result of our reduced headcount, cost reduction initiatives and impairment and restructuring charge in the fourth quarter of 2003.

Revenues

Transaction fees

Transaction fee revenue decreased 3.9% to $257.7 million for the three months ended September 30, 2004 from $268.2 million for the three months ended September 30, 2003. The decrease was primarily due to lower average daily NASDAQ-listed volume and lower average amount charged to clients partially offset by higher average daily consideration in our international markets.

Interest income, net

Interest income, net decreased 14.0% to $3.2 million for the three months ended September 30, 2004 from $3.7 million in the comparable period in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrow activity partially offset by higher cash and cash equivalent balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense decreased 8.8% to $50.0 million for the three months ended September 30, 2004 from $54.9 million in the comparable period in 2003. This expense is offset dollar for dollar by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to lower trading volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 11.8% to $59.9 million for the three months ended

September 30, 2004 from $53.6 million in the comparable period in 2003. The increase was primarily due to higher rebate rates implemented in the fourth quarter of 2003 and rebates paid for matched volume of U.S. exchange-listed volume in INET, which began this quarter.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 16.0% to $41.3 million for the three months ended September 30, 2004 from $35.6 million in the comparable period in 2003. The increase was due to higher exchange fees associated with higher routed volume as a result of our price reduction for routing orders. Higher exchange fees were partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

Gross Margin

Gross margin decreased 14.2% to $109.7 million for the three months ended September 30, 2004 from $127.9 million in the comparable period in 2003. The decrease was primarily due to higher charges for routing shares, higher rebate rates and lower volumes associated with weaker markets.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 9.7% to $46.5 million for the three months ended September 30, 2004 from $51.5 million in the comparable period in 2003. This decrease was primarily due to a decrease in our headcount as part of our cost reduction initiatives. Our total headcount decreased to 1,081 as of September 30, 2004 from 1,259 employees as of September 30, 2003.

Communications and equipment

Communications and equipment expense decreased 24.2% to $18.9 million for the three months ended September 30, 2004 from $24.9 million in the comparable period in 2003. This decrease was primarily due to the migration of clients to a third-party network, which was substantially completed during the third quarter of 2003.

Depreciation and amortization

Depreciation and amortization expense decreased 42.4% to $12.9 million for the three months ended September 30, 2004 from $22.4 million in the comparable period in 2003. This decrease was primarily due to lower amortization of intangible assets and leasehold improvements resulting from our impairment and restructuring charges in the fourth quarter of 2003.

Occupancy

Occupancy expense decreased 27.0% to $9.2 million for the three months ended September 30, 2004 from $12.6 million in the comparable period in 2003. This decrease was primarily due to a reduction in our office space as part of our restructuring.

Professional fees

Professional fees increased 29.0% to $7.4 million for the three months ended September 30, 2004 from $5.7 million in the comparable period in 2003. This increase was primarily due to higher consultant and legal fees.

Marketing and business development

Marketing and business development expenses increased 19.1% to $3.5 million for the three months ended September 20, 2004 from $3.0 million in the comparable period in 2003. This increase was primarily due to higher advertising costs.

Other expenses

Other expenses increased 13.2% to $5.1 million for the three months ended September 30, 2004 from $4.5 million in the comparable period in 2003. The increase was due to higher legal-related expenses and sales and consumption based taxes partially offset by lower discretionary and office related expenses.

Investments

Net gains on our investments were $4.0 million for the three months ended September 30, 2004 compared to a net loss of $0.7 million in the comparable period in 2003. The change was primarily due to an increase in the carrying value of Archipelago Holdings, Inc. of $4.7 million partially offset by losses of $0.4 million on the sale of Archipelago Holdings, Inc. in connection with its initial public offering and on shares we own in a foreign stock exchange for the three months ended September 30, 2004. This compares with write-downs in various stock exchanges and investments partially offset by gains in the carrying value of our securities owned for the three months ended September 30, 2003.

Income tax provision

For the three months ended September 30, 2004 our income tax provision was $2.7 million compared with $1.7 million in the comparable period in 2003. The effective tax rate was 25.8% for the three months ended September 30, 2004 and 29.0% for the three months ended September 30, 2003. The effective tax rate in 2004 is reflective of investment gains on which no tax was recognized, as the tax benefit of previous losses on those investments had not been recognized.

OPERATING RESULTS BY SEGMENT

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$158,622	$104,057	$(4,966)	$257,713	$173,232	$99,278	$(4,300)	$268,210
Interest income, net	2,776	402	—	3,178	3,586	108	—	3,694

Total revenue, net	161,398	104,459	(4,966)	260,891	176,818	99,386	(4,300)	271,904

Cost of revenues
Soft dollar and commission recapture	50,044	—	—	50,044	54,894	—	—	54,894
Broker-dealer rebates	—	59,859	—	59,859	—	53,552	—	53,552
Brokerage, clearing and exchange fees	24,319	21,904	(4,966)	41,257	27,568	12,285	(4,300)	35,553

Total cost of revenues	74,363	81,763	(4,966)	151,160	82,462	65,837	(4,300)	143,999

Gross margin	87,035	22,696	—	109,731	94,356	33,549	—	127,905

Direct Expenses
Compensation and benefits	38,936	3,590	3,934	46,460	39,516	4,024	7,910	51,450
Communications and equipment	16,958	1,418	518	18,894	19,536	4,453	928	24,917
Depreciation and amortization	10,051	2,518	343	12,912	13,530	7,014	1,864	22,408
Occupancy	5,741	503	2,926	9,170	6,838	1,203	4,526	12,567
Professional fees	5,215	383	1,808	7,406	3,066	704	1,969	5,739
Marketing and business development	3,304	206	12	3,522	1,528	39	1,391	2,958
Other	4,105	(715)	1,695	5,085	2,223	1,747	521	4,491
Technology service company charges	(5,573)	5,573	—	—	(7,491)	7,491	—	—
Corporate overhead charges	7,122	4,114	(11,236)	—	14,012	5,097	(19,109)	—

Total direct expenses	85,859	17,590	—	103,449	92,758	31,772	—	124,530

Investments	—	—	(4,031)	(4,031)	—	—	667	667
Insurance recovery	—	—	—	—	—	—	(2,989)	(2,989)

Total expenses	160,222	99,353	(8,997)	250,578	175,220	97,609	(6,622)	266,207

Net income from operations before income taxes	$1,176	$5,106	$4,031	$10,313	$1,598	$1,777	$2,322	$5,697

Instinet

Total revenues, net of interest, were $161.4 million for the three months ended September 30, 2004 compared to $176.8 million in the three months ended September 30, 2003. Lower revenues were due to lower transaction fees primarily as a result of lower transaction volumes in U.S. equity securities and lower average amounts charged to our clients per share, partially offset by higher consideration of non-U.S. equities traded. Total average daily volume of U.S. equities was 95 million shares for the three months ended September 30, 2004, down 4.0% from 99 million shares in the comparable period in 2003, reflecting lower overall market volumes but a higher market share. International consideration traded increased 4.5% to $678.0 million in the three months ended September 30, 2004 from $649.0 million in the comparable period in 2003 and the average basis points charged to our non-U.S. clients decreased 12.9% to 5.4 basis points from 6.2 basis points in the comparable period in 2003.

Cost of revenues decreased 9.8% to $74.4 million for the three months ended September 30, 2004 from $82.5 million in the comparable period in 2003 primarily due to lower average daily volume and lower clearing costs, mainly in the U.S., which were due to a decline in trade reporting expenses and benefits realized from technology efficiencies. Cost of revenues as a percentage of total revenues was 46.1% for the three months ended September 30, 2004 and 46.6% in the comparable period in 2003.

Gross margin decreased 7.8% to $87.0 million for the three months ended September 30, 2004 from $94.4 million in the comparable period in 2003 primarily due to lower average amounts charged to our clients per share.

Direct expenses decreased 7.4% to $85.9 million for the three months ended September 30, 2004 from $92.8 million in the comparable period in 2003 primarily due to lower corporate overhead charges and lower communication and equipment expense, partially offset by higher professional fees, marketing and business development and other expenses. The decreases were primarily due to our migration of clients to a third-party network and cost reduction initiatives realized at the corporate level, respectively. Total corporate overhead charges were lower by 41.2% for the three months ended September 30, 2004 compared to the comparable period in 2003.

Net income from operations before income taxes for the three months ended September 30, 2004 was $1.2 million compared to $1.6 million for the three months ended September 30, 2003.

INET

Total revenues, net of interest, were $104.5 million for the three months ended September 30, 2004, increased from $99.4 million in the comparable period in 2003 primarily due to higher routed volume, partially offset by lower NASDAQ-listed matched volume. Transaction fees were higher due to higher market data revenue and higher routed average daily volume, partially offset by a 2.9% decrease in matched average daily NASDAQ-listed equity share volume to 401 million shares from 413 million shares and by a lower average amount per share charged to our clients. Routed average daily volume increased to 115 million shares for the three months ended September 30, 2004 from 30 million shares for the three months ended September 30, 2003.

Cost of revenues increased 24.2% to $81.8 million for the three months ended September 30, 2004 from $65.8 million in the comparable period in 2003 primarily due to increased transaction volume routed to other market destinations as a result of our price reduction for routing orders and higher rebate rates. Cost of revenues as a percentage of total revenues was 78.3% for the three months ended September 30, 2004 and 66.2% in the comparable period in 2003.

Gross margin decreased 32.3% to $22.7 million for the three months ended September 30, 2004 from $33.5 million in the comparable period in 2003 primarily due to increased routed expenses as a result of our higher routed volume and higher rebate rates.

Direct expenses decreased 44.6% to $17.6 million for the three months ended September 30, 2004 from $31.8 million in the comparable period in 2003 primarily due to lower depreciation and amortization, communication and equipment, and corporate overhead charges. These decreases were a result of lower client communications costs, an impairment charge on intangible assets in the fourth quarter of 2003 and cost reduction initiatives realized at the corporate level, respectively.

Net income from operations before income taxes for the three months ended September 30, 2004 was $5.1 million and $1.8 million for the three months ended September 30, 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003

Overview

Our net income was $34.9 million for the nine months ended September 30, 2004 compared to a net loss of $35.5 million in the comparable period in 2003. Our total revenues, net of interest, increased 5.2% to $854.2 million for the nine months ended September 30, 2004 from $811.8 million in the comparable period in 2003 primarily due to higher transaction fees due to increased transaction volumes. Total expenses decreased $56.5 million to $794.9 million for the nine months ended September 30, 2004 from $851.4 million in the comparable period in 2003 primarily due to lower direct expenses, gains on investments and contractual settlements partially offset by higher cost of revenues. Cost of revenues increased 14.9% to $481.6 million for the nine months ended September 30, 2004 from $419.2 million in the comparable period in 2003 primarily due to increased transaction and routed volumes. Cost of revenues as a percentage of total revenues increased to 56.4% from 51.6% primarily due to increased routed share transactions at INET. Direct expenses were down 20.5% to $334.4 million from $420.7 million primarily due to lower compensation and benefits, communications and equipment and depreciation and amortization expenses as a result of our reduced headcount, cost reduction initiatives and impairment and restructuring charge in the fourth quarter of 2003.

Revenues

Transaction fees

Transaction fee revenue increased 5.6% to $844.2 million for the nine months ended September 30, 2004 from $799.3 million for the nine months ended September 30, 2003. The increase was primarily due to a 6.3% increase in total U.S. equity share volume and higher consideration traded in non-U.S. markets for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, partially offset by lower pricing.

Interest income, net

Interest income, net decreased 20.0% to $10.0 million for the nine months ended September 30, 2004 from $12.5 million in the comparable period in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrow activity partially offset by higher cash and cash equivalents balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense increased 6.3% to $163.2 million for the nine months ended September 30, 2004 from $153.6 million in the comparable period in 2003. This expense is offset dollar for dollar by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to increases in trading volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 17.1% to $190.4 million for the nine months ended September 30, 2004 from $162.6 million in the comparable period in 2003. The increase was primarily due to a 4.6% increase in matched NASDAQ-listed average daily volume to 447 million shares for the nine months ended September 30, 2004 from 427 million shares in the comparable period in 2003 and by higher rebate rates implemented in the fourth quarter of 2003.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 24.2% to $128.0 million for the nine months ended September 30, 2004 from $103.0 million in the comparable period in 2003. The increase was due to higher exchange fees associated with higher routed volume as a result of our price reduction for routing orders. Higher exchange fees were partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses and benefits realized from technology efficiencies.

Gross Margin

Gross margin decreased 5.1% to $372.6 million for the nine months ended September 30, 2004 from $392.6 million in the comparable period in 2003. The decrease was primarily due to higher charges for routing shares partially offset by increased overall market volumes resulting in increased equity share volume and international consideration traded.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 8.1% to $161.8 million for the nine months ended September 30, 2004 from $176.2 million in the comparable period in 2003. This decrease was primarily due to a decrease in our worldwide headcount as part of our cost reduction initiatives and lower severance charge of $3.7 million and $17.7 million for the nine months ended September 30, 2004 and 2003, respectively. Partially offsetting this decrease was an increase in incentive compensation due to increased profitability and higher revenues for the nine months ended September 30, 2004.

Communications and equipment

Communications and equipment expense decreased 34.1% to $57.5 million for the nine months ended September 30, 2004 from $87.3 million in the comparable period in 2003. This decrease was primarily due to the migration of clients to a third-party network, which was substantially completed during the third quarter of 2003.

Depreciation and amortization

Depreciation and amortization expense decreased 37.4% to $43.8 million for the nine months ended September 30, 2004 from $70.0 million in the comparable period in 2003. This decrease was primarily due to lower amortization of intangible assets and leasehold improvements resulting from our impairment and restructuring charges in the fourth quarter of 2003.

Occupancy

Occupancy expense decreased 34.3% to $27.7 million for the nine months ended September 30, 2004 from $42.2 million in the comparable period in 2003. This decrease was primarily due to a reduction in our office space as part of our restructuring.

Professional fees

Professional fees increased 6.7% to $20.6 million for the nine months ended September 30, 2004 from $19.3 million in the comparable period in 2003. This decrease was primarily due to higher consultant and legal fees.

Marketing and business development

Marketing and business development expenses increased 31.7% to $12.1 million for the nine months ended September 20, 2004 from $9.2 million in the comparable period in 2003. This increase was primarily due to higher advertising costs.

Other expenses

Other expenses decreased 34.8% to $10.8 million for the nine months ended September 30, 2004 from $16.5 million in the comparable period in 2003. The decrease was due to lower bad debt expense as well as lower discretionary and office related expenses partially offset by higher legal-related expenses and sales and consumption based taxes.

Contractual settlement

In June 2004, we received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in final settlement of an execution contract.

Investments

We recorded a gain on our investments of $8.7 million for the nine months ended September 30, 2004 compared to a loss of $19.5 million in the comparable period in 2003. The increase was primarily due to an increase in the carrying value of our investment in Archipelago Holdings, Inc. of $4.7 million and gain on sales of shares we own in various stock exchanges, partially offset by losses of $0.4 million on the sale of Archipelago Holdings, Inc. in connection with its initial public offering and in securities owned for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we wrote down our investments in The NASDAQ Stock Market, Inc., Archipelago Holdings LLC, TP Group LDC, Tradeware S.A., JapanCross Securities Co. Ltd. and eXchange Advantage Corporation, which were partially offset by gains in the carrying value of securities owned.

Insurance recoveries

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the nine months ended September 30, 2004 and $8.0 million for the nine months ended September 30, 2003. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision (benefit)

For the nine months ended September 30, 2004, our income tax provision was $24.3 million and a benefit of $4.1 million for the comparable period in 2003. The effective tax rate was 41.1% for the nine months ended September 30, 2004 and 10.4% in the comparable period in 2003. The effective tax rate in 2003 was reflective of investment adjustments and a restructuring charge for which full tax benefits are not expected to be realized.

OPERATING RESULTS BY SEGMENT

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$524,060	$334,915	$(14,746)	$844,229	$501,320	$309,621	$(11,598)	$799,343
Interest income, net	8,920	1,060	—	9,980	12,132	343	—	12,475

Total revenue, net	532,980	335,975	(14,746)	854,209	513,452	309,964	(11,598)	811,818

Cost of revenues
Soft dollar and commission recapture	163,247	—	—	163,247	153,556	—	—	153,556
Broker-dealer rebates	—	190,394	—	190,394	—	162,602	—	162,602
Brokerage, clearing and exchange fees	79,789	62,939	(14,746)	127,982	80,032	34,590	(11,598)	103,024

Total cost of revenues	243,036	253,333	(14,746)	481,623	233,588	197,192	(11,598)	419,182

Gross margin	289,944	82,642	—	372,586	279,864	112,772	—	392,636

Direct Expenses
Compensation and benefits	131,724	10,470	19,643	161,837	126,209	11,923	38,051	176,183
Communications and equipment	48,446	7,262	1,778	57,486	73,046	11,483	2,725	87,254
Depreciation and amortization	35,297	7,512	995	43,804	42,419	21,556	6,041	70,016
Occupancy	21,809	1,456	4,472	27,737	21,206	4,246	16,748	42,200
Professional fees	13,156	1,263	6,176	20,595	11,568	1,306	6,431	19,305
Marketing and business development	9,161	2,274	711	12,146	4,799	124	4,296	9,219
Other	9,309	(1,340)	2,822	10,791	8,511	6,745	1,285	16,541
Technology service company charges	(20,383)	20,383	—	—	(25,158)	25,158	—	—
Corporate overhead charges	25,654	10,943	(36,597)	—	54,426	21,151	(75,577)	—

Total direct expenses	274,173	60,223	—	334,396	317,026	103,692	—	420,718

Contractual settlement	—	—	(7,250)	(7,250)	—	—	—	—
Investments	—	—	(8,705)	(8,705)	—	—	19,504	19,504
Insurance recovery	—	—	(5,116)	(5,116)	—	—	(7,989)	(7,989)

Total expenses	517,209	313,556	(35,817)	794,948	550,614	300,884	(83)	851,415

Net income (loss) from operations before income taxes	$15,771	$22,419	$21,071	$59,261	$(37,162)	$9,080	$(11,515)	$(39,597)

Instinet

Total revenues, net of interest, increased 3.8% to $533.0 million for the nine months ended September 30, 2004 from $513.5 in the comparable period in 2003 primarily due to higher transaction volume in U.S. equity securities as well as higher non-U.S. equity consideration associated with stronger global markets. Transaction fees increased primarily due to a 7.3% increase in Instinet’s total average daily volume to 103 million shares from 96 million shares partially offset by lower average amounts charged to our clients per share. International consideration traded increased 19.3% to $834 million from $699 million in the comparable period in 2003 and the average basis points charged to our non-U.S. clients decreased 3.6% to 5.3 basis points from 5.5 basis points.

Cost of revenues increased 4.0% to $243.0 million for the nine months ended September 30, 2004 from $233.6 million in the comparable period in 2003 primarily due to increases in volume from our soft dollar and commission recapture clients. Cost of revenues as a percentage of total revenues was 45.6% for the nine months ended September 30, 2004 and 45.5% in the comparable period in 2003.

Gross margin increased 3.6% to $289.9 million for the nine months ended September 30, 2004 from $279.9 million in the comparable period in 2003 primarily due to higher revenues.

Direct expenses decreased 13.5% to $274.2 million for the nine months ended September 30, 2004 from $317.0 million in the comparable period in 2003 primarily due to lower corporate overhead charges and lower communication and equipment expense partially offset by increases in compensation and benefits. These decreases were primarily due to our migration of clients to a third-party network and cost reduction initiatives realized at the corporate level. Total corporate overhead charges were lower by 51.6% for the nine months ended September 30, 2004 compared to the same period in 2003.

Net income from operations before income taxes for the nine months ended September 30, 2004 was $15.8 million compared to a loss of $37.2 million for the nine months ended September 30, 2003.

INET

Total revenues, net of interest, increased 8.4% to $336.0 million for the nine months ended September 30, 2004 from $310.0 million in the comparable period in 2003 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 7.7% in matched average daily NASDAQ-listed equity share volume to 447 million shares from 427 million shares partially offset by a lower average amount per share charged to our clients.

Cost of revenues increased 28.5 % to $253.3 million for the nine months ended September 30, 2004 from $197.2 million in the comparable period in 2003 primarily due to increased transaction volume routed to other market destinations as a result of our price reduction for routing orders and higher rebate rates. Routed average daily volume increased to 107 million shares compared to 26 million shares in the comparable period in 2003. Cost of revenues as a percentage of total revenues was 75.4% for the nine months ended September 30, 2004 and 63.6% in the comparable period in 2003.

Gross margin decreased 26.7% to $82.6 million for the nine months ended September 30, 2004 from $112.8 million in the comparable period in 2003 primarily due to increased routed expenses and higher rebate rates.

Direct expenses decreased 41.9% to $60.2 million for the nine months ended September 30, 2004 from $103.7 million in the comparable period in 2003 primarily due to lower depreciation and amortization, lower other expenses and lower corporate overhead charges. These decreases were a result of an impairment charge on intangible assets in the fourth quarter of 2003, lower bad debt expenses and cost reduction initiatives realized at the corporate level, respectively.

Net income from operations before income taxes for the nine months ended September 30, 2004 was $22.4 million and $9.1 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of uncommitted credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures, regulatory capital requirements, operating losses and restructuring charges as well as other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

Cash, cash equivalents and assets readily convertible into cash accounted for 78.6% and 72.8% of our total assets as of September 30, 2004 and December 31, 2003, respectively. Cash and cash equivalents increased to $691.1 million as of September 30, 2004 from $534.6 million as of December 31, 2003.

Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Operating Activities. Net cash provided by operating activities was $36.4 million for the nine months ended September 30, 2004 compared with $42.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we generated net income of $34.9 million which when adjusted for non-cash charges of $55.8 million would have been $90.7 million. These positive cash flows were offset by negative customer settlement activities and cash used for our annual compensation payments. For the nine months ended September 30, 2003, we recorded a net loss of $35.5 million which when adjusted for non-cash charges of $85.6 million would have generated cash of $50.1 million.

Investing Activities. Net cash provided by investing activities was $130.3 million for the nine months ended September 30, 2004 compared with $24.8 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we generated $127.8 million from maturities and sales of securities, net of purchases and $7.7 million of proceeds from the sale of investments in Archipelago Holdings, Inc. as part of their initial public offering, partially offset by $5.2 million in purchases of fixed assets and leasehold improvements.

Financing Activities. Net cash used in financing activities was $8.1 million for the nine months ended September 30, 2004 compared with $24.1 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 we made repayments, net of borrowings of $14.4 million from our short-term borrowings and received $6.4 million from the issuance of common stock.

Contractual Obligations

We have contractual obligations to make future payments primarily for operating leases for office space and capital leases for equipment under non-cancelable operating leases with Reuters and third parties. Our aggregate minimum lease commitments after 5 years primarily relate to our office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. The following table sets forth our contractual obligations, net of non-cancelable sublease proceeds, as of September 30, 2004 (in millions):

	Contractual Payments Due by Period
	Total	Remainder of 2004	2005 - 2006	2007- 2008	2009- Thereafter
Operating leases	$233.3	$7.8	$53.8	$45.9	$125.8
Capital lease obligation	2.7	0.4	1.4	0.9	—

Total contractual obligations	$235.9	$8.1	$55.2	$46.8	$125.8

Other Obligations

As of September 30, 2004 and December 31, 2003, we had letter of credit agreements and guarantees totaling $240.4 million and $250.1 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. We pay an annual fee of up to one percent of the value of the agreement.

As of September 30, 2004 and December 31, 2003, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of September 30, 2004 and December 31, 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of September 30, 2004 and December 31, 2003, we had access to $99.7 million and $95.6 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of September 30, 2004 and December 31, 2003, there were $6.9 million and $21.4 million, respectively, outstanding under these credit lines.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	September 30, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$109.4	$2.1	$107.3	$109.1	$5.4	$103.8
Instinet, LLC (formerly Instinet Corporation)	176.0	0.3	175.7	133.6	0.3	133.4
Inet ATS, Inc. (formerly The Island ECN, Inc.)	57.2	1.0	56.2	28.1	1.0	27.1
Lynch, Jones & Ryan, Inc.	12.5	0.3	12.2	8.6	0.3	8.4
Island Execution Services, LLC	2.4	1.0	1.4	2.4	1.0	1.4
Harborview, LLC	1.8	0.3	1.5	0.8	0.3	0.5

Total	$359.3	$4.9	$354.4	$282.6	$8.1	$274.5

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2004 and December 31, 2003, these subsidiaries had met their local capital adequacy requirements.

We participate in securities borrowing and lending activities, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers' needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $158.5 million and $314.4 million as collateral for securities borrowed as of September 30, 2004 and December 31, 2003, respectively. We also received $170.7 million and $220.5 million as collateral for securities loaned as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 and December 31, 2003, included in commissions and other receivables is approximately $15.3 million and $23.6 million, respectively, from Archipelago Holdings LLC and REDIBook ECN LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

In connection with our correspondent clearing business, we are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of September 30, 2004 the balance in these funds decreased to $31.7 million from $177.4 million primarily due to our decision to terminate our correspondent clearing services to securities brokers. We anticipate that by the end of the fourth quarter of 2004, these services will be discontinued.

In addition, so long as Reuters owns a majority of our common stock, we will need Reuters’ consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million and any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters’ consent to incur indebtedness above this amount in the future if we need to do so for any reason.

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	September 30, 2004	December 31, 2003
Municipal bonds	$74.3	$150.9
Corporate bonds	12.9	28.2
Foreign sovereign obligations	35.8	50.0

Total	$123.0	$229.1

These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of September 30, 2004 and December 31, 2003, the fair value of the portfolio would have declined by $0.6 million and $1.0 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $691.1 million and $534.6 million as of September 30, 2004 and December 31, 2003, respectively. We also had short-term borrowings of $6.9 million and $21.4 million as of September 30, 2004 and December 31, 2003, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	September 30, 2004	December 31, 2003
British pounds	$23.3	$29.7
Euros	5.4	34.7
Japanese yen	9.2	9.3
Canadian dollar	8.6	8.7

Total	$46.5	$82.4

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $4.2 million and $7.5 million as of September 30, 2004 and December 31, 2003, respectively.

A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 9.0%, 9.5%, 9.7% and 8.9% of our revenues for the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $2.3 million, $2.6 million, $8.3 million and $7.2 million for the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of September 30, 2004 we owned marketable securities of the London stock exchange and Archipelago Holdings, Inc. and as of December 31, 2003 we owned marketable securities of the London and Euronext stock exchanges as a result of their demutualization. Because of our ownership in these securities we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.8 million and $3.2 million as of September 30, 2004 and December 31, 2003, respectively.

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

Evaluation of Disclosure Controls And Procedures

As of the end of the quarter ended September 30, 2004, management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes In Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We are also subject to periodic regulatory audits, inspections and investigations. For a description of our previously reported legal and administrative proceedings, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. Except as described below, there have been no material developments with respect to the legal and administrative proceedings.

NexTrade Holdings, Inc. v. ProTrader Group, LP, ProTrader Securities Corp., ProTrader Technologies LP, ProTrader Trading LLC, ProTrader Services, LP, ProTrader.com LP and Instinet Group Incorporated

With respect to NexTrade Holdings, Inc. v. ProTrader Group, LP et al., ProTrader, Instinet Group and NexTrade all filed motions for summary judgment on June 15, 2004 and then filed renewed motions for summary judgment on August 31, 2004. On October 15, 2004, the court granted ProTrader and Instinet Group’s motion with respect to their claim that NexTrade failed to demonstrate that it had sustained damages as a result of any alleged infringement and further decided that any profits of ProTrader and Instinet to which NexTrade may be entitled, if any, are to be offset by their losses which may be aggregated over the years of alleged infringement. The court also denied NexTrade’s motion to dismiss Instinet Group’s counterclaim for fraud but determined that ProTrader and Instinet Group are not entitled to damages on the counterclaim. Finally, the court denied Instinet Group’s motion for a finding that the mere use by ProTrader of a web address, without more, does not rise to the level of a trademark use for which ProTrader could be held liable for trademark infringement, holding that such use is a question of fact for the jury.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no share repurchases for the quarterly period ended September 30, 2004.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2004. In addition to the election of directors and the reappointment of the Company’s independent auditors previously reported, the stockholders also voted as follows on the following matters:

1.	The ratification and approval of the Amended and Restated Instinet 2000 Stock Option Plan, including an increase in the number of shares reserved for issuance was approved by a count of 267,186,343 votes for, 11,736,741 votes against and 1,429,561 votes abstaining.

2.	The approval of the Instinet 2004 Performance Share Plan was approved by a count of 270,578,800 votes for, 8,480,048 votes against and 1,293,796 votes abstaining.

Item 5.	Other Information

Our 2005 Annual Meeting of Stockholders will be held on May 16, 2005. Our stockholders of record on March 18, 2005 may attend and vote at our 2005 Annual Meeting of Stockholders.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Instinet 2004 Performance Share Plan – Form of Award Notification

10.2*	Instinet 2000 Stock Option Plan, as Amended and Restated, March 30, 2004 – Form of Grant Notification

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2004.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

INSTINET GROUP INCORPORATED

By:	/s/ JOHN F. FAY
Name:	John F. Fay
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ TIMOTHY A. SMITH
Name:	Timothy A. Smith
Title:	Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190))

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1*	Instinet 2004 Performance Share Plan – Form of Award Notification

10.2*	Instinet 2000 Stock Option Plan, as Amended and Restated, March 30, 2004 – Form of Grant Notification

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2004.

*	Filed herewith