Form 10-K
period 2004-12-31
INSTINET GROUP INC
filed 2005-03-11
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of June 30, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $495,295,838, based upon the NASDAQ National Market closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

The number of shares of Common Stock outstanding as of March 4, 2005 was 334,593,905 shares.

Portions of the Instinet Group Incorporated Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

INSTINET GROUP INCORPORATED

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Unless otherwise indicated or the context otherwise requires, references to the “company,” “we,” “us,” “Instinet Group,” and “our” mean Instinet Group Incorporated and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “Instinet” mean Instinet, the Institutional Broker and references to “INET” mean Inet ATS, Inc.

We have made forward-looking statements in this Annual Report on Form 10-K for 2004, including in the sections entitled Business, Certain Factors that May Affect Our Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. You can identify these statements by the use of forward-looking terminology, such as the words believes, expects, anticipates, intends, plans, estimates, may or might or other similar expressions.

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

Introduction

We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions and execution services for more than 30 years. We operate two major businesses:

Instinet, the Institutional Broker®

Instinet is our institutional global electronic agency securities broker that provides its customers with sophisticated electronic and sales trading execution services that enable buyers and sellers worldwide to seek best execution and lower their transaction costs either by trading securities directly and anonymously with one another or by executing trades in global securities markets. Through Instinet’s electronic platforms, customers can access major U.S. trading venues, including NASDAQ and the NYSE, and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Instinet’s customers primarily consist of institutional investors, such as hedge funds, mutual funds, and pension funds. Lynch, Jones & Ryan, Inc., Instinet Group’s commission recapture subsidiary, is also a part of Instinet.

INETSM, The electronic marketplace

INET is our electronic equity securities marketplace that provides its U.S. broker-dealer customers trade execution and routing services. INET’s platform enables buyers and sellers to trade securities directly and anonymously with each other. INET represents the consolidation of the order flow of the former Instinet and Island electronic communications networks (ECNs), and is one of the largest liquidity pools in NASDAQ-listed securities.

We created these two business segments through a reorganization substantially completed on February 9, 2004. We have restated prior year information in this report to reflect this reorganization. For segment financial information for 2004, 2003 and 2002 including geographical information, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations- Year Ended December 31, 2004 versus Year Ended December 31, 2003 —Operating Results By Segment,” “Results of Operations- Year Ended December 31, 2003 versus Year Ended December 31, 2002 —Operating Results By Segment and Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Segment Information”.

We were founded in 1969 and, although continuously headquartered in New York, New York since then, were a wholly owned subsidiary of Reuters Group PLC from May 1987 until our initial public offering in May 2001. Reuters currently owns approximately 61.9% of our outstanding common stock. In addition to New York, we have offices in Jersey City, New Jersey, Boston, Massachusetts, London, Frankfurt, Hong Kong, Paris, Tokyo, Toronto and Zurich.

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

Core Values

Our business — its organization, technology and culture — has been structured to earn, sustain and build our customers’ trust and help them to obtain superior execution of their trades. This business model incorporates the following four core values:

•

Independence and Neutrality — We do not pursue business activities, such as investment banking, trading securities for our own account or maintaining inventories of securities for sale, that could create conflicts of interest with our customers. As a result, unlike exchange specialists, market makers and other market participants that trade for their own account, we have no direct interest in, or in maintaining, the trading spread (the difference between the price offered by a buyer and that asked by a seller)

in the NASDAQ market or on an exchange. We have no conflicts with our customers or business interests that would compete with their trade performance, compromise their trading strategy or interfere with their obtaining better pricing for their trades.

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

Acquisitions and Divestitures

In an effort to expand the scope of our business and complement our existing services, in recent years, we have acquired a number of companies. On February 28 2005, we entered into a definitive agreement to acquire Bridge Trading, a soft-dollar execution broker, from our parent Reuters. We acquired Harborview LLC, a NYSE floor brokerage firm, in January 2003. In September 2002, we completed our acquisition of Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace. In October 2001, we acquired ProTrader Group, LP, a provider of advanced trading technologies and electronic brokerage services, which we subsequently closed in June 2003 after selling most of the ProTrader assets, including most of the retail accounts, to Electronic Trading Group LLC, one of our correspondent clearing customers. In February 2000, we acquired Lynch, Jones & Ryan, a leading provider of specialized brokerage, research and commission recapture services to pension plan sponsors and managers and other financial institutions.

In December 2004, we closed our correspondent clearing business. Commenced in July 2000, this business had provided a package of clearing services to several securities brokers in the United States, including transaction processing, clearing and settlement of trades, recordkeeping and financing. We determined that the correspondent clearing business was not part of our current business strategy. On May 3, 2002, we closed our fixed income business, which we began developing in 1998 and started trading in the spring of 2000, and also closed Montag Pöpper & Partner GmbH, a German fixed income broker-dealer, that we acquired in October 1999 as part of the development of our global fixed income business. Against the background of a global economic slowdown and the uneven pace of acceptance of electronic fixed income trading platforms, our fixed income business was unable to reach a critical mass.

We periodically engage in discussions regarding various types of transactions, including possible acquisitions, investments or divestitures, some of which could be material to us. We pursue these transactions through our business segments as described below. We may agree to pay the consideration in connection with a transaction in cash, our securities or some combination of the two. Some acquisition transactions that involve our securities could have a dilutive effect on our earnings per share. It is also possible that the number of shares of our common stock that may be issued in connection with a transaction could constitute a material portion of our then outstanding common stock not held by Reuters, even if not material compared to the total amount of common stock outstanding. Except for Bridge Trading, at present, we have no agreements or understandings for any material acquisitions, investments or divestitures.

In addition, Reuters has recently announced that it will consider strategic alternatives in order to extract value from its holdings in Instinet Group. We are currently evaluating strategic alternatives for the company and our businesses. Those alternatives may include a merger or other extraordinary transaction relating to the company or one or more of its businesses. We cannot predict whether this review will result in any definitive agreement or agreements, the nature and value of any consideration that might be involved, or when or whether any such transactions would be agreed or completed. We do not intend to update this disclosure until such time as either a definitive agreement has been reached relating to the company or one or more of our businesses, or until such other time as we deem appropriate.

Cost Reductions

We are focused on maintaining an efficient cost structure. We have successfully reduced our fixed cost base through a series of cost reduction plans we implemented over the past several years, and we continue to streamline our operations in order to generate additional cost savings. On February 4, 2005, we announced a new cost reduction plan for 2005, which we began to implement in December 2004 with a severance expense and fixed asset write offs. This cost reduction plan includes condensing our technology footprint, consolidating office space and reducing discretionary expenses and will result in accompanying declines in our headcount levels. We expect that this plan will reduce annualized fixed costs (excluding compensation expense) by approximately $50 million by the end of the fourth quarter of 2005, compared to the third quarter of 2004. Although the plan includes a reduction in headcount, compensation expense as a percentage of gross revenues may increase moderately in 2005 due to increases in stock based compensation expense and other factors. In connection with this cost reduction plan, we may have additional one-time expenses during 2005 in accordance with U.S. generally accepted accounting principles. We will continue to evaluate further cost reduction initiatives in an effort to increase our efficiency and reduce our fixed cost base.

Industry Background

Recent Market Trends

Over the past five years, the major U.S. market indices have experienced significant volatility. During 2000 through early 2003, these markets experienced a severe decline and increased volatility primarily as a result of the weak and uncertain economic climate, which together with corporate governance and accounting concerns, contributed to lower equity prices, a reduction in corporate transactions, increased market volatility, and a generally more difficult business environment. Prior to 2000, there had been a period of tremendous growth in the global equity markets; however, beginning in the second half of 2001, through 2002, the growth rate in the volume of trading in U.S. equity markets began to slow, and in 2002, NASDAQ market volumes declined, although U.S. exchange-listed securities still maintained moderate growth. In 2003, overall volume in U.S. equity markets increased slightly, although the total volume of NASDAQ-listed securities continued to decline. Trading volume in U.S. equity markets increased in 2004 versus 2003. In 2004, average daily share volume traded in NASDAQ-listed equities increased by 6.4% compared to 2003, and the average daily share volume traded in U.S. exchange-listed equities increased by 9.0% compared to 2003. This increased volume was primarily due to the continuing economic recovery, an increase in the level of corporate transactions and increased investor confidence. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment, Competition and Key Business Drivers.”

Similar to the U.S. markets, over the past five years, the non-U.S. markets also experienced considerable volatility and significant decline followed by recent increases in stock prices. During this period, non-U.S. markets rose to record heights in 2000 in terms of consideration (which is based on the value of transactions rather than the number of shares traded), and then declined significantly, reverting back in 2003 to the consideration levels achieved in 1999. In the first half of 2004, non-U.S. markets continued to rise then declined slightly and leveled off in the second half of 2004. In particular, in the fourth quarter of 2003, the Asian markets began to rise. This increase continued through the first half of 2004 primarily due to the economic recovery across the region, in particular in Japan and Hong Kong, and increased investor confidence. Overall, non-U.S. markets grew in 2004 compared to 2003, with very strong year-over-year gains in Asian markets.

U.S. Market Structure

U.S. stock exchanges traditionally operated primarily in a physical environment — on a trading floor — through an auction conducted by open outcry. Indeed, while the NYSE has proposed changes to its market to enhance market participants’ ability to execute orders on the exchange electronically, the majority of trading on the NYSE continues to occur through an auction system operating on a physical trading floor, with orders for each listed stock being routed for execution on the floor of the exchange, either electronically or physically, to a designated dealer, known as a specialist. In the over-the-counter market, dealers, known as market makers, traditionally conducted trades with one another through an inefficient telephone-based system.

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

In 1997, the SEC’s order handling rules for market makers and exchange specialists took effect. These rules provided a specified role for ECNs, electronic systems that widely disseminate orders entered into them by a market maker or specialist to third parties and permit execution of those orders against each other. Thereafter, in 1998, the SEC adopted Regulation ATS, which regulates the operation of alternative trading systems (ATSs) — a term that refers generally to systems, including ECNs, other than traditional exchanges or NASDAQ, that bring together the orders of buyers and sellers of securities and allow such orders to interact through automated means — and that are registered as broker-dealers. The emergence of ECNs and ATSs has provided efficient means of access to market centers and has resulted in a shift in liquidity, or trading activity, away from the major established market centers towards the ATSs and pressured the market centers to expand the automation of trading on their markets, particularly in NASDAQ-listed stocks.

NASDAQ itself has evolved from a quote-driven display system to an order-driven execution system, called Market Center (formerly called SuperMontage), that directly competes with ECNs, ATSs and exchange markets trading NASDAQ-listed stocks. NASDAQ completed its implementation of Market Center on December 2, 2002 and continues to make changes to the system in an effort to enhance its competitiveness.

On September 7, 2004, NASDAQ completed its acquisition of BRUT ECN, LLC (Brut), which operates an ATS with a substantial liquidity pool in NASDAQ-listed securities. NASDAQ currently operates Market Center and Brut as separate liquidity pools, but has taken initial steps towards the integration of the two liquidity pools. NASDAQ’s acquisition of Brut also provided NASDAQ with smart order routing technology, which previously was not a service provided by NASDAQ.

As another initiative to enhance its competitiveness, NASDAQ has submitted an application for registration as a national securities exchange. A further pending change to the NASDAQ market structure is the expected eventual replacement of NASDAQ as exclusive collector and distributor of consolidated data (known as an exclusive securities information processor, or exclusive SIP), regarding quotations and trades in NASDAQ-listed stocks. This role has given NASDAQ financial and other competitive advantages. The replacement is also expected to be an exclusive SIP.

The market for the trading of U.S. exchange-listed stocks also continues to evolve. In 2004, the NYSE proposed rule changes that would expand the automation of order execution on the exchange through the creation of a “hybrid” market. Moreover, the so-called third market — the trading of exchange-listed stocks by non-exchange members without recourse to the trading floor of an exchange — continues to account for over 10% of trading in U.S. exchange-listed stocks. In March 2004, NASDAQ received SEC approval to move trading in the third market from NASDAQ’s ITS/CAES system to Market Center. In addition, regional exchanges, most specifically the Archipelago Exchange and the National Stock Exchange, Inc. (NSX), have grown in relative importance, particularly in the trading of exchange-traded funds (ETFs) (index funds that trade on an exchange and represent a basket of stocks, with pricing throughout the day).

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

Market Center provides one of a number of alternatives through which ECNs are able to meet these order display and execution access obligations. INET currently meets these obligations through NSX, although it previously has considered participation in Market Center. See “Business – Our Businesses – INET– Strategy.”

An ATS may seek to register with the SEC as a national securities exchange or a facility of a registered national securities exchange. As an exchange or exchange facility, an ATS becomes an SRO or SRO facility itself, no longer subject to regulation by the NASD or another SRO. In addition, with exchange or exchange facility status, an ATS gains direct access to ITS, enabling an ATS to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make its own orders available for execution through ITS. It also becomes a participant in other NMS systems, affording it a role in their governance, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to those systems. INET submitted a draft application for registration as a national securities exchange in May 2004 and continues to work with the SEC towards the filing of a formal application. See “Certain Factors that May Affect Our Business — Risks Related to Our Industry — We Operate in a Highly Regulated Industry, Which May Limit Our Activities — ATS Status and Exchange Registration.” In 2002, another ATS, Archipelago, was approved to operate as the Pacific Exchange’s equity trading facility, and has a significant liquidity pool in both NASDAQ-listed stocks and ETFs. On January 4, 2005, Archipelago Holdings, the parent company of Archipelago Exchange, entered into a definitive agreement to purchase the Pacific Exchange.

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

The SEC regularly considers a variety of regulations or interpretative initiatives with respect to the structure of the U.S. equity securities markets, including initiatives intended to address issues relating to the interaction of trading centers (ECNs, ATSs, market makers, and markets operated by SROs) and more fully integrate ECNs and ATSs into the NMS. In particular, on February 24, 2004, the SEC proposed the adoption of Regulation NMS, which contains a number of interrelated substantive proposals designed to modernize the regulatory structure of the U.S. equity markets and also consolidates the existing rules governing the NMS into one regulation. After much public comment, the SEC reproposed Regulation NMS on December 15, 2004.

The “trade-through” rule is one of the areas addressed in Regulation NMS. Regulation NMS would require all market centers to adopt procedures to prevent the execution of orders on their markets that would trade through the best “protected quotations” in not only exchange-listed stocks, but also NASDAQ-listed stocks. The SEC proposed two alternative definitions of “protected quotations” as part of Regulation NMS. The first would limit the scope of the SEC’s trade-through rule to the best publicly displayed bid and offer of each SRO market, while the second also would extend trade-through protection to quotations that SRO markets voluntarily provided to the exclusive SIP for a particular stock. The proposed rules limit trade-through protection by excluding quotations that are not automatically accessible from the definition of protected quotation. Regulation NMS also would require SROs to adopt rules that prevent their members from publicly displaying orders to buy (or sell) through the SRO that would lock or cross other publicly displayed quotations.

Regulation NMS also addresses three issues relating to access to trading centers. First, Regulation NMS would impose a cap of $0.003 per share on the accumulated access fees that SRO trading centers and broker-dealers, including ATSs such as INET, could charge for executing orders against their protected quotations. This proposal would, for the first time, enable NASDAQ market makers and certain other broker-dealers to charge an access fee for their orders that are displayed on an SRO market center. Second, Regulation NMS would prohibit SROs from imposing unreasonably discriminatory terms on persons obtaining execution access to the SRO through an SRO member. Third, it would reduce the volume threshold for the application of the Regulation ATS fair access requirement (the written standards for granting access to trading on our systems, and not unreasonably prohibiting or limiting access to the services offered by our systems by applying these access standards in an unfair or discriminatory manner) from twenty percent of a stock’s average daily trading volume to five percent.

In addition, Regulation NMS would prohibit market participants from accepting, ranking, or displaying orders in any stock equal to or greater than $1.00 in sub-penny pricing increments. Along with Regulation NMS, the SEC proposed modified formulas for allocating among SROs the revenues generated by the sale of market data by the various NMS systems.

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

Impact of Technological Developments

Innovations in technology, particularly the growth of the Internet, have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and simultaneously decreased the cost of electronic commerce. New methods have developed to enable institutional investors to access and participate in the equity securities markets more easily and less expensively. Electronic markets have substantially reduced the need for intermediation, such as by NYSE members and NYSE specialists or NASDAQ market makers, because direct access is effectively unlimited and technology enhances the ability to determine the best price at which a trade can be executed and provides access to that best price. These developments, combined with the regulatory changes discussed above that allowed for the emergence of ECNs and ATSs, have led to dramatic growth in electronic trading and provide a challenging competitive environment.

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

Our Businesses

INSTINET, THE INSTITUTIONAL BROKER®

Business

Instinet, the Institutional Broker, our global electronic agency securities broker, serves our U.S. and international institutional customers. Instinet had over 1,020 institutional investor customers in the United States and approximately 640 customers in Europe and Asia as of December 31, 2004. As a global agency securities broker, Instinet offers its customers a broad range of trade, execution, order management and ancillary services such as sales trading, securities crossing, block, algorithmic and portfolio trading (the simultaneous execution of multiple orders of securities) services designed to enhance their ability to obtain superior execution and to achieve their trading objectives. Instinet customers can execute their equity securities orders with Instinet’s other institutional customers on Instinet’s Continuous Block Crossing trading platform (CBXSM), (our block matching system with minimum order size, trade size, and display size parameters) or can access other U.S. trading venues, including INET, or one of the almost 30 non-U.S. securities markets to which we are connected using Instinet’s smart order-routing technology, which directs orders to either our own liquidity pools or one of the various markets to which we are connected. Instinet customers can also seek superior execution of their trades by using Instinet’s ProActive SmartRouterSM which simultaneously displays orders for U.S. equity securities both on Instinet CBX and in multiple other U.S. markets to which we are connected, including INET. Customers can connect to Instinet through third-party front-ends, financial information exchange (FIX) protocols, or by using Instinet’s specialized trading front-ends. Instinet customers can also trade outside traditional market hours and obtain select proprietary and third-party research.

Through its affiliate, Lynch, Jones & Ryan, Inc., Instinet is also one of the largest providers of commission recapture services to pension plans and other financial institutions worldwide. Instinet helps pension plans and other financial institutions save money by rebating a portion of their trading commissions back to the plans or financial institutions. Instinet is also one of the largest independent providers of research and other brokerage services through soft-dollar or other similar arrangements.

Instinet Clearing Services, Inc. (ICS), Instinet Group’s clearing broker, is also a part of Instinet. Instinet is a self-clearing broker in the United States and also provides clearing and settlement services through ICS in nearly all of the U.S. markets in which INET or Instinet executes trades for customers.

During 2004, Instinet’s average daily trading volume in U.S. equities increased 5% to 104 million shares from 99 million shares in 2003. Instinet’s average daily consideration (which is based on the value of transactions rather than the number of shares traded) in non-U.S. equities increased 20% in 2004 to an average daily consideration of $812 million from $677 million in 2003. For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Calculation of Volume —Instinet, The Institutional Broker.”

Customers

Institutional investors (including mutual funds, hedge funds, pension funds, banks, insurance companies and investment portfolio managers) are the core of Instinet’s customer base. These customers included approximately 1,020 institutional investors in the United States, approximately 490 customers in Europe and approximately 150 customers in Asia as of December 31, 2004.

Instinet customers fall into the following broad categories:

•	Active Institutions, which generally include mutual funds and asset managers that make stock specific equity investment decisions based on fundamental company research;

•	Passive and Quantitative Institutions, which include mutual funds and asset managers with a passive or quantitative approach to investing;

•	Pension Fund Plan Sponsors, which generally include pension fund managers; and

•	Hedge Funds.

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

Trading Services

Instinet’s trading services options are tailored to each customer’s unique trading requirements. Instinet’s Electronic Trading Group supports those customers who want self-directed trading, while our Sales Trading Group provides access to our sales trading expertise for those customers who want more sales trading assistance. Instinet also provides a tailored execution strategy for those customers who want to begin with substantial sales trading assistance but gradually move toward self-directed trading as their in-house traders grow comfortable with the trading technology.

Sales Trading. Instinet has a dedicated group of sales trading professionals who provide customers with various types of sales trading services. Customers trading through Instinet can place orders electronically or by telephone with sales trading professionals, who enter the orders into Instinet’s system on behalf of the customer, and in some cases will manage the execution of orders for customers over time (often referred to as working orders) in an attempt to reduce their market impact and achieve price improvement. For example, they may divide a large order into a series of smaller orders that are entered over a period of time, possibly at different prices.

In addition, Instinet has a team of sales trading professionals dedicated to assisting its customers with their portfolio trading. Instinet’s unconflicted model prevents the sales trader from leveraging customer information for proprietary purposes. Instinet’s research offering is also supported by our agency sales trading operations, offering customers comprehensive account coverage, such as research calls when new reports are released, and versatile payment options. Instinet’s sales trading also offers customized technical analysis, as well as daily market commentary, to enable customers trading through Instinet to design efficient portfolio and trading strategies. Through its sales trading services, Instinet aims to help customers lower their transaction costs, minimize market impact, achieve best execution, and, as a result, maximize investment returns.

As of December 31, 2004, Instinet had 185 sales and trading professionals, of which 96 were located in North America, 54 in Europe and 35 in Asia. Most of Instinet’s European brokerage services is centralized in London. London also has a specialized desk to service European portfolio traders. In Asia, Instinet provides coverage for its Japanese customers and the Japanese market through its Tokyo office, with the remainder of Asia and Australia serviced through Instinet’s Hong Kong office. Instinet also has coverage in each of its offices in the United States, Canada, Europe and Asia to assist customers who wish to place orders through Instinet in a different region (for example, a European institutional investor seeking to trade a U.S. or Japanese equity security). These cross-region trades are also covered by Instinet’s sales and trading professionals for that market, thereby affording our customers in other regions access to local market expertise. Because Instinet has offices worldwide, it also is able to provide sales trading assistance to Instinet customers 24 hours a day without requiring additional sales and trading professionals to be staffed in any one office on a continuous basis throughout the day.

Electronic Trading. Instinet’s electronic trading service allows customers to engage in self-directed trading through its Electronic Trading Group. This empowers customers to lower their transaction costs and take control of their orders by providing them with direct market access through our customized trading solutions and advanced trading applications. Instinet’s Electronic Trading Group also provides technical assistance in the use of these applications. Instinet’s Electronic Trading Group can also create custom trading strategies and algorithmic rules that help to minimize market impact, transaction costs and risk exposure, and offer customers the ability to modify trading strategies as market conditions vary throughout the day. Instinet’s technology and set of algorithmic rules leverage our order-handling infrastructure, Instinet Continuous Block Crossing (CBXSM) and ProActive SmartRouterSM, while providing simultaneous access to all major liquidity pools. In addition, as an unconflicted agency broker that offers direct market access and does not engage in proprietary trading, Instinet is able to protect the anonymity of its customers and the confidentiality of their trading strategies.

Trading Applications

NewportTM Execution Management Application. Newport, Instinet’s patent pending execution management application, is broker neutral and offers Instinet customers an enhanced environment in which to execute block and portfolio trades and implement their trade strategies on a global basis. Newport was developed in conjunction with passive and quantitative fund managers in the United States and Europe and uses Instinet’s existing execution and smart order-routing technology and ICS’ clearing capabilities, as well as third party market data providers. In addition, this system facilitates collaboration between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers. We believe these features and services help Instinet customers to manage their orders in a more efficient manner and reduce their operational and transaction costs. Newport is available to our customers globally, though features to support asset managers trading for Japan-based domestic pension and mutual funds will not be introduced until the second half of 2005.

Instinet Trading Portal®. Instinet Trading Portal® (referred to as Portal) is a trading application primarily for Instinet’s active asset managers and hedge funds that enables these customers to enhance their customer interface and smart order-routing technology. This trading application uses Instinet’s existing infrastructure while giving customers a broader view and broader access to multiple markets. With Portal, Instinet customers have the ability to view information for a single stock in multiple markets, increasing their ability to execute their orders in multiple markets for better execution. We believe this enhanced functionality helps these customers to manage their orders in a more efficient manner. In addition, as an Internet-based product, Portal is designed to substantially reduce communication and field service costs associated with our traditional customer display screens.

Execution Services

Core Execution Services. Instinet provides automated, real-time matching of buy and sell orders for both NASDAQ-listed stocks and U.S. exchange-listed stocks and enables institutional customers to enter orders and execute trades directly with one another through Instinet’s trading applications. Instinet allows its customers to trade with other investors in other U.S. trading venues, including INET, market makers or other ECNs, exchanges and almost 30 non-U.S. securities markets using our smart order-routing technology.

Instinet provides an automated market interaction system with smart-order routing technology, which automatically routes customers’ orders in NASDAQ-listed and U.S. exchange-listed stocks to Instinet’s institutional liquidity pool or one of the various markets to which Instinet is connected to obtain superior execution. These customers use smart-router technology to route orders to sources of U.S. exchange-listed volume that are not traded directly on the U.S. exchanges, commonly referred to as the “upstairs market,” including Instinet’s institutional liquidity pool, INET and other ECNs and exchanges. Instinet, through its subsidiary Harborview LLC, also provides direct access to exchange-listed liquidity at NYSE though its floor brokers as well as access to the NYSE’s Super Designated Order Turnaround System, or SuperDot, by which NYSE member firms’ orders are electronically transmitted to the NYSE floor.

In a report published in January 2005 based on data for the 12 months ended September 30, 2004, Plexus Group, an independent market research group, ranked Instinet first in execution quality for all trades in U.S. exchange-listed stocks and Instinet tied for second in NASDAQ-listed stocks when compared to a universe of over 1,500 brokers for which Plexus has applicable data. In another Plexus Group report published in December 2004 based on data for the 12 months ended June 30, 2004, Instinet was ranked first in execution quality in small trades (less than 2,000 shares) in both NASDAQ-listed stocks and U.S. exchange-listed stocks when compared to a universe of approximately 900 brokers for which Plexus has applicable data.

For non-U.S. securities that are not traded in U.S. markets, Instinet primarily provides direct connections to the principal non-U.S. exchanges on which those securities are listed, although customers can also trade directly with each other through Instinet where such trading is permitted by local regulations. Instinet also provides an automated market interaction system with smart-order routing technology for these non-U.S. securities. Instinet recently introduced its smart order-routing service for European equity securities, which is initially available for Dutch equities which trade concurrently on Euronext Amsterdam, the London Stock Exchange and on Instinet’s CBX. Instinet, through its affiliates, is a member of 13 non-U.S. exchanges and provides customers with direct access to those exchanges to execute their trades. For more than 15 additional non-U.S. markets, Instinet provides access through local exchange members.

Negotiating Orders. Our Instinet trading platform utilizes technology that allows our customers to communicate anonymously both with all customers and with specific customers who have placed an order or are advertising executed trades. As a result, customers can determine whether there is interest by another customer in a potential transaction and negotiate the volume and price of that transaction, all directly and anonymously through our system, without requiring any intermediation from anyone or displaying any of the communications or negotiations to other customers. This capability is designed to improve Instinet institutional customers’ performance and efficiency when executing large, complex orders and also allows customers to manage the delivery and execution of their orders by themselves to minimize the market impact of a large order and obtain price improvement and control.

Enhanced Block Trading. Instinet’s block trading functionality allows customers to trade large orders (or block orders) directly with other institutional buyers and sellers utilizing a choice of block crossing platforms. In January 2004, Instinet introduced CBX, an alternative trading platform that is based on Instinet’s previous trading platform, including its smart order-routing technology and anonymous communication and negotiation functionality, and has minimum order, trade-size and display-size parameters. Trading also takes place in after-hours and periodic crossing sessions, which can help institutional customers execute large blocks without market impact. In July 2004, Instinet introduced its intra-day crossing session, known as IDXSM, which provides regularly scheduled crossing sessions during regular market hours. Instinet believes the intra-day crossing provides enhanced liquidity for block trades. We believe this functionality helps Instinet institutional customers protect their identity and trading strategy, reduce market impact, control information leakage, reduce operational and transaction costs for large orders and increase their opportunity for superior execution.

The CBX platform is designed to give Instinet customers the opportunity to trade directly with each other without exposing their orders to other marketplaces unless they choose to do so. Customers control the extent they want to expose their orders to other marketplaces and can manage that exposure effectively and strategically through ProActive SmartRouterSM, which gives them exposure to a much broader liquidity pool than Instinet’s institutional liquidity pool alone. Introduced in January 2004, ProActive SmartRouter allows parts of an order in U.S. equity securities to be simultaneously displayed in both the CBX and multiple other U.S. trading venues, instead of merely directing orders to either Instinet’s institutional liquidity pool or one of the various markets to which Instinet is connected. Displaying an order in only one liquidity pool may carry the opportunity cost of missing the potential for price and size improvement in another liquidity pool. ProActive SmartRouter is designed to reduce that opportunity cost, and we believe use of the ProActive SmartRouter can result in price improvement for the customer.

Algorithmic Trading. Instinet has been offering its customers algorithmic trading for systematic trading in global equity markets for approximately 15 years. Instinet offers customers an ability to manage their trading strategy through a series of algorithms to automate their global order execution and stock selection. Customers may use predefined trading rule modules or may choose to customize the algorithms, while taking advantage of a wide variety of liquidity pools including certain securities crossing networks, ECNs and exchanges. We believe this functionality significantly increases our customers’ efficiency by making it easy to monitor thousands of orders across U.S., European and Asian markets simultaneously. Consistent with Instinet’s unconflicted agency model, there is no information leakage with the use of algorithmic trading. Instinet does not capitalize on customer trading information to benefit any proprietary trading interest since Instinet does not engage in proprietary trading. We believe Instinet’s algorithmic trading facilitates efficient, anonymous access to the markets while helping customers minimize market impact, achieve best execution, and, as a result, maximize returns.

Portfolio Trading. Portfolio trading allows a customer trading through Instinet to execute multiple orders in a number of different securities concurrently, including both orders to buy and sell shares of stock as well as securities that are based on an index or basket of stocks. This portfolio trading capability, combined with Instinet’s global access, also enables Instinet customers to manage and execute portfolios of securities denominated in a number of different currencies. Instinet’s portfolio trading services options are tailored to each customer’s unique trading requirements. Instinet offers advanced technology, such as Newport, to those customers who want self-directed trading, while our sales trading group offers skilled and professional individual sales traders who will trade for the customer without leveraging customer information for proprietary purposes, due to Instinet’s unconflicted model. Instinet’s portfolio trading also provides a tailored execution strategy for those customers who want a combination of electronic access and sales trading expertise, such as customers who request substantial sales trading assistance in the beginning, but gradually move toward self-directed trading as their in-house traders grow comfortable with the trading technology. Instinet offers a broker-neutral, execution platform that is designed to meet the needs of portfolio managers and traders executing baskets of global equities and provides a comprehensive view of simultaneously executed multiple-market orders. In addition, through Newport, customers have access to Instinet’s deep pool of global institutional liquidity and sophisticated routing technology.

International (Global) Portfolio Trading. Instinet provides services in Europe and Asia offering a global infrastructure that combines FIX connectivity, sophisticated trading front ends, algorithmic trading solutions, and access to exchanges, ECNs, and securities crossing networks worldwide. Instinet customers have the ability to use this platform to access liquidity in more than 30 equity markets worldwide, from their own desktops using unintermediated direct market access, or by trading through our experienced sales trading professionals located in London, Paris, Frankfurt, Tokyo and Hong Kong. Instinet offers a wide range of global trading capabilities such as portfolio trading, block trading, algorithmic trading, research, and direct market access. Instinet recently introduced its smart-order routing service in the European markets for European equity securities, which is initially available for Dutch equities which trade concurrently on Euronext Amsterdam, the London Stock Exchange and CBX. Instinet’s global offering also includes securities crossing services such as JapanCrossingSM, the only equities crossing network in Japan, which provides customers anonymous access to a substantial liquidity pool and helps eliminates market impact.

Other Services

Extended Hours Trading. Instinet allows customers to input orders for a security and execute the trade with other customers in Instinet’s institutional liquidity pool before, during and after normal market hours. This permits Instinet to make the liquidity pool generated by its customers available on a 24-hour basis. This service has also allowed Instinet to expand globally to include customers and markets in Europe and Asia, whose trading hours do not coincide with those in the United States. Extended hours trading has been a particularly important innovation for Instinet customers when material information about a market or company is released or reported after that market or the principal market for that company’s securities is closed. When a pre- or post-market price-moving event occurs, market participants can interact directly at their election to discover a price, which could be significantly different from the closing price, at which they can trade following dissemination of news regarding the event. For example, after Hewlett-Packard announced the resignation of its Chief Executive Officer, Carly Fiorina, before the open on February 9, 2005, 4.5 million Hewlett-Packard shares traded through Instinet between the close on February 8, 2005 and the open on February 9, 2005. This represented approximately 45% of average daily trading volume of Hewlett-Packard during the prior 90-day period.

Crossing Services. Through Instinet Crossing®, the automatic matching of orders at specified price levels, customers may enter buy or sell orders in U.S. traded securities for execution in a “crossing session.” In a crossing session, Instinet electronically aggregates all orders to buy or sell at a pre-specified time, matches (or “crosses”) them with other orders to sell or buy, respectively, and automatically executes them at a pre-determined benchmark price. A crossing trade will be executed only if there is a counterparty for that order (or portion of an order). Instinet Crossing provides an electronic platform with enhanced liquidity for block trades and better pricing outside regular trading hours than traditional brokerage or other intermediaries might provide, together with the reduced trading risk of a pre-determined benchmark price. Instinet has three crossing sessions each trading day, two of which occur outside of regular trading hours, the more significant of which is in the evening. Following the close of the market each day, Instinet has one crossing session for orders priced at that day’s closing price. Before the market opens, Instinet has another crossing session using the volume-weighted average price for that trading day. In addition, Instinet introduced its IDXSM in June 2004, which provides regularly scheduled crossing sessions during regular market hours. Instinet believes the intra-day crossing will provide enhanced liquidity for block trades.

In addition, Instinet offers customers a crossing system for Japanese equity securities. JapanCrossingSM enables customers worldwide to enter orders to buy or sell Japanese equity securities in a pre-market crossing session at the volume-weighted average price for that trading day. Instinet also offers its customers access to a crossing system for foreign currencies through the patent pending Instinet FX Cross®, a product of a strategic alliance with Citibank, N.A. The Instinet FX Cross, enables customers to execute large currency transactions anonymously at a transparent market price. The Instinet FX Cross currently offers three crossing sessions per day in 17 currencies, to be executed at the CitiFX Benchmark rate against Citibank, N.A., the counterparty.

Commission Management Services

Soft Dollar Program. Instinet is one of the largest independent providers of research and other brokerage services through soft dollar or other similar arrangements, and has offered soft dollar programs for over 15 years. Institutional investors often allocate a portion of their gross brokerage transaction fees for the purchase of independent third-party research products, as well as other brokerage services. The amounts allocated for those purposes are commonly referred to as soft dollar revenues. Instinet offers soft dollar programs in order to increase the amount of business institutional customers conduct through Instinet, thereby increasing its transaction volumes and the depth of its institutional liquidity pool. We continue to focus on these programs, as part of our efforts to strengthen our unconflicted global electronic agency brokerage business. Instinet is continuing to develop tailored packages of independent third-party research products for its various customer categories. In addition to the independent third-party research that Instinet provides to its customers through soft dollar programs, Instinet offers a proprietary research service from Great Lakes Review, through its subsidiary, Lynch, Jones & Ryan, which focuses on uncovering stock opportunities among lesser-known companies in the Midwest. Instinet customers, primarily institutional investors, generally use soft dollars or other similar arrangements to pay for these products and services as well.

In 2004, more than one-third of Instinet’s U.S. customers obtained third-party research services from us on a soft dollar basis. The portion of our transaction fee revenue representing soft dollar revenues is offset dollar-for-dollar by expenses we incur in paying for hedge fund expenses and research from independent third parties. Instinet made approximately $95 million in soft dollar payments to independent research providers on behalf of all customers trading through Instinet in 2004.

BrokerShareSM. Instinet’s patent pending BrokerShareSM system allows institutional customers to execute trades at Instinet and allocate a portion of their gross brokerage transaction fees to third party broker-dealers, chosen by the customer, for the purchase of the broker-dealer’s proprietary research products, as well as other brokerage services. BrokerShare enables Instinet customers to enter orders directly into Instinet, without the assistance of a third party broker-dealer, which gives customers the ability to execute trades without revealing their trading strategies to other broker dealers.

Instinet Research Partners. Consistent with our agency brokerage approach, we believe Instinet customers can benefit from availability of research provided by independent research providers who have an established track record of providing institutional investors with objective analysis of specific companies and sectors with no conflicts of interest with respect to the companies they analyze. These firms make use of non-traditional research methodologies, emphasizing an empirical methodology, primary information sources and strict neutrality, by combining a network of industry experts with market research and analysis in their industries. These independent research providers work directly with industry participants to explain and predict industry and company trends.

Instinet’s research is designed to enable its customers to design efficient portfolio and trading strategies. Instinet is currently an exclusive distributor of research for the following selected research providers:

•	Datamonitor is a leading strategic business information and market analysis company that provides highly customized research and analysis in pharmaceuticals and biotechnology.

•	Ross Smith Energy Group is an independent research service focused on the oil and gas sector using its skills in reservoir engineering, economics and financial analysis to evaluate oil and gas exploration and production companies.

•	Retail Intelligence Group is an independent market analysis and research company focused on providing investment research and statistical analysis on the retail and restaurant sectors.

•	Cross Industrial Research is an independent research service that focuses on the automotive supply chain from specialized components producers to global manufacturers, and on industrial sectors such as materials, construction and components.

Lynch, Jones & Ryan

Commission Recapture. As part of the transactional services Instinet provides to financial institutions, pension plans and other funds through their sponsors, such as corporations, unions, state and local governments, endowments and foundations, Instinet, through its subsidiary, Lynch, Jones & Ryan, enables customers to recapture a portion of the gross transaction fees that their fund managers pay us. As of December 31, 2004, Lynch, Jones & Ryan provided these services to approximately 1,400 of its financial institution, pension plan and other fund customers. In addition, Lynch, Jones & Ryan provides its plan sponsor customers with services that assist them when they transfer assets from one money manager to another. For example, Instinet Crossing® and Lynch, Jones & Ryan’s portfolio trading can help these customers manage this transition.

In addition to commission recapture, Lynch, Jones & Ryan provides its customers with a variety of portfolio transaction services.

Soft Dollar Program. Lynch, Jones & Ryan is an independent provider of research and other brokerage services through soft dollar or other similar arrangements, and has offered soft dollar programs for over 15 years.

Research. Lynch, Jones & Ryan offers customers proprietary research tools and services, including Great Lakes Review, which focuses on uncovering stock opportunities among lesser-known companies in the Midwest.

BrokerShareSM. Lynch, Jones & Ryan’s customers have the opportunity to participate in Instinet’s patent pending BrokerShare program.

Clearing and Settlement Operations.

INET, Instinet and Lynch, Jones & Ryan all self-clear through ICS, which enables Instinet to provide clearing and settlement services in nearly all of the markets in which we execute trades for customers. In December 2004, we closed our correspondent clearing business. Commenced in July 2000, this business had provided a package of clearing services to several securities brokers in the United States, including transaction processing, clearing and settlement of trades, recordkeeping and financing. We determined that the correspondent clearing business was not part of our current business strategy.

Competitive Strengths

Instinet Offers Unconflicted Pure Agency Brokerage Services

Instinet enables customers to anonymously execute their equity trading as efficiently as possible while helping them minimize market impact, achieve best execution, and, as a result, maximize returns. Instinet’s technology is designed to route orders to the best price automatically with no built-in preference for any particular marketplace. For more than 30 years, we have built our business based on maintaining the anonymity of, and acting in the best interest of, our customers. As a pure agency broker, Instinet has no business interests that compete with the trade performance of our customers. Our business is structured to maintain customer anonymity and ensure that their trading intentions and strategy will not be compromised.

Instinet Offers Customized Customer Solutions

Instinet offers, and is continuing to develop, product and service offerings tailored to the specific needs of customers. Instinet believes that by offering customers a tailored package of services and order management and execution functionality, together with anonymous trading and efficient connections to other trading platforms, Instinet can enhance customers’ ability to achieve their specific trading objectives.

Instinet Offers Compelling Benefits to Our Customers

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

Instinet offers its customers sales trading expertise, advanced trading technology and tools, and sophisticated routing technology to allow them to interact with Instinet’s institutional order flow on the CBX platform and access other U.S. trading venues, including the INET liquidity pool, and almost 30 non-U.S. securities markets, in order to seek superior execution of their trades. Instinet customers can also display orders for U.S. equity securities in multiple U.S. trading venues simultaneously through Instinet’s ProActive SmartRouter. Outside of the U.S., Instinet recently introduced its smart order-routing service for European equity securities, which is initially available for Dutch equities which trade concurrently on Euronext Amsterdam, the London Stock Exchange and on CBX. We believe that this technology, together with Instinet’s other tools and services, enables Instinet to provide institutional customers with the ability to trade equities quickly and reliably at competitive rates, the opportunity for price and size improvement and reduced transaction costs in executing their trades.

Furthermore, Instinet believes that one of the biggest concerns of institutional investors in securities trading today is the market impact that results from the disclosure of their identity and trading intentions. Because of their concern, customers often seek to break up orders to hide their overall intentions. If the market becomes aware of a large investor seeking to sell securities, the price of those securities may drop before the investor’s position can be fully liquidated. Similarly, market awareness of a large investor seeking to buy a large amount of securities may result in an increase in the price of the securities before the order can be fully executed. Instinet allows institutional customers to trade directly but anonymously with other institutions through the CBX platform, reducing the potential for this market impact, which we believe can result in better pricing for the customer. Trading also takes place in after-hours and periodic crossing sessions, which can help institutional customers execute large blocks without market impact.

Instinet believes that another major concern of institutional investors is the market impact that results when a customer uses algorithms to trade with a broker that also trades for its own account. This broker’s knowledge of their algorithms’ trading behavior allows them to take positions in the market that place them in direct competition with their institutional customers. This does not happen at Instinet because it is an agency broker with no proprietary trading desk. This unconflicted business model prevents Instinet’s sales traders from leveraging customer information for proprietary purposes and allows Instinet to ensure the anonymity of its customers and the confidentiality of their trading strategies.

Instinet Has Strong Customer Relationships and Brand Awareness

Instinet pioneered an electronic screen-based trading system over 30 years ago and is committed to building strong relationships with our customers through our unconflicted pure agency brokerage. As a result, Instinet has strong name and brand recognition among broker-dealers and institutional investors.

Instinet Offers a Broad Range of Services

Through Instinet, we offer our customers a wide variety of services including sales trading expertise, sophisticated technological tools and brokerage services to institutional customers on a global basis. Companies acting solely as ECNs are generally limited to small order electronic execution and order routing. Instinet’s broader business model extends beyond these functions, and we provide service offerings tailored to our customers’ diverse trading needs. These service offerings include a variety of trading services as discussed above, and clearing and settlement, all of which add value for our customers.

Instinet is also one of the largest global independent providers of research and other brokerage services through soft dollars or other similar arrangements, and one of the largest providers of commission recapture services to pension plan sponsors and managers and other financial institutions.

Instinet Operates Globally

For more than 15 years, Instinet has delivered solutions for trading in international markets. Instinet was among the first broker dealers to offer customers electronic and unintermediated access to global markets. Today, Instinet combines powerful technology with the expertise of sales-traders to provide institutional customers access to more than 30 securities markets worldwide, which allows Instinet to help customers locate liquidity and minimize market impact globally. Instinet, through its affiliates, is also a member of 13 non-U.S. exchanges. As of December 31, 2004, approximately 490 customers in Europe and approximately 150 customers in Asia had access to the Instinet trading system. A total of approximately 5.7 million transactions in non-U.S. equity securities were executed through Instinet’s systems in 2004.

In addition, Instinet is a global independent provider of research and other brokerage services through soft dollar and similar arrangements and a significant provider of commission recapture services to pension plan sponsors and managers and other financial institutions. We also offer customers a choice of full service agency sales trading or direct market access services worldwide.

Instinet has a Proven Ability to Innovate and Adapt

We have been an innovator in using technology to enhance securities trading, have seized market opportunities and have adapted to numerous changes in our operating and regulatory environment while continuing to grow. Some of our most significant developments include the following:

•	In the late 1990s, we adapted to cost and pricing pressures in our equities business, to the introduction of the SEC’s order handling rules, which substantially changed activity for NASDAQ participants, and to the SEC’s adoption of Regulation ATS, which imposed new requirements on our activities. We enhanced and modified our services, lowered our prices and changed our cost structure to adjust to these changes in our operating environment.

•	In response to the increasing volumes in cross-border trading and the fragmentation of securities markets, we offered our customers ways to access multiple liquidity pools. We introduced the first integrated electronic trading platform to permit direct electronic access to equities markets across Europe, together with facilities to negotiate and trade directly and anonymously with other customers.

•	We introduced one of the first order management tools that allowed customers to manage, deliver and execute baskets of securities in the NASDAQ market. We also introduced tools that allow customers to use our technology to enter alternative pricing for trades (commonly referred to as discretionary pricing) or for alternative trade sizes (commonly referred to as reserve book features), which had in the past required a high degree of manual intervention.

•	In 2002, we introduced Newport, a patent pending execution management application for portfolio trading that is unique in that it allows customers to organize and manipulate database components supporting the interface instead of only permitting the customization of the display features.

•	In January 2004, we introduced ProActive SmartRouterSM, the first routing technology that allows customers to simultaneously display orders for U.S. equity securities both on Instinet’s CBX trading platform, which is our block trading system with minimum order, trade-size and display-size parameters that we also introduced in the first quarter of 2004, and in multiple other U.S. markets to which Instinet is connected, instead of merely directing orders to either Instinet’s own liquidity pool or one of the various markets to which Instinet is connected. In January 2005, Instinet introduced its smart-order routing service in the European markets for European equity securities, which is initially available for Dutch equities which trade concurrently on Euronext Amsterdam, the London Stock Exchange and on Instinet’s CBX.

Instinet Has an Established Technology Infrastructure

Instinet developed one of the earliest electronic trading businesses and introduced the first screen-based system through which institutional investors could trade NASDAQ-listed stocks directly with each other. Instinet’s current technology enables our customers to access the liquidity pools within our own electronic trading systems in order to trade these securities with one another or to access one of the various markets to which we are connected. Instinet’s technology allows our customers to display orders simultaneously both on our own liquidity pools and in multiple other U.S. markets to which we are connected. Instinet continues to develop and enhance our technology to provide our customers efficient access to our internal liquidity pools and to most other liquidity pools, resulting in enhanced order execution and order management capabilities and the opportunity for superior execution. Instinet believes that our ability to use advanced technology effectively to improve our services has been a key component in the development of our business.

Strategy

Instinet’s objective is to continue to strengthen its global electronic agency brokerage business both in the United States and internationally and align its resources to provide customers with a complete, customized service offering. We believe that Instinet is uniquely positioned to provide these benefits to its customers through its unconflicted business model, sophisticated trading expertise, advanced technological trading solutions, and direct, efficient and unbiased access to other Instinet customers and other U.S. and global equity markets.

The principal elements of Instinet’s strategy include:

Continue to Enhance Instinet’s Products and Services. Both in the United States and internationally, Instinet will continue to focus its initiatives on developing products and services to meet its customers’ specific needs in an effort to improve their execution performance by reducing their transaction costs, providing better pricing for their trades and enabling them to manage increasingly complex global equity trading strategies. Instinet recently re-aligned its institutional brokerage to better serve the needs of institutional customers to achieve best execution by avoiding market impact. In recognition of the growth of electronic trading in the United States, Instinet recently created a separate Electronic Trading Group from its domestic Sales Trading Group, similar to its existing trading groups in London, to create a more streamlined and effective business that further serves its customers’ individual needs. We believe this separation will enable customers to choose the best way to manage their trading strategies; customers can rely on Instinet’s sales trading expertise to execute their trading strategies or can take direct control of their orders and lower their transaction costs with direct market access. Instinet will enhance its direct market access offering by improving the ease of use and accessibility of its innovative algorithmic trading solutions, and increasing the number and type of algorithms, pre-determined and customized, available to customers. We believe broadening our algorithm offers will increase our customers’ trading efficiency. Instinet also intends to continue to innovate and expand its offering of sophisticated trading services, unconflicted professional sales trading expertise and advanced technological trading tools and products in order to enhance its customers’ individual equity trading objectives.

On February 28, 2005, we entered into a definitive agreement to acquire Bridge Trading, a soft-dollar execution broker, from Reuters. With Bridge Trading’s strong client-base and expertise in listed-trading, we believe this acquisition will give us the opportunity to grow our client base, increase our exchange-listed trading volume and expand our offerings to the institutional investor community.

Continue to seek improved cost structure and margins. We intend to continue to focus our efforts on increasing the efficiency of our cost structure and improving our margins through cost reduction efforts. In our non-U.S. operations, we intend to seek reductions in costs associated with post-trade processing in order to improve our profitability and gross margins.

Expand Instinet’s Independent Research Offering. In response to customer demands for research that is independent and objective, in June 2004 Instinet launched Instinet Research Partners, offering customers access to a broad range of high-quality investment research through exclusive distribution agreements with independent research providers that produce research based on direct, unconflicted access to primary sources of information. Instinet intends to continue to expand its independent research offering by pursuing relationships with additional independent research providers.

Strengthen Instinet’s Global Offering. Instinet intends to continue to improve its competitive position in the international markets and strengthen its global offering. Instinet currently offers a wide range of global trading capabilities such as portfolio trading, block trading, algorithmic trading, research, and direct market access. Instinet will continue to leverage its proprietary technology to globally expand its algorithmic offering. In January 2005, Instinet introduced its smart order-routing service in the European markets for European equity securities. This service will be initially available for Dutch equities which trade concurrently on Euronext Amsterdam, the London Stock Exchange and Instinet’s CBX. In addition, in the second half of 2004, Instinet began deploying Newport to those customers who trade in the Asian markets but are not based in Japan and will support customers trading Japanese equities on behalf of Japanese pension and mutual funds in the second half of 2005 to coincide with new regulations permitting greater use of electronic trading alternatives by these customers.

Competition

The financial services industry generally, and in particular, the securities brokerage business in which we engage is very competitive, and we expect competition to remain intense in the future. We expect to face competition from a number of different sources varying in size, business objectives and strategy. We compete with the following entities and types of entities, among others:

•	traditional broker-dealers acting as agent or principal;

•	traditional and electronic trading methods in use on U.S. and international exchanges, including the electronic matching systems of international exchanges;

•	brokers who provide access to NYSE, other exchanges, NASDAQ Market CenterSM, and ECNs;

•	ECNs, ATSs, electronic brokers and other electronic trading systems, including but not limited to Liquidnet, Inc. and ITG, Inc.’s POSIT;

•	automated trade execution services developed by third party vendors for commercialization in a wide range of financial products markets;

•	commercial banks and other financial institutions; and

•	trading system software companies.

Instinet competes on the basis of a number of factors, including:

•	total transaction cost;

•	price improvement;

•	quality and frequency of executions;

•	depth and breadth of our liquidity pools;

•	speed and quality of connectivity to other trading markets;

•	anonymity of customer orders;

•	quality of service;

•	functionality and ease of use of our trading platforms; and

•	reputation.

We have experienced intense price competition in our equity securities business in recent years that may continue as a result of continuing advances in technology, increased customer awareness and regulatory scrutiny of execution costs, and continuing unbundling of financial services.

Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. We continue to seek ways to enhance our products and services; leverage our unconflicted, agency business model; enhance our independent research offering; maintain competitive prices and offer competitive services.

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

Competition may remain intense for the following principal reasons:

•	When the profitability of broker-dealers came under significant pressure due to the general economic downturn as well as the impact of decimalization, broker-dealers increased their focus on expenses and awareness of cost. Although volumes have improved somewhat recently, the focus on trading costs and resulting price pressure may persist.

•	As our customers have improved their technology, their ability to change their trading venue has increased, allowing changes based upon relatively small changes in prices. This trend may persist.

•	The NYSE has proposed enhancements to its NYSE Direct+® system to expand market participants’ ability to execute orders electronically on the NYSE.

•	Regulatory changes have altered, and may continue to alter, the competitive landscape in which we operate. Sometimes these changes give our competitors competitive advantages over us. For example, the structure of the U.S. equity securities markets may be due for significant changes as a result of the SEC’s proposed Regulation NMS.

•	Multi-service competitors are able to cross-subsidize their agency brokerage and market making activities, with which we directly compete, with their revenues and profits from their other activities in which we do not engage, such as principal trading and investment banking.

•	New competitors have emerged, including companies who provide use of order routers or similar technology that may not need to have any securities industry experience or be subject to securities industry regulations and potentially may compete against us effectively with lower overhead costs. Some of these competitors may also be better positioned than we are to exploit recent developments in Internet-related technology and to build more attractive or flexible competing products that could capture some of our business.

•	A variety of existing companies may seek to expand their own businesses to compete against us because of the size of the securities markets, the relationships between information and trading, and the importance of technology in creating efficient trading systems. These potential competitors could include companies that provide trading services for products and services other than securities, software companies, information and media companies, and other companies that are not currently in the securities business.

•	Commercial banks and other financial institutions have expanded their product offerings to include many of the financial services traditionally provided by broker-dealers. We expect competition from commercial banks to increase as a result of regulatory initiatives in the United States to remove or relax restrictions on combining commercial banks and other types of financial service providers.

•	Consolidations and alliances among broker-dealers and between commercial banks and broker-dealers have resulted, and we believe will continue to result, in increasingly large and well- capitalized financial service providers. Consolidation has occurred between multi-service financial institutions and market makers (including exchange specialists) that could result in better-capitalized market makers that compete directly with us and our agency brokerage model.

•	As a result of decimalization and other factors, some market makers continue to move from a business model in which they trade as principal for their own account to an agency business model in which they charge commissions rather than profit from the “bid-ask” spread. The SEC’s interpretation of Section 28(e) of the Exchange Act allowing institutional investors to obtain soft dollar credits from certain transactions executed through broker-dealers on a “riskless” principal basis, rather than only on an agency basis, may further encourage this trend. These developments may increase our competition, particularly in the provision of soft dollar programs.

For a further discussion of the risks relating to our competitive environment, see “Certain Factors that May Affect Our Business — Risks Related to Our Industry —We Face Substantial Competition That Could Reduce Our Market Share and Harm Our Financial Performance.”

Technology

Instinet uses a range of sophisticated technologies, including Linux, Tibco’s Rendezvous, Oracle, Java and J2EE, for the various components of its systems, including its central order matching engines, crossing services and order management functions.

Currently, customers can access Instinet’s trading platform through Instinet® display screens, direct links to Instinet’s systems from those of its customers using the Financial Information Exchange (FIX) protocol or Instinet’s proprietary software. Recent products that Instinet has developed to access its marketplace include:

•	Instinet Trading Portal®, Instinet’s trading application primarily for active asset managers and hedge funds. Portal’s Internet-based deployment strategy is designed to substantially reduce communication and field service costs associated with traditional customer display screens.

•	NewportTM, a patent pending program-trading solution aimed primarily at passive and quantitative fund managers. Newport allows for interaction between multiple traders at one customer site, the automation of trading using algorithms created by the customer, customization of the interface by the customer and integration with other systems commonly used by these customers, which improves customers’ ability to execute program trades in global markets.

•	Direct-FIX technology, technology that offers enhanced trade reporting functionality and access to Instinet’s smart order-routing technology and market data.

Most of the methods of connecting to Instinet’s system are by means of dedicated networks provided by Radianz, which is currently wholly-owned by Reuters. However, Instinet also provides alternative methods of connectivity, if possible, to those customers who choose not to use Radianz. Instinet no longer provides proprietary communications and connectivity systems to customers, but instead offers various other methods of connectivity, including Internet-based systems and technology provided by third party vendors. As a result, Instinet customers are responsible for their own communications and connectivity requirements. The availability of alternative methods of connectivity also provide Instinet customers with multiple options for access to Instinet’s trading platform.

Clearing and Settlement. ICS’ clearing and settlement operations are similar in design and function to other clearing brokers. ICS is responsible for a variety of activities that take place after a securities trade has been executed, including confirming trades before settlement, submitting executed transaction information to industry clearing and settlement utilities, managing failed trades, communicating trade and settlement data including allocations to customers, managing corporate actions and updating and maintaining books and records. Instinet handles customer ticketing and processing of allocations while ICS uses its proprietary Clearing Information SystemTM (CIS) to handle communications with industry clearing agents, depositories and books and records processing providers. In February 2003, INET substantially replaced portions of CIS with a new system for the processing of trades for its U.S. broker-dealer customers. This new system has improved the efficiency of our clearing services by providing increased capacity to process significantly higher volumes of trades for these customers. In the third quarter 2004, ICS substantially completed the replacement of the remainder of CIS with a new system for the processing of trades for institutional customers. We anticipate the replacement of the customer ticketing function and processing of allocations for institutional customers to be completed by the end of the second quarter of 2005. For processing of books and records, ICS uses Automated Data Processing, Inc. (ADP) in the United States, Nomura Institute’s I-Star system in Japan, SLIB, or the Euronext books and records system in France and on Euronext, and ACT Fiscal for all other non-U.S. business. We are currently considering replacing ACT Fiscal with another system during 2005.

Marketing and Communications

Instinet’s marketing and communications strategy is focused on the following goals:

•	Creating awareness and positive perceptions of key products and services, including unconflicted sales trading expertise, access to liquidity pools around the globe, and intelligent trading tools, as well as Lynch, Jones & Ryan’s commission recapture services.

•	Increasing business with existing customers as well as attracting new customers.

We pursue these goals through a combination of several marketing communications strategies. These include print advertising, interactive marketing on our own websites and other online channels, sponsorships of customer events, direct one-to-one marketing, traditional public relations, a variety of alliances and co-marketing programs and the production of customer newsletters, premiums and promotional items. We also develop white papers and sponsor and conduct studies on topics that we believe are relevant to our customers and potential customers, such as transaction cost and trading execution quality. Through our website, prospective customers can get detailed information on our services, as well as news about us and our market environment.

INETSM

Business

INET is an electronic marketplace that offers U.S. broker-dealers one of the largest liquidity pools in NASDAQ-listed stocks, as well as liquidity in U.S. exchange-listed securities and significant market share in ETFs. This electronic marketplace executes trades quickly and reliably, while operating at a low cost. INET also provides its customers with access to other major U.S. trading venues.

During 2004, INET, which represents the consolidated broker-dealer order flow of the former Instinet and Island ECNs, accounted for 25.1% of the total trading volume in NASDAQ-listed stocks compared to 23.8% in 2003. In 2004, INET’s average daily matched trading volume in NASDAQ-listed stocks increased 5.9% to 449 million shares from 424 million shares in 2003. During 2004, INET also accounted for 3.4% of the total trading volume in U.S. exchange-listed stocks compared to 2.3% in 2003. INET’s average daily matched trading volume in U.S. exchange-listed stocks increased 34.4% to an average volume of 70 million shares from 52 million shares in 2003. Matched volume reflects transactions where the buyer and seller are matched on INET. Routed volume increased to 112 million shares in 2004 from 36 million in 2003. More than 80% of INET customers’ transactions are generally executed within its internal liquidity pool.

For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Calculation of Volumes — INET, The electronic marketplace.”

Customers

As of December 31, 2004, INET provided equities trading services to approximately 800 broker-dealer customers in the United States.

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

Trading Platform and Services

INET offers its customers matching and routing services through its ECN, including the following:

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

Trading Platform. As part of INET’s efforts to consolidate its order handling trading applications into a single platform, in the fourth quarter of 2004, INET completed the deployment of the INET Terminal, INET’s new proprietary market data and order handling trading platform that permits its customers to place orders in INET’s marketplace. The INET Terminal is designed for reliable, anonymous, high-speed trading at low cost and offers advanced order functionality that we believe allows our customers to control transaction costs and to obtain superior execution by managing their own trade strategies.

Infocenter. Infocenter is an automated Internet-based system for INET customers that provides quick access to customer trade information, billing, and other customer related information. Infocenter also enables INET customers to place new orders through the Internet and manage existing orders, although it does not allow customers to view other orders on the INET platform or access other major U.S. trading venues.

Support Services. INET has a dedicated staff that provides customers with technical assistance in the use of INET’s screen-based trading systems. INET also allows customers to place orders by telephone with its customer support staff, who enter the orders into INET’s system on behalf of a customer.

Extended Hours Trading. INET allows customers to input orders for a security and execute trades with other customers in our liquidity pool before, during and after normal market hours. This permits INET to make the liquidity pool generated by its customers available from 7:00 a.m. until 8:00 p.m., New York City time.

Co-Location Services. INET’s co-location services allow customers to place their trading systems, including servers and telecommunications equipment, inside INET’s co-location facility within the data center in Jersey City, NJ. This co-location facility is directly connected to the INET ECN, allowing customers to establish and maintain a continuous local area network (LAN) connection to INET protocols and data feeds such as ITCH®, OUCH®, and FIX. INET believes this service offers its customers the opportunity to realize substantial savings in infrastructure and market data costs while leveraging INET’s superior liquidity and speed, potentially resulting in faster executions and improved execution quality.

INET recently developed its own smart-order routing technology, known as RASHSM, or Routing and Special Handling, that will provide access to either the INET liquidity pool or one of the various markets to which it is connected and will eliminate INET’s need to use Instinet’s smart order-routing technology. RASHSM will also enable customers to enter advanced order types such as pegging (pricing of orders relative to the current market price for a security), reserve (entering a large order while only displaying a portion of it to the market) and discretionary orders (display of non-active orders at discretionary prices that only become active orders when shares are available within the discretionary price range). We expect to substantially complete the deployment of RASH to all customers by the end of the second quarter of 2005.

Competitive Strengths

INET is a Market Leader

INET, our ECN, offers its U.S. broker-dealer customers the combined liquidity of the former Instinet and Island ECNs. INET has retained the aggregate market share of both ECNs by consolidating the order flows of the two liquidity pools onto the INET matching engine and, as a result, INET offers direct trading between diverse customers that creates one of the largest liquidity pools in NASDAQ-listed stocks, as well as liquidity in U.S. exchange-listed securities and significant market share in ETFs. In 2004, INET accounted for 25.1% of the total trading volume in NASDAQ-listed stocks. For an explanation of how we calculate our trading volumes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Calculation of Volumes— INET, The electronic marketplace.”

INET is an Efficient and Anonymous Liquidity Pool

INET enables customers to efficiently and anonymously execute their equity trading. INET operates without market intermediaries, such as specialists on the NYSE or market makers on NASDAQ for trade execution. INET has no business interests that compete with the trade performance of its customers and is structured to maintain customer anonymity and ensure that its customers trading intentions and strategy are not compromised.

INET’s Technology Offers Low Cost, Speed, Reliability and Functionality

INET’s trading platform is designed for reliable, anonymous, high-speed electronic trading at low cost. It also offers advanced order functionality that we believe allows our customers to control transaction costs and to obtain superior execution by managing their own trading strategies. INET’s current technology enables customers to access our own internal liquidity pools or to access one of the various markets to which we are connected through the use of Instinet’s smart order-routing technology. INET is currently developing its own smart order-routing technology for use solely by INET customers. INET continues to develop and enhance its technology to provide customers efficient access to our internal liquidity pools and to most other liquidity pools, resulting in enhanced order execution and order management capabilities and the opportunity for superior execution. We believe that our ability to use advanced technology effectively to improve our services has been a key component in the development of our business.

Strategy

INET is focused on continuing to deliver systems and services that empower its customers to reduce their total transaction costs, improve execution quality and better achieve their trading objectives. INET’s objective is to increase its market share in NASDAQ-listed and U.S. exchange-listed stocks, strengthen its competitive position in the U.S. equities markets and continue to offer efficient, low-cost and technologically sophisticated trading solutions. We believe that INET’s substantial liquidity pool, competitively priced services, high-speed and reliable technology, and routing services will enable INET to achieve these goals.

The principal elements of INET’s strategy include:

Maintain and Expand Liquidity. INET continues to seek ways to maintain and expand its trading volumes in the U.S. markets for NASDAQ-listed and U.S. exchange-listed stocks. As part of its plans to build market share and strengthen its competitive position in U.S. equities securities, INET successfully completed the consolidation of the Instinet and Island ECN order flow into its single marketplace in February 2004 and INET has retained the aggregate market share of both ECNs prior to the consolidation. INET announced at the end of December 2004 an initiative involving market data revenue sharing for American Stock Exchange-listed securities which will allow customers that add liquidity to the INET ECN in these securities, including ETFs, to receive fifty percent of the market data revenue that INET receives. In addition, INET continues to focus on capitalizing on its routing services to further build up its liquidity. INET also has significant market share in ETFs, and is continuing to explore various initiatives and pursue regulatory changes to increase its market share in these and other U.S. exchange-listed stocks.

Pursue Exchange Registration. To further enhance its competitive position, INET is currently considering registering as a national securities exchange. See “Certain Factors that May Affect Our Business — Risks Related to Our Industry.” If this initiative is successful, INET would no longer be subject to regulation by the NASD or another SRO. INET believes that this may allow it to obtain greater efficiencies in its business, create a more level playing field with its direct competitors, and allow it to capture a larger share of market data revenue. INET continues to discuss its draft application with the SEC.

Improve Efficient Technology and Maintain Low-Cost Infrastructure. INET intends to continue to make its technology more efficient while maintaining its low-cost infrastructure. As part of INET’s efforts to consolidate its order handling trading applications into a single platform, in the fourth quarter of 2004, INET completed the deployment of the INET Terminal, INET’s new proprietary market data and order handling trading platform, which permits its customers to place orders in INET’s marketplace. In addition, INET recently developed its own smart-order routing technology, known as RASH. INET believes this advanced technology will provide customers with greater flexibility in their routing abilities and enable INET to continue to reduce its technology costs by eliminating the need to use Instinet’s smart order-routing technology. In addition, INET continues to operate with approximately 80 employees, enabling it to maintain its low-cost structure.

Competition

The financial services industry generally, and in particular, the securities brokerage business in which we engage is very competitive, and we expect competition to remain intense in the future. We expect to face competition from a number of different sources varying in size, business objectives and strategy. We compete with the following entities and types of entities, among others:

•	traditional and electronic trading methods in use on U.S. exchanges and ATSs, including NYSE specialists and the electronic matching systems of U.S. exchanges and ATSs such as:

•	NASDAQ’s Market CenterSM system, which enables market participants to trade electronically in NASDAQ-listed and U.S. exchange-listed stocks;

•	Archipelago Exchange, which is the Pacific Exchange’s electronic equity trading facility;

•	NYSE, including NYSE Direct+®, which enables market participants to enter limit orders to execute electronically against the best-priced buy and sell orders displayed on the NYSE, the NYSE’s Institutional XPressTM, and NYSE OpenbookTM products;

•	ECNs, ATSs, electronic brokers and other electronic trading systems, including but not limited to Brut ECN and Bloomberg Tradebook;

•	automated trade execution and routing services developed by third party vendors for commercialization in a wide range of financial products markets;

•	trading system software companies; and

•	traditional broker-dealers.

INET competes on the basis of a number of factors, including:

•	total transaction cost;

•	amount and frequency of price improvement;

•	quality and speed of executions;

•	price per trade;

•	transparency;

•	depth and breadth of liquidity pools;

•	speed and quality of technology and connectivity to other trading markets;

•	anonymity of customer orders;

•	quality and reliability of service and technology;

•	functionality and ease of use of our trading platforms; and

•	reputation.

INET has experienced intense price competition in our equity securities business in recent years that may continue as a result of continuing advances in technology, regulatory limitations, abundance of providers and ease of entry into the business, and increased customer awareness and regulatory scrutiny of execution costs.

Some of our competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than we can. To maintain our customer base and attempt to counter this pressure, we have aggressively reduced pricing, reduced fees for taking liquidity and offered rebates for providing liquidity for our U.S. broker-dealer customers, and offered rebates for taking liquidity and charged fees for providing liquidity in non-ETF exchange-listed stocks. In addition, we seek to continue to maintain and expand liquidity, maintain competitive prices and offer competitive services.

Competition may remain intense for the following principal reasons:

•	When the profitability of broker-dealers came under significant pressure due to the general economic downturn as well as the impact of decimalization, broker-dealers increased their focus on expenses and awareness of cost. Although volumes have improved somewhat recently, the focus on trading costs and resulting price pressure may persist.

•	As our customers have improved their technology, their ability to change their trading venue has increased, allowing changes based upon relatively small changes in prices. This trend may persist.

•	NASDAQ is a for-profit entity that operates the NASDAQ Market CenterSM, an order-driven execution system that directly competes with ECNs, ATSs, and exchanges. NASDAQ continues to make changes to Market Center to enhance its competitiveness. NASDAQ’s enhancements to Market Center are intended to further its ability to compete with us and other market participants for order flow, trading volume, and revenues.

•	The NYSE has proposed enhancements to its NYSE Direct+® system to expand market participants’ ability to execute orders electronically on the NYSE.

•	Regulatory changes have altered, and may continue to alter, the competitive landscape in which we operate. Sometimes these changes give our competitors competitive advantages over us. For example, the structure of the U.S. equity securities markets may be due for significant changes as a result of the SEC’s proposed Regulation NMS.

•	Competitors who apply for and receive status as securities exchanges or facilities of an exchange will be able to benefit from their exclusive participation in the various NMS systems. As a result, these competitors may have an advantage over us in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and NASDAQ-listed stocks. In addition, there may be other potential competitive advantages associated with securities exchange status, including a role in the governance of NMS systems, a share of the revenues generated by the sale of consolidated market data to vendors and market participants, and direct connectivity to NMS systems. In addition, as exchanges, these competitors would become SROs or SRO facilities, no longer subject to regulation by the NASD or another SRO. NASDAQ has applied to register as a national securities exchange. Another competitor, Archipelago Exchange, currently operates as the equity trading facility of the Pacific Exchange. On January 3, 2005, Archipelago Holdings entered into a definitive agreement to purchase the Pacific Exchange.

•	Competitors may be able to obtain advantages over us through their association with SROs that impose less restrictive rules and regulations on their operations than our SROs apply to us. These SROs also may share a greater percentage of revenues they obtain from these competitors’ trading activity with them than our SROs share with us. For example, the NASD regulates and polices the NASDAQ market, regulates the activities of our U.S. broker-dealer subsidiaries, holds a controlling stake in NASDAQ and operates the ADF. The NASD is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to NASDAQ’s competitive benefit as a securities marketplace and our competitive disadvantage.

•	Multi-service competitors are able to cross-subsidize their market making activities, with which we directly compete, with their revenues and profits from their other activities in which we do not engage, such as principal trading and investment banking.

•	New competitors have emerged, including companies who provide use of order routers or similar technology that may not need to have any securities industry experience or be subject to securities industry regulations and potentially may compete against us effectively with lower overhead costs. Some of these competitors may also be better positioned than we are to exploit recent developments in Internet-related technology and to build more attractive or flexible competing products that could capture some of our business.

•	A variety of existing companies may seek to expand their own businesses to compete against us because of the size of the securities markets, the relationships between information and trading, and the importance of technology in creating efficient trading systems. These potential competitors could include companies that provide trading services for products and services other than securities, software companies, information and media companies, and other companies that are not currently in the securities business.

•	Consolidations and alliances among exchanges have resulted, and we believe will continue to result, in increasingly large and well- capitalized competitors enabling them to better compete with us.

•	Certain ATSs that are not subject to the fair access requirement of Regulation ATS in particular securities may have greater flexibility than INET in pricing their services to specific customers and therefore may have a competitive advantage over INET in attracting the business of such customers.

•	NASDAQ currently acts as exclusive SIP for NASDAQ-listed stocks, and the SROs trading NASDAQ-listed securities, including NSX, are required to provide quotation and trade data to NASDAQ in its role as exclusive SIP. NASDAQ receives a share of the fees its collects from market participants to whom it disseminates these data. This role has given NASDAQ certain financial and other competitive advantages. In recognition of NASDAQ’s role as a competitor, however, the replacement of NASDAQ as exclusive SIP is expected to occur sometime in the future. See “Our Business— Industry Background” and “— Regulation.”

For a further discussion of the risks relating to our competitive environment, see “ Certain Factors that May Affect Our Business — Risks Related to Our Industry— We Face Substantial Competition That Could Reduce Our Market Share and Harm Our Financial Performance.”

Technology

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

Customers can access INET’s trading platform either directly, through the use of INET’s proprietary technology, or through third-party trading platforms for which INET has developed various products to allow those trading platforms to access its trading platform. Products that INET has developed to access its trading platform include:

•	INET Terminal, a proprietary market data and order handling trading platform that permits its customers to place orders in INET’s marketplace. The INET Terminal replaced Inlet®, INET’s former proprietary Java-based, Internet-based market data and order handling trading application. The INET Terminal also allows INET U.S. broker-dealer customers to access other major U.S. trading venues, including other ECNs and the NYSE. The INET Terminal is designed for reliable, anonymous, high-speed trading at low cost. It offers advanced order functionality that we believe allows our customers to control transaction costs and to obtain superior execution by managing their own trade strategies. INET discontinued use of Inlet in March 2004 and completed the deployment of the INET Terminal in the fourth quarter of 2004.

•	OUCH®, a proprietary protocol that provides subscriber customers with a fast, efficient means of entering orders in INET’s trading platform. OUCH allows investors to access INET’s trading platform, either directly or through a third-party trading platform, to place orders and monitor order and trade information. All orders, whether entered by direct OUCH users or users of INET’s other connectivity products, are entered into INET’s trading platform through the OUCH protocol.

•	ITCH®, a data feed provided to customers and vendors that disseminates INET’s order and trade information. INET’s data feed contains information concerning buy and sell orders, last match price, and other information that is specific to INET’s system. INET’s data feed utilizes a proprietary protocol specifically designed for the high-speed dissemination of real-time order book information. INET has entered into arrangements with data vendors such as Reuters and Bloomberg that repackage INET’s data feed and sell it to others.

•	BookViewer® a proprietary Internet application that provides a free, real-time, interactive venue for customers and the public to view the INET order book.

•	FIX Connectivity, a product that allows subscriber customers and vendors that have adopted the FIX protocol to connect to INET’s trading platform quickly without incurring significant additional technology costs.

Currently, INET provides its customers with access to other major U.S. trading venues by allowing its customers to connect directly to Instinet’s smart order-routing technology through the INET Terminal. INET recently developed its own smart-order routing technology, known as RASH, that will eliminate INET’s need to use Instinet’s smart order-routing technology.

INET offers various methods of connectivity, including Internet-based systems and technology provided by third party vendors. INET customers are responsible for their own communications and connectivity requirements. The availability of alternative methods of connectivity provides INET customers with multiple options for access to INET’s trading platform.

In the second quarter of 2004, INET phased out IslandNet, INET’s managed network service that provided simplified connectivity to INET’s trading platform and fully-redundant access over a private network to INET’s full range of products. Although INET no longer offers IslandNet to new customers; INET has made arrangements through Radianz to accommodate those customers still using IslandNet. INET has also partnered with other leading providers of front-end trading platforms, network services and trade and order management systems to expand access to INET’s matching services and data information. These third-party systems generally connect to INET’s trading platform through OUCH® or FIX and then redistribute this connectivity to their customers.

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

Marketing and Communications

INET’s marketing and communications strategy is focused on the following goals:

•	Creating awareness and positive perceptions of INET’s deep and diverse liquidity, reliability, speed, and neutrality.

•	Increasing business with existing customers as well as attracting new customers.

We pursue these goals through a combination of several marketing communications strategies. These include print advertising, interactive marketing on our own websites and other online channels, sponsorships of customer events, traditional public relations, and the production of customer newsletters, premiums and promotional items. Through INET’s website, prospective customers can get detailed information on our services, as well as news about us and our market environment.

Instinet Group

Regulation

As a securities broker, an operator of several systems considered ATSs and an ECN under SEC regulations and an operator of a clearing business for our own customers and third parties, we are subject to extensive regulation in the United States and in certain other jurisdictions in which we operate. This regulatory framework generally applies directly to our subsidiaries that are registered or licensed in the various jurisdictions. Instinet, LLC, Inet ATS, Inc., Island Execution Services, LLC, Instinet Clearing Services, Inc., Lynch, Jones & Ryan, Inc. and Harborview, LLC are each registered as U.S. broker-dealers with, and are subject to regulation by, the SEC and other entities, as described below. Inet Futures Exchange, LLC is a dormant registered contract market with the CFTC and a limited purpose national securities exchange with the SEC.

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

The various governmental authorities and industry SROs that supervise and regulate us generally have broad enforcement powers. If we fail to remain in regulatory compliance, we could be censured or fined. Alternatively, regulators could issue cease-and-desist orders against us, prohibit us from engaging in some of our businesses, or suspend or expel us or any of our officers or employees from SRO membership or the securities industry more generally. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties. In the case of non-compliance, we could also, in some situations, be subject to civil lawsuits by customers, in some cases for substantial damages. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of appropriate compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel.

Our U.S. Activities

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Our U.S. brokerage and clearing subsidiaries are registered with the SEC as broker-dealers, and our brokerage subsidiary, Instinet, LLC, is also registered with the SEC as an investment advisor. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which has been designated by the SEC as our principal regulator. The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealer industry and govern the market structure of NASDAQ and the ADF. These rules regulate the conduct of our U.S. broker-dealer subsidiaries and their activities in NASDAQ-listed, U.S. exchange-listed stocks and other non-NASDAQ and over-the-counter securities. The NASD also conducts periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealer and clearing subsidiaries also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business. Instinet, LLC, Instinet Clearing Services, Inc., The Inet ATS, Inc., Island Execution Services, LLC, Lynch, Jones & Ryan, Inc. and Harborview, LLC are also subject to regulation by the exchanges of which they are members.

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

In recent years, the SEC and the NASD have proposed and adopted a number of regulatory changes in an effort to shape or respond to developments in the securities markets and market structure that have resulted from, among other things, advances in technology and the growth of electronic trading. Because a substantial part of our business involves electronic trading and relies heavily on technological advances, these proposals may have a direct and substantial impact on us.

The Order Handling Rules

The SEC adopted the order handling rules for market makers and exchange specialists in 1996. These rules took effect in 1997. The order handling rules prohibit a market maker or exchange specialist from displaying its own limit order for a stock through an ECN at a more favorable price than its published quote unless the ECN publishes its best-priced market maker and exchange specialist orders in that stock and permits execution against those orders through the facilities, or pursuant to the rules, of an SRO. Similarly, a market maker that receives a limit order priced better than its own published quote must generally execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. Regulation ATS, discussed below, requires an ATS meeting certain volume thresholds in a particular stock to provide all of its best-priced subscriber orders in that stock, including institutional orders, to an SRO for public display and provide non-subscribers with execution access to these orders.

When the order handling rules were introduced, Instinet was the first and only existing ECN, and the best bids and offers from the Instinet trading system were directly displayed for the first time in the NASDAQ quote montage. The order handling rules, however, facilitated the proliferation of ECNs by providing a role for ECNs in the display and execution of orders. As additional ECNs came into existence, their quotes also were displayed in and accessible through the NASDAQ market, which has produced greater price transparency for investors in the market for NASDAQ-listed, and later, U.S. exchange-listed stocks and resulted in greater competition for us.

Since the introduction of the order handling rules, the SEC’s Division of Market Regulation has issued a series of “no-action” letters to the ECNs operated by Instinet and Island (now INET) over a number of years verifying and extending their status as ECNs in compliance with these rules. The most recent “no-action” letter for INET is valid until October 6, 2005. The Division continues to condition its “no-action” positions upon, among other things, specified limitations on the fees we charge brokers who are not subscribers to our systems for executing orders on our systems displayed on an SRO through the SRO’s facilities or according to the

SRO’s rules (fees commonly known as “access fees”). The Division also conditions its positions upon our representation that the trade execution and communication systems of the ECN operated by INET are able to handle anticipated present and future peak trading volumes. In connection with its annual examination of the capacity of market participants, the Division has in the past raised issues regarding the adequacy of our capacity, our testing of capacity limits and our plans for increasing capacity, which we believe we have addressed. The Division also has in the past raised issues regarding our access fees. We expect that the Division will continue to extend its “no-action” positions, but we cannot assure you that it will do so or that its applicable rules or the enforcement of those rules will not change.

Regulation ATS

In December 1998, the SEC promulgated new rules relating to the regulation of certain ATSs. The SEC expanded its interpretation of the definition of “exchange” under the U.S. securities laws to encompass a range of electronic brokerage activities, including certain of those conducted by us. Specifically, the Instinet Real-Time Trading Service (Instinet RTTS), Instinet Crossing® systems, Instinet Continuous Block CrossingSM system, and INET. At the same time, Regulation ATS permits an ATS to be registered with the SEC as a broker-dealer, rather than as a national securities exchange, if the ATS complies with the applicable requirements of the regulation.

The requirements of Regulation ATS applicable to us include:

•	mandatory public display of the best-priced buy and sell orders displayed within certain of our systems to subscribers through an SRO and providing broker-dealers with access to these orders via an SRO’s facilities or according to an SRO’s rules;

•	limitations on the fees charged to broker-dealers for accessing system orders displayed through an SRO, and compliance with SRO rules relating to these fees;

•	the establishment of fair access requirement;

•	the establishment of and application of capacity, integrity and security standards; and

•	additional notice, recordkeeping, reporting, confidential treatment and other requirements.

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

Exchange Registration and the INET Exchange Application

As a consequence of their compliance with the requirements of Regulation ATS, none of the ATSs we operate currently are required to register as a national securities exchange under applicable U.S. securities laws. However, it is possible that INET’s future share of the average daily trading volume in specified securities or classes of securities could result in an SEC determination that exchange registration is necessary. Moreover, INET submitted to the SEC on May 3, 2004 a draft application for registration as a national securities exchange and continues to discuss with the SEC issues related to the filing of a formal application for exchange registration.

Current SEC policy limits the ability of any person to directly or indirectly own or vote more than a certain percentage of the interest in an SRO or a facility of the SRO. Under this policy, any person, alone or with its related persons, cannot own more than 40% of the interest in an SRO or SRO facility and cannot vote more than 20% of the interest in the SRO or SRO facility. However, if the person or any of its related persons are members of the SRO or SRO trading facility, such person cannot own or vote more than 20% of the interest in the SRO or SRO facility. Upon making certain findings, and subject to SEC approval, an SRO could waive the ownership and voting limitations if the person and any of its related persons were not members of the SRO or SRO facility.

On November 9, 2004, the SEC proposed rulemaking to establish governance requirements for SROs, including the adoption of formal limits with respect to ownership and voting interests in an SRO or SRO facility (SRO Governance Proposal). Under the SRO Governance Proposal, the SEC would only place such ownership and voting limitations on persons who are, or had related persons who are, members of the SRO or SRO facility. These ownership and voting limitations would remain at the 20% level of the current policy for SRO members and their related persons. The SEC has indicated that its existing policy would remain in effect until such time as action was taken on the SRO Governance Proposal. Consequently, if the SRO Governance Proposal is not approved, if INET becomes a registered national securities exchange (and therefore an SRO), we are unsure whether the SEC would approve a waiver of its ownership and voting policy that would avoid the imposition of material limitations or restrictions on Reuters equity interest in us or Reuters ability to exercise its voting and other governance rights in the manner contemplated by our amended and restated corporate agreement with Reuters. Further, as currently proposed, the SRO Governance Proposal would require INET to seek an exemption from the SEC to pursue an exchange application in which an affiliated broker-dealer of the exchange entity would provide smart order routing as a service to exchange members. We cannot be sure that the SEC would grant such an exemption.

Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

Under Regulation ATS, an ATS meeting certain trading volume thresholds in a stock during four calendar months in any six calendar month period in a stock for which it displays orders to its subscribers must provide to an SRO its best priced orders in that stock for public display and must provide other broker-dealers execution access to such orders. Under current SRO regulations, ATSs that provide order information for U.S. exchange-listed stocks to an SRO, including INET’s ATS, are subject to the rules of the ITS Plan. Among other provisions, the ITS Plan imposes limitations and provides remedies with respect to transactions by members of ITS participant markets that involve a “trade-through” of bids and offers. A trade-through occurs when a market participant trades at a price that is inferior to a price displayed in another participating market. The ITS Plan also provides remedies to aggrieved parties when market participants “lock” the market — display bids or offers at prices that equal offers or bids from other market participants — or “cross” the market — display bids that exceed offers or display offers that are less than bids of another market participant — for a particular security. Orders in U.S. exchange-listed stocks displayed on INET’s ATS frequently “lock” or “cross” other markets.

On May 30, 2003, an SEC order became effective that extended a temporary de minimis exemption from the ITS trade-through rule for the trading of SPYs, QQQQs and Diamonds. This temporary de minimis exemption, which has been extended through September 4, 2005 for SPYs and Diamonds alone (an exemption is no longer necessary for QQQQ as its listing has moved to NASDAQ, where no trade-through rule currently is in effect), enables ATSs and other market participants to effect trade-throughs up to three cents away from the current best bid and offer in these three stocks. This temporary de minimis exemption has facilitated the ability of INET (and the Instinet and Island ECNs previously) to display order information in and maintain its liquidity pool in SPYs, QQQQs, and Diamonds. Without the de minimis exception, INET’s ATS would be required either to discontinue the display of order information in SPYs and Diamonds or to continue its participation in NSX or another SRO’s market with restrictions on its ability to execute trades that would result in trade-throughs. Either alternative could have a significant adverse effect on INET’s ability to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

Instinet’s CBX system does not display its customers’ orders and provide access to such orders in any SRO market. In addition, CBX neither provides market makers a means to meet their ECN order display and access obligations nor currently meets the Regulation ATS volume thresholds that would require it to display and provide access to its orders. However, if CBX did meet the ATS trading volume thresholds in any stock, because CBX orders are conditional in nature, they would be ineligible for display on any SRO, as the rules of all SROs prohibit the display of conditional orders. Accordingly, if CBX were to meet the Regulation ATS volume thresholds in any stock, we are unsure what, if any, steps the SEC would require Instinet to take to comply with the Regulation ATS order display and execution access requirements.

We have been engaged in discussions with the SEC regarding issues relating to the ITS Plan rules, their application to the INET ATS and their potential application to Instinet CBX, but we are unable to predict the outcome of these discussions. See “— Proposed Regulation NMS; Proposed Changes to NMS Market Revenue Allocation Formulas.”

NASDAQ Market Center

On December 2, 2002, NASDAQ completed its implementation of SuperMontage, a new trading platform for the NASDAQ market. SuperMontage was renamed the NASDAQ Market CenterSM in 2004. Any ECN or market maker using NASDAQ facilities to display quotations in NASDAQ-listed or U.S. exchange-listed stocks or to access quotations on NASDAQ is now required to use Market Center. INET does not currently display its quotations in NASDAQ-listed or U.S. exchange-listed stocks on Market Center.

On September 7, 2004, NASDAQ completed its acquisition of Brut. Brut operates an ATS with a substantial liquidity pool in NASDAQ-listed securities. NASDAQ currently operates Market CenterSM and Brut as separate liquidity pools, but has taken initial steps towards the integration of the two liquidity pools. NASDAQ’s acquisition of Brut also provides NASDAQ with smart order routing technology, which previously was not a service provided by NASDAQ. We are unable to predict what impact NASDAQ’s acquisition of Brut, the further integration of the Market Center and Brut liquidity pools, or the availability of smart order routing technology to NASDAQ customers will have on our business.

NASDAQ began disseminating a proprietary NASDAQ Official Closing Price in April 2003 and a NASDAQ Official Opening Price in January 2004, both derived from Market CenterSM market information. NASDAQ utilizes these proprietary official opening and closing prices in Market Center opening and closing securities crossing sessions it introduced in March and October 2004, respectively. We are continuing to assess, but are unable to predict at this time what the impact of the implementation of these crossing sessions will have on our business.

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

Archipelago Exchange

Archipelago Exchange currently operates as the equity trading facility of the Pacific Exchange and has a significant liquidity pool in both NASDAQ-listed stocks and ETFs. On January 4, 2005, Archipelago Holdings entered into a definitive agreement to purchase the Pacific Exchange. We are unable to predict what impact Archipelago’s purchase of the Pacific Exchange may have on our business.

Securities Information Processor

Another pending change to the NASDAQ market structure, in recognition of NASDAQ’s growing role as a competitor, is the anticipated replacement of NASDAQ as the exclusive SIP for NASDAQ-listed stocks. We believe that role has given NASDAQ financial and other competitive advantages. The replacement is also expected to be an exclusive SIP, but is unlikely to compete directly with us.

Market Data Revenues

INET earns market data revenues by participating in market data revenue-sharing programs and other revenue-sharing programs provided by NASDAQ and the NSX. Market data revenues consist of a portion of the fees that the SROs and NASDAQ receive for selling quotation and transaction data to independent market data providers and market participants such as broker-dealers. On July 2, 2002, the SEC abrogated proposals that were submitted by several markets, including NASDAQ and the NSX, to continue certain of their market data revenue-sharing programs.

The SEC subsequently allowed SROs to reinstate market data revenue-sharing programs in U.S. exchange-listed stocks. INET commenced a program of sharing market data revenue rebates with its subscribers solely in Amex-listed securities on January 3, 2005. The SEC, however, has not taken any action on SRO proposals to reinstate market data revenue-sharing programs for NASDAQ-listed stocks, and, although the SEC has indicated that it could approve such programs in the future if it adopted changes to the market data revenue allocations formulas proposed along with Regulation NMS, we cannot assure you that the SEC will approve any of them. In addition, we cannot assure you that the market data revenue-sharing programs for U.S. exchange-listed stocks will continue or remain in their current form. See “— Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas

On February 24, 2004, the SEC proposed the adoption of Regulation NMS, which contains a number of interrelated substantive proposals designed to modernize the regulatory structure of the U.S. equity markets. After much public comment, on December 15, 2004, the SEC reproposed Regulation NMS. First, Regulation NMS would require all market centers, including INET, to adopt procedures to prevent trade-throughs of “protected quotations” in not only U.S. exchange-listed stocks, to which the ITS trade-through rule currently applies, but also NASDAQ-listed stocks. The SEC proposed two alternative definitions of protected quotations as part of Regulation NMS. The first would limit the scope of the SEC’s trade-through rule to the best publicly displayed bid and offer of each SRO market, while the second would go further by providing trade-through protection for quotations at additional price levels that SRO markets voluntarily provide to the exclusive SIP for a particular NASDAQ-listed or U.S. exchange-listed stock. The proposed rules limit trade-through protection by excluding quotations that are not automatically accessible from the definition of protected quotations.

Second, Regulation NMS also addresses three issues relating to access to trading centers. Regulation NMS would impose a cap of $0.003 per share on the accumulated access fees that SRO trading centers and broker-dealers, including ATSs such as INET, could charge for executing orders against their protected quotations. This proposal would, for the first time, enable NASDAQ market makers and certain other broker-dealers to charge an access fee for their orders that are displayed on an SRO trading center. Regulation NMS also would prohibit SROs from imposing unreasonably discriminatory terms on persons seeking to obtain execution access to the SRO through an SRO member. It also would reduce the volume threshold for the application of the Regulation ATS fair access requirement from twenty percent of a stock’s average daily trading volume to five percent.

Third, Regulation NMS would require SROs to adopt rules that prevent their members from displaying quotes that would lock or cross publicly displayed quotations that are protected quotations. Although the ITS Plan already prohibits locked and crossed markets in U.S. exchange-listed stocks, this proposal would, for the first time, apply intermarket locked and crossed market prohibitions to the trading of NASDAQ-listed stocks.

Fourth, Regulation NMS would prohibit market participants from accepting, ranking, or displaying orders in any NASDAQ-listed or exchange-listed stock priced equal to or greater than $1.00 in sub-penny pricing increments. Finally, Regulation NMS would update the existing rules governing the NMS and consolidate them into a single regulation.

Concurrent with the proposal of Regulation NMS, the SEC proposed amendments to the rules governing the Consolidated Tape Association, Consolidated Quotation System, and the NASDAQ-UTP Plan to modify the formulas for allocating the market data revenues generated by these systems and to revise the terms of their governance. See “Certain Factors that May Affect Our Business — Risks Relating to Our Industry.”

NASD Fees

The NASD has implemented proposed changes in its fee structure, including the introduction of a fee based on all NASD members’ transactions in U.S. exchange-listed and NASDAQ-listed stocks regardless of where those transactions occur. The NASD’s trading activity fee requires NASD member clearing firms to report and remit payment monthly to the NASD based on the trading activity cleared and settled by the firm on behalf of itself and other NASD members. However, the NASD has established an exemption from the trading activity fee for NASD members that act as agent on behalf of another NASD member. As a result of the exemption, INET has experienced a reduction in its transaction-based NASD regulatory fees. Because the NASD’s proposed fee structure is still subject to revision by the NASD and review by the SEC, we are unable to predict what future impact the fee structure will have on our business.

Section 28(e)

Section 28(e) of the Exchange Act creates a limited safe harbor that allows investment advisers exercising investment discretion to cause their customer accounts to pay more than the lowest available commission rate, as long as the adviser determines in good faith that the commission is reasonable in relation to the value of the research and brokerage services a broker provides to the adviser.

Soft Dollars

In the wake of ongoing investigations and regulatory actions taken against alleged trading abuses by investment advisors and certain of their customers, the U.S. Congress currently is considering proposed legislation that would restrict the use of soft dollars and similar arrangements. In addition, according to some reports, the SEC staff is considering recommending rulemaking that may impose restrictions and enhanced disclosures relating to the use of soft dollars by investment advisors.

NASDAQ Market Data-Related Rule Changes

Instead of using consolidated market data for NASDAQ-listed stocks for closing price calculations and meeting certain market data-related regulatory requirements, NASDAQ has obtained SEC approval to establish NASDAQ-specific market data for these purposes. For example, NASDAQ has established NASDAQ official opening and closing prices and is actively marketing their use instead of the consolidated closing price for market participants’ closing price-related activities. In addition, NASDAQ requires market participants using NASDAQ facilities to execute or report trades to use the NASDAQ best bid instead of the consolidated best bid in meeting their short sale regulatory requirements.

Regulation of Clearing Activities

We are a self-clearing broker in the United States through our subsidiary Instinet Clearing Services, Inc. Brokers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers, could lead to civil penalties imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our customers, and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

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

We are unable to predict the outcome of the various deliberations and discussions on the evolution of the U.S. equities market structure, SRO governance issues and the self-regulatory framework more generally, although these issues or other issues of market structure may have a significant impact on our equities business. In this regard, we may consider it desirable to modify the regulatory status of one or more of our ATSs to advance our business strategy. Potential steps could include the creation of new subsidiaries regulated in the United States or abroad, efforts to register INET as an exchange to conduct some or all of its business, the establishment of linkages that would enable us to act as a facility of a registered national securities exchange, the display of some or all of our orders in NASDAQ-listed or U.S. exchange-listed stocks on another exchange, or the reporting of additional trades to another exchange.

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

The securities industry in the member states of the European Union (EU) is regulated by a number of agencies in each member state. European Union legislation governing investment services (Investment Services Directive), however, allows investment firms like us to obtain single authorization, or “passport,” which is generally valid throughout the European Union and which in particular allows for remote membership of regulated markets or exchanges. Because our largest international operations are in the United Kingdom, our principal European regulator is the Financial Services Authority and we currently “passport” out of the UK into most EU member states.

The Investment Services Directive has recently been amended (The Markets in Financial Instruments Directive, MIFID) and is due to be implemented by April 30, 2006, although this date may be deferred by a year. The MIFID removes the concentration rules applied in a number of member states, thereby potentially allowing for competition between different execution venues. It therefore applies broadly similar rules to exchanges, to investment firms operating multilateral trading facilities (MTFs, also known as ATSs) and to investment firms matching shares for customer orders internally, not on an exchange. The MTF rules require investment firms to notify regulators that they are operating an ATS, ensure that users are treated fairly, provide pre- and post-trade price transparency, monitor user compliance with the rules of the system, assist regulators in preventing market manipulation, have adequate systems capacity and explain their arrangements for clearing and settlement. The MIFID also includes rules on best execution, order handling, investor protection, trade and transaction reporting. The details of these requirements are currently been worked on by European regulators (The Committee of European Securities Regulators, CESR) and the European Commission and are expected to be finalized mid 2005. We are unable at this time to predict how the finalized European legislation will affect our business. We expect, however, that only a small portion of our European business operations will be subject to the MTF requirements.

In the U.K., the FSA has been reviewing its regime governing the use of execution commissions to pay for additional services such as research. (The current FSA rules on soft dollars permit the use of commissions paid to a broker to purchase a range of additional third party services; bundled commissions used to pay for additional services such as research provided by the broker are not regulated). In papers in June and November 2004, the FSA proposed treating soft and bundled commissions equally, disallowing the use of either to pay for any services that fall outside the definitions of research and execution and requiring all asset managers to disclosure, under a new self regulatory code, the breakdown of their commissions to their end customers. The FSA indicated that they would like to see greater unbundling of execution and research as a result of these changes. We believe that on balance these regulatory changes are beneficial to Instinet as a provider of execution only brokerage and as a supplier of independent research.

The provision of investment services is also regulated by other agencies in other jurisdictions outside of the European Union in which we operate, such as the Securities and Futures Commission in Hong Kong and the Financial Supervisory Authority in Japan. In April 2005, the Japanese Securities and Exchange Law will be amended to allow regulated brokers to seek best execution for their customers’ orders, across any regulated execution venue. Previously, the rules required brokers to execute customer orders in a single venue specified by the customer, even if a better price could be obtained in an alternative venue.

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

We have four core data centers that enhance the capacity and reliability of our Instinet and INET trading platforms. Our two core data centers for Instinet are located in Jersey City, New Jersey and Bedford, Massachusetts. These two data centers support customer connectivity, as well as trading and execution systems, clearing and settlement operations and customer interfaces. They also provide redundancy for Instinet’s critical applications, systems and services, allowing Instinet to continue to operate from either site should the other site fail. INET is supported by two data centers located in Secaucus and Jersey City, New Jersey. These two data centers support customer connectivity, trading and execution systems, as well as customer interfaces. If one of our four data centers were to be damaged, disabled or otherwise fail or experience difficulties, it might be more difficult for us to continue operating without disruption to our services. In order to mitigate this risk, we have installed additional power, telecommunications and hardware at the four core data centers that support both the Instinet and INET systems. In addition, our network infrastructure is able to support both Instinet and INET customer connectivity and critical systems and services from our Jersey City facility. We also have two subsidiary data centers and distribution points in London serving Instinet’s customers in Europe. See “Our Businesses—INSTINET, THE INSTITUTIONAL BROKER— Technology” and “INET— Technology.”

Our Investments

We have made a number of investments in companies with operations or technology to enhance our core service offerings in our global electronic agency securities business. We have beneficial ownership interests in the following companies:

•	7.0% of WR Hambrecht + Co., Inc., a U.S.-based investment banking firm that enables issuers to conduct auction-based securities offerings via the Internet through its OPENIPO®. In addition, we have an option to buy additional shares in the event WR Hambrecht becomes a publicly-traded company. WR Hambrecht has also issued warrants that, if fully exercised, would dilute our ownership interest to 6.4%.

•	2.4% of the voting interest of Archipelago Securities, LLC, the parent company of Archipelago Exchange, which is Pacific Exchange’s equity trading facility.

•	47.9% of Tradeware S.A., a European-based provider of integrated order routing solutions to broker-dealers in Europe. We also have warrants that, if fully exercised, would increase our beneficial ownership to 57.3%.

•	11.5% of Starmine Inc., a U.S.-based provider of independent ratings of Wall Street equity analysts.

•	4.2% of e-Xchange Advantage Corporation, a partnership with The NASDAQ Stock Market, formed to develop securities electronic trading systems and tools.

•	1.7% of The NASDAQ Stock Market, Inc., a company that operates an electronic stock market in the U.S.

Exchange Memberships

Overall, through our subsidiaries, we are a member of 23 exchanges in North America, Europe and Asia, and we continue to develop our direct connections to non-U.S. exchanges. The following chart shows our various exchange memberships:

EXCHANGE MEMBERSHIPS

North America	Europe	Asia-Pacific Region
American Stock Exchange	Euronext – Amsterdam	Hong Kong Stock Exchange
Archipelago Exchange(1)	Euronext – Brussels	Tokyo Stock Exchange
Bermuda Stock Exchange	Euronext – Paris
Boston Stock Exchange	Deutsche Börse Group(2)
Chicago Board Options Exchange	London Stock Exchange
Chicago Stock Exchange	Helsinki Stock Exchange
National Stock Exchange	Milan Stock Exchange
New York Stock Exchange	OFEX plc
Philadelphia Stock Exchange	Stockholm Stock Exchange
Toronto Stock Exchange	Swiss Stock Exchange virt-x

(1)	Archipelago is the Pacific Exchange’s equity trading facility.

(2)	Deutsche Börse Group is an exchange which operates the Frankfurt Stock Exchange, including the Frankfurt Floor, and XETRA, an electronic exchange. We provide customers with access to Deutsche Börse Group and are currently a member of both exchanges.

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

RISKS RELATED TO OUR INDUSTRY

Economic, Political and Market Factors Beyond Our Control Could Reduce Demand for Our Services and Harm Our Business

We earn revenues primarily from securities brokerage and related services and expect to continue to do so. The demand for these services is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions; unforeseen market closures or other disruptions in trading; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; currency exchange rates; and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Although the markets have experienced recent economic upturns, over the past few years, the global markets have experienced economic downturns and political uncertainty which have led to volatile trading volumes, intensified price competition and generally a more difficult business environment for us. These conditions may continue and may have a material adverse effect on our business, financial condition and operating results.

Decreases in Trading Volumes or Prices Could Harm Our Business and Profitability

Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our trade execution, brokerage, and related activities. In addition, Instinet’s revenues from trading outside the United States are determined on the basis of the value of transactions (rather than the number of shares traded), which are adversely affected by price declines. Our profitability would be adversely affected by a decline in our revenues because a significant portion of our costs is fixed. Volatility in trading volumes has had, and may continue to have, a significant adverse effect on our business, financial condition and operating results. Our competitors with more diversified business lines might withstand these declines better than we could.

We Face Substantial Competition that Could Reduce Our Market Share and Harm Our Financial Performance

The financial services industry generally, and the securities brokerage business in which we engage in particular, is very competitive, and we expect competition to intensify in the future. Many of the financial service providers with which Instinet competes are well-capitalized and substantially larger than Instinet and have substantially greater financial, technical, marketing and other resources. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than Instinet does. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than Instinet can and may be able to undertake more extensive promotional activities.

Consolidation and alliances within the industry have resulted, and may continue to result, in increasingly intense competition for both Instinet and INET. Outside the United States, in addition to our U.S. competitors with international capabilities, Instinet competes with non-U.S. banks and other financial institutions that may also have long-standing, well-established and, in some cases, dominant positions in their trading markets. If we are not able to compete successfully in the future, our business, financial condition and operating results could be adversely affected.

INET competes with NASDAQ as a trading venue for NASDAQ-listed stocks. The NASD regulates and polices the NASDAQ market, regulates the activities of our U.S. broker-dealer subsidiaries, holds a controlling stake in NASDAQ and operates the ADF. The NASD, either directly or through its subsidiaries, is thus able to propose, and often obtain, SEC approval of rule changes that we believe can be to NASDAQ’s competitive benefit as a securities marketplace and our competitive disadvantage.

NASDAQ has applied to register as a national securities exchange, and another of our competitors, Archipelago, serve as the equity trading facility of the Pacific Exchange and has recently announced that it has entered into a definitive agreement to purchase the Pacific Exchange. Competitors that receive status as national securities exchanges or operate as facilities of exchanges will be able to gain certain benefits from their exclusive participation in the various NMS systems. These benefits may give these competitors an advantage over INET in attracting business in, and generating revenues from, their activity in U.S. exchange-listed and NASDAQ-listed stocks.

Both Instinet and INET have experienced intense price competition in their equity securities businesses in recent years. Some of their competitors may have more modern technology and a broader range of services and, therefore, may be able to offer brokerage services to customers at lower prices than they can. As a result, INET has aggressively reduced pricing for our U.S. broker-dealer customers and reduced fees for taking liquidity and offered rebates for providing liquidity. In the past, these pricing changes have caused volatility in INET’s market share and a significant decline in the transaction fee revenue it received from this customer group. Both Instinet and INET may continue to experience price competition, which could result in the loss of market share and revenue.

We Operate in a Highly Regulated Industry, Which May Limit Our Activities

General

The securities markets and the brokerage industry in which we operate are highly regulated. In our case, the impact of regulation extends beyond “traditional” areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets. We are subject to regulation as a securities broker, as an operator of ATSs and an ECN, and as an operator of a clearing business for our own customers. Many of the regulations applicable to us may have the effect of limiting our activities, including activities that might be profitable, or causing us to modify our business model in ways that may adversely affect our revenues.

ATS Status and Exchange Registration

As a result of our compliance with the requirements of Regulation ATS, none of our ATSs currently are required to register as a national securities exchange. In May 2004, INET submitted a draft application to the SEC for registration as a national securities exchange and continues to discuss with the SEC issues related to the filing of a formal application for exchange registration.

If INET or any of our other subsidiaries were to voluntarily register as a national securities exchange, or if the SEC were to require INET to register as a national securities exchange, we could become subject to substantial additional regulation, which might reduce our operational flexibility in ways that could have a material adverse effect on our business. Among other consequences, we would be required to comply with fair representation requirements, and policies or proposed rules limiting ownership and voting interests in the exchange entity that the SEC has applied to other for-profit national securities exchanges and has proposed to apply to all exchanges and exchange facilities. These and other requirements could adversely affect our operations and could also result in material limitations or restrictions on Reuters’ equity interest in us or Reuters’ ability to exercise its voting and other governance rights in the manner contemplated by our amended and restated corporate agreement with Reuters. In addition, our amended and restated corporate agreement with Reuters requires Reuters’ consent for any voluntary registration of INET or any of our subsidiaries as a national securities exchange. We cannot assure you that Reuters would not withhold its consent to such a registration, even if our management determines that exchange registration would be beneficial to us or one of our subsidiaries. Further, as currently proposed, the SRO Governance Proposal would require INET to seek an exemption from the SEC to pursue an exchange application to allow an affiliated broker-dealer of the exchange entity to provide smart order routing as a service to exchange members. We cannot be sure that the SEC would grant such an exemption. See “Business – Regulation –Exchange Registration and the INET Exchange Application.”

Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System

The requirements of Regulation ATS requiring ATSs to display order information and provide order execution access for securities for which certain trading volume thresholds have been met, as well as the rules of the ITS Plan for ATSs that provide order information for U.S. exchange-listed stocks to an SRO, and a determination by the SEC to adopt proposed Regulation NMS, could have a significant adverse effect on our business, financial condition and operating results, including the following:

•	We cannot assure you that the SEC will extend the temporary de minimis exemption from the trade-through rules of the ITS Plan beyond September 4, 2005 or extend it to any other U.S. exchange-listed stocks in which we may cross the Regulation ATS trading volume thresholds. Without the de minimis exemption, INET’s ATS would be required either to discontinue the display of order information in SPYs and Diamonds or to continue its participation in NSX or another SRO’s market with restrictions on its ability to execute trades that would result in trade-throughs. Either alternative could have a significant adverse effect on INET’s ability to attract orders to its liquidity pool and maintain and grow its market share and liquidity pool in the affected stocks.

•	We cannot assure you that INET will not reach the ATS trading volume thresholds in other U.S. exchange-listed stocks, requiring us either to provide quotes and comply with ITS Plan rules or discontinue the display of order information.

•	We cannot assure you that CBX will not reach the ATS trading volume thresholds in U.S. exchange-listed or NASDAQ-listed stocks. However, if CBX did reach such thresholds in any stock, because CBX orders are conditional in nature, they would be ineligible for display on any SRO, as the rules of all SROs prohibit the display of conditional orders. Accordingly, if CBX did meet the ATS trading volume thresholds in any stock, we are unsure what, if any steps the SEC would require CBX to take to comply with Regulation ATS order display and execution access requirements. Any such steps could have a significant adverse effect on the operations of CBX and our financial condition and operating results.

•	As part of Regulation NMS, the SEC is proposing the adoption of a uniform trade-through rule for U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of trade-through protection to NASDAQ-listed stocks for the first time. We are unable to determine at this time what impact the adoption of this proposal will have on our business, particularly on INET’s trading of NASDAQ-listed stocks. See “Business — Regulation — Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

•	In addition, the SEC’s proposed Regulation NMS includes a rule requiring SROs to adopt rules prohibiting locked and crossed markets in U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of this prohibition to the markets trading NASDAQ-listed stocks, including INET. We are unable to determine what impact the adoption of such a prohibition will have on our business, particularly on INET’s trading of NASDAQ-listed stocks. The adoption of this rule could have a serious adverse impact on our trading of NASDAQ-quoted stocks. See “Business — Regulation — Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.”

We have been engaged in discussions with the SEC regarding issues relating to the proposed Regulation NMS and its application to INET and, to a lesser extent, Instinet. We intend to continue to work on solutions to these issues and to discuss these issues with the SEC; however, we are unable to predict the outcome of these discussions.

Structural Developments in the Markets in Which We Operate May Place Us at a Competitive Disadvantage

The structure of the market for NASDAQ-listed stocks continues to evolve, which may place us at a competitive disadvantage, adversely affecting our business, financial condition and operating results.

NASDAQ has moved from a quote-driven display system to an order-driven execution system that directly competes with ECNs and ATSs. NASDAQ continues to make various changes to Market CenterSM to enable it to compete with other market centers trading NASDAQ-listed stocks, including pricing changes and introducing opening and closing securities crossing sessions in 2004. We are unable to predict the extent to which NASDAQ’s changes to Market CenterSM may cause INET to receive fewer orders for NASDAQ-listed stocks.

Through its acquisition of Brut, NASDAQ gained ownership of an ATS with a substantial liquidity pool in NASDAQ-listed securities. NASDAQ currently operates Market CenterSM and Brut as separate liquidity pools, but has taken initial steps towards the integration of the two liquidity pools. NASDAQ’s acquisition of Brut also provides NASDAQ with smart order routing technology, which previously was not a service provided by NASDAQ. We are unable to predict what impact NASDAQ’s acquisition of Brut, the further integration of the Market CenterSM and Brut liquidity pools, or the availability of smart order routing technology to NASDAQ customers will have on INET’s business.

Moreover, if at any time INET were to be unable to use the NSX to meet its regulatory requirements, we would be required to consider possible alternatives, including participation in Market CenterSM. We cannot assure you that any of these alternatives would not have a significant material adverse effect on INET’s business.

In addition, the structure of the U.S. exchange-listed markets may be due for significant changes, as a result of the SEC’s proposed Regulation NMS, the SRO Governance Proposal, investigations of trading practices of NYSE specialists, the NYSE’s proposal to enhance its NYSE Direct+® system to expand market participants’ ability to execute orders electronically on the exchange, and NASDAQ use of Market CenterSM for the trading of U.S. exchange-listed securities in place of NASDAQ’s former ITS/CAES system, all or any of which may place INET at a competitive disadvantage, adversely affecting our business, financial condition and operating results.

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

On December 15, 2004, the SEC published its Regulation NMS reproposal for public comment. Among other things, Regulation NMS would impose an aggregate cap of $0.003 per share on the access fees charged SRO trading centers and broker-dealers, including ATSs such as INET, could charge for executing orders against quotations subject to the proposed trade-through rule. See “Business – Regulation – Proposed Regulation NMS; Proposed Changes to NMS Market Data Revenue Allocation Formulas.” The adoption of the proposal could cause INET to receive and execute fewer orders in its liquidity pool or have an adverse impact on INET’s ability to compete with other market centers for the display and execution of limit orders from market participants, thereby having a serious adverse affect on INET’s business, financial condition, and operating results.

Market Data Revenue

In July 2002, the SEC abrogated certain SRO market data revenue sharing programs. These programs were subsequently reinstated, but only for U.S. exchange-listed securities. On December 15, 2004, the SEC proposed changes to the NMS Plan formulas governing the allocation of market data revenue among SROs, and thus the revenues available for SRO revenue-sharing programs. The SEC also indicated that it could allow the reinstatement of such programs in NASDAQ-listed stocks in the future if its proposed allocation formulas were adopted. In January 2005, INET began sharing with subscribers a portion of the market data revenues it receives from SROs in American Stock Exchange-listed securities.

At this time, we are unable to determine whether the adoption of the proposed formulas would adversely impact the value of INET’s market data for purposes of determining an SRO’s share of market data revenue, and thus affect the revenues INET would be eligible to receive through SRO revenue sharing programs and rebate to its subscribers. In addition, we cannot assure you that the market data revenue sharing programs for U.S. exchange-listed stocks will continue or remain in their current form, or whether such programs will be reinstated for NASDAQ-listed stocks. As a result, we cannot assure you that INET’s ATS will continue to earn market data revenues or, if it does, what the level of those revenues will be in the future. If INET’s ATS is unable to resume earning market data revenue for NASDAQ-listed stocks or continue earning market data revenue for U.S. exchange-listed stocks, this could adversely affect our business, financial condition and operating results.

Regulatory Changes Could Adversely Affect Our Business

The securities industry generally has been and is subject to continuous regulatory changes, including changes in the rules of the SEC and of SROs such as the NYSE and the NASD. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business. Our activities as an agency broker in equity securities are the principal source of our revenues and profits. Although regulatory changes can affect all aspects of our business, the markets for equity securities may be subject to very significant regulatory changes including:

•	A proposed uniform trade-through rule for U.S. exchange-listed and NASDAQ-listed stocks, which would extend the application of trade through protection to NASDAQ-listed stocks on an intermarket basis for the first time. See “We Operate in a Highly Regulated Industry, Which May Limit Our Activities — Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System.”

•	A proposed $0.003 per share cap on the aggregate access fees charged by SRO trading centers and market participants, including INET, that display quotations that meet the proposal’s definition of protected quotation which also would, for the first time, enable NASDAQ market makers and certain other broker-dealers to charge access fees. See “Our Business May Be Affected by SEC Actions Relating to ECNs — Access Fees.”

•	A proposed uniform locked and crossed market rule for U.S. exchange-listed and NASDAQ-listed stocks. See “We Operate in a Highly Regulated Industry, Which May Limit Our Activities — Quote Display and Order Execution Access in Exchange-Listed Stocks; Intermarket Trading System.”

•	A proposed rule prohibiting the accepting, ranking, or display of orders in any stock equal to or greater than $1.00 in subpenny pricing increments.

•	Proposed SEC-mandated changes to NMS Plan market data revenue allocation formulas. See “Our Business May Be Affected By SEC Actions Relating to ECNs — Market Data Revenue.”

•

The NASD has also implemented proposed changes in its fee structure, including a trading activity fee and related reporting requirements for transactions in U.S. exchange-listed and NASDAQ-listed stocks regardless of where those transactions occur. We are unable to predict what impact these fee changes and required reporting will have on our business, financial condition or operating results. Although an exemption from the trading activity fee was established for NASD members that act as agent on behalf of another NASD member, which has reduced the fees of INET’s ATS, we cannot assure you that this exemption will continue to be available. Because the NASD’s proposed fee structure is still subject to review by the SEC, we are unable to predict what future impact the fee structure will have on our business.

•	The SEC’s Division of Market Regulation has issued a series of “no-action” letters to the ECNs operated by Instinet and INET over a number of years verifying and extending their status as ECNs. The most recent “no-action” letter for INET is valid until October 6, 2005. The Division’s “no-action” position is subject to our continuing to satisfy certain conditions, including those regarding our systems capacity, fair access for participants and a limitation on our maximum non-subscriber access fees. See “Risks Related to Our Business — Insufficient Systems Capacity or Systems Failures Could Harm Our Business.” We are in discussions with the Division from time to time regarding these issues, and we cannot assure you that the Division will continue to extend its “no-action” position. An adverse change in the Division’s position could interfere with the ability of INET to act as an ECN or participate in the NSX, Market Center or other SRO markets and thereby have a material adverse effect on our business, financial condition and operating results.

•	NASDAQ has obtained SEC approval of several rule changes that would have the result of establishing NASDAQ-specific market data for use in opening and closing price calculations and for meeting certain regulatory requirements in NASDAQ-listed stocks. We are unable to predict the impact of the approval and implementation of these proposals, including whether they will result in market participants directing a greater percentage of order flow to NASDAQ as opposed to INET’s ATS.

•	The adoption of any proposed legislation by the U.S. Congress, or potential SEC rulemaking proposals, that would restrict the use of soft dollars and similar arrangements by investment advisors could have an adverse effect on Instinet, and therefore, on our financial condition and operating results.

International Regulation Could Adversely Affect Our Business

The financial services industry, including the securities brokerage business, is heavily regulated in many jurisdictions outside the United States. Instinet is required to comply with the regulatory regime of each country in which it conducts business, as well as the regulations of each exchange of which we are a member. The varying requirements of these jurisdictions may adversely affect Instinet’s business or limit our ability to expand our international operations. Instinet may not be able to obtain the necessary regulatory approvals for planned expansion or restructuring; if approvals are obtained, they may impose restrictions on its business, or Instinet may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for Instinet to determine the exact regulatory requirements. Instinet’s inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a materially adverse effect on its operations in that market and on its reputation generally. Changes in regulations or changes in the interpretation or enforcement of existing regulation outside the United States may adversely affect our business, financial condition and operating results.

New European securities legislation, MIFID, is due to be implemented by April 30, 2006, though it is expected to be delayed by a year. The MIFID removes the concentration rule applied in a number of member states and includes broadly similar rules for exchanges, investment firms operating Multilateral Trading Facilities, and investment firms matching shares for customer orders internally, not on an exchange. It will potentially allow for increased competition between different execution venues. The MIFID also includes rules on a range of conduct of business rules. We are unable at this time to predict how the finalized European legislation will affect our business.

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

Regulatory Net Capital Requirements Could Adversely Affect Our Ability to Continue to Conduct or Expand Our Business Operations or to Pay Dividends

Our broker-dealer subsidiaries are subject to stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers, including the SEC’s net capital rule. The failure by one of these subsidiaries to maintain its required net capital may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD or other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, changes in net capital regulation or a significant operating loss or any unusually large charge against the net capital of one of our broker-dealer subsidiaries could limit its operations. A large charge to the net capital of one of these subsidiaries could result from an error or other operational or systems failure or a failure of a customer to complete one or more transactions, including as a result of that customer’s insolvency or other credit difficulties. Our inability to maintain our present levels of business or to expand as a result of the net capital rules could have a material adverse effect on our business, financial condition and operating results. The net capital rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock.

RISKS RELATED TO OUR BUSINESS

We May Have Difficulty Managing Our Restructuring Successfully

We substantially completed our restructuring in February 2004, which established Instinet and INET as our two distinct business lines. As part of the restructuring, Instinet developed and introduced new services that may not achieve market acceptance. In addition, Instinet may have difficulty competing successfully in the future and operating profitably as a separate, stand-alone entity from INET. Failure of Instinet to remain a viable operation could have a material adverse effect on our business, financial condition and operating results.

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

Shifts in Our Business Mix May Decrease Our Profitability and Net Income

Changes in the mix of customers we serve (large institutional investors, portfolio managers, hedge funds and broker-dealers) and in the use of our trading system by our customers can materially affect our profitability and net income. A substantial portion of our trading volume is derived from our broker-dealer customers. A shift in INET’s customer mix toward fewer broker-dealers or a further decline in the use of its trading system by broker-dealers could reduce the depth and breadth of INET’s liquidity pool, which could reduce its attractiveness to its customers and adversely affect INET’s trading volumes. A shift in Instinet’s customer mix or a shift by its customers towards algorithmic and electronic trading instead of traditional sales trading could reduce Instinet’s revenues. Any of these factors could adversely affect our overall trading volumes, operating results and financial condition.

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

We Depend on Our Executive Officers and Key Personnel

Our future success depends, in significant part, upon the continued service of our executive officers, as well as various key sales, trading and technical personnel. The loss of these key people could have a material adverse effect on our business, financial condition and operating results. We also cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not have a material adverse effect on our business, financial condition and operating results.

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

Insufficient Systems Capacity or Systems Failures Could Harm Our Business

We are heavily dependent on the capacity and reliability of the our proprietary software, computer and communications systems supporting our operations. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We also cannot assure you that our recent headcount reductions as part of our cost-cutting initiatives will not impact our ability to respond to system problems. Instinet’s CBXSM and Instinet Crossing®, as well as INET, are each SEC-recognized ATSs. Their status as SEC-recognized ATSs requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. In addition, the status of our subsidiaries as SEC-registered broker-dealers and NASD members is conditioned in part on their ability to process and settle trades. If any of our systems do not operate properly or are disabled, that ability could be compromised and we could suffer financial loss, liability to customers, regulatory intervention or reputational damage.

To accommodate potential increases in order message volume and trading volume, the trading practices of new and existing customers, the development of new and enhanced trading system functionalities, sub-penny pricing, and regulatory changes, we have made and will continue to make significant investments in additional hardware and software. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. System failure or degradation could result in regulatory inquiries or proceedings, and could also lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us, trade less frequently through us or cease doing business with us altogether.

From time to time in the past, we have experienced periods of extremely high trading volume in the equity securities markets. On a few occasions during these periods, the volume order messages and trading activity may have caused a slowing of our order execution, trade allocation and related systems. Sustained periods of high trading volumes in the past have enabled us to identify specific areas of vulnerability in our transaction processing systems. From time to time, our systems may execute trades but may not have the ability to send those trades for clearing and settlement for periods of time. These or similar events could interfere with our customers’ ability to execute orders, and settle trades through us or prevent us from satisfying our responsibilities to clearing and settlement organizations and could result in financial exposure or regulatory action.

We continually upgrade and modify our systems, including our order handling trading platforms, as necessary, but we cannot assure you that a hardware or software error will not occur that could impact our ability to execute transactions. We may use new technologies to upgrade our established systems, and the development of these new technologies entails technical, financial and business risks.

We also cannot assure you that we will successfully implement new technologies or adapt our existing technology and transaction processing systems to customer requirements, emerging industry standards, or new regulatory requirements. In the past, we have had occasions where we experienced unintended consequences from enhancements to our customer interface technology. If similar events were to occur in the future, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage.

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

We Depend on Third Party Suppliers for Key Services

Our reliance on third parties to supply elements of our trading, clearing and other systems, as well as computers and other equipment, and related support and maintenance has increased. We cannot assure you that any of these third party providers will be able to continue to provide these services in an efficient, cost- effective manner or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical services in the event of an interruption in or the cessation of service by an existing service provider, our business, financial condition and operating results could be materially adversely affected.

In particular, we depend largely on the services of Radianz for the telecommunications network that connects us with our customers. Radianz, wholly-owned by Reuters, currently provides network communications services to us through an agreement with Reuters to which we are not a party but under which we get the benefit. Reuters has terminated this agreement effective May 22, 2005. In addition, on March 11, 2005 Reuters announced the sale of Radianz to BT Group. We intend to enter into an agreement directly with Radianz for these services prior to the termination date. Disruptions in Radianz’ network services to us, its inability to continue to support our business or our inability to enter into a direct agreement with Radianz prior to the termination date, would have a material adverse effect on our business, financial condition and operating results.

Our Clearing Operations Could Expose Us to Potential Liability

Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers, could lead to civil penalties imposed by applicable regulatory authorities, as well as losses and liability in related lawsuits brought by customers and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

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

RISKS RELATING TO OUR RELATIONSHIP WITH RELATED PARTIES

Reuters Has Significant Control Over Us and May Not Always Exercise Its Control in a Way that Benefits Our Public Stockholders

As of December 31, 2004, Reuters beneficially owned approximately 61.9% of our common stock. Under our amended and restated certificate of incorporation, for as long as it continues to beneficially own more than 50% of our common stock, Reuters will control many matters that require a stockholder vote. These matters include the election of directors and the removal of directors without cause, mergers, acquisitions and other business combinations. In addition, Reuters exercises a significant amount of influence over corporate matters, such as payment of dividends and stock issuances, and over our management, business activities and operations. Currently, five of our directors are also officers, former officers or directors of Reuters. In addition, if we are deemed to supply news services at a time when Reuters beneficially owns more than 50% of our common stock, we will be required to adhere to certain principles relating to integrity, independence, reliability and freedom from bias which apply to Reuters generally. If applicable, these principles may influence how we conduct our business. In addition, to the extent that these principles apply, they may affect Reuters ability to enter into a transaction that would effect a change of control of our company.

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

Future Sales of Our Shares Could Adversely Affect the Market Price of Our Common Stock

As of December 31, 2004, there were 334,428,388 shares of our common stock outstanding. Of this amount, 206,900,000 shares are owned beneficially by our parent, Reuters. Reuters will be able to sell its shares in the public markets from time to time, subject to certain limitations on the timing, amount, and method of such sales imposed by SEC regulations. We have also granted Reuters (and its transferees) rights to demand registration of their shares and to include their shares in future registration statements. If Reuters were to sell a large number of its shares, the market price of our stock could decline significantly. In addition, the perception in the public markets that sales by Reuters might occur could also adversely affect the market price of our common stock.

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

In connection with our acquisition of Island, we issued 80,658,829 common shares to former Island stockholders along with warrants and options to purchase an additional 5,793,455 of our common shares. Many of these shares may now be sold without restriction. In addition, we have agreed to provide some Island security holders with registration rights that would facilitate their future sales of our common shares received as a result of the acquisition of Island.

On February 28, 2005, we entered into a definitive agreement to acquire Bridge Trading from Reuters. In connection with this acquisition, we will issue common shares to Reuters valued at $21.5 million at the closing of the transaction.

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

We lease all of our office space, most of which is located in New York City and Jersey City, New Jersey. Our principal offices are located at 3 Times Square, New York, New York. Our principal offices for Instinet are located at 3 Times Square, New York, New York while our principal offices for INET are located at Harborside Plaza 10, Jersey City, New Jersey. We sublease the space for our principal offices from an affiliate of Reuters. For further information about this lease, see “Notes to Consolidated Financial Statements—Related Party Transactions.” In addition we have lease agreements for office space outside the United States in Frankfurt, Hong Kong, London, Paris, Tokyo, Toronto and Zurich. For further information about our leased properties, see “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

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

In the claims against Archipelago and REDIBook, Archipelago and REDIBook have answered and counterclaimed against Island by denying the substantive allegations of Island’s statement of claim, asserting certain affirmative defenses and counterclaims against Island, alleging that Island engaged in unfair, discriminatory pricing practices against these respondents and asserting claims involving breach of contract, breach of obligations of good faith, and attempted monopolization and conspiracy to restrain trade under the Sherman Act. The counterclaims allege damages of no less than $30 million before trebling, for a total of no less than $90 million treble damages pursuant to the federal antitrust laws. Archipelago is also seeking attorney’s fees.

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

NexTrade Holdings, Inc. v. ProTrader Group, LP, ProTrader Securities Corp., ProTrader Technologies LP, ProTrader Trading LLC, ProTrader Services, LP, ProTrader.com LP and Instinet Group Incorporated

On February 4, 2003, NexTrade Holdings, Inc. commenced an action against certain ProTrader subsidiaries in the United States District Court, Middle District of Florida, Tampa Division. The complaint alleges that these subsidiaries adopted and used the mark “ProTrader” in violation of § 32(1) of the Lanham Act. The complaint further alleges that these subsidiaries’ use of the ProTrader mark is likely to cause confusion, mistake or deception among purchasers of software, services and goods bearing the name “ProTrader,” which allegedly constitutes false designation of origin and unfair competition in violation of § 43(a) of the Lanham Act. The complaint also alleges that these subsidiaries’ use constitutes trademark infringement in violation of Florida state statutes and its common law, and unfair competition based on trademark infringement in violation of the common law of Florida. Finally, the complaint alleges fraud in the inducement based on defendants’ alleged deceitful negotiations to resolve the dispute. Plaintiff seeks to recover all of these subsidiaries’ profits, gains and advantages resulting from the unauthorized use of the “ProTrader” mark, damages sustained by the plaintiff of no less than $15 million before trebling and that such damages be trebled, and exemplary and punitive damages of not less than $90 million. Defendants have answered the complaint by denying the substantive allegations, asserting certain affirmative defenses and by counterclaiming against NexTrade, seeking a cancellation of the “Pro-Trade” trademark on the ground that it is descriptive and Plaintiff committed fraud on the Patent and Trademark Office during the prosecution of its application. In June 2004, the Court ordered that Instinet Group as well as certain former officers of the ProTrader entities be named as additional defendants in the action. Instinet Group and NexTrade all filed motions for summary judgment on June 15, 2004 and filed renewed motions for summary judgment on August 31, 2004. On October 15, 2004, the Court granted ProTrader and Instinet Group’s motion with respect to their claim that NexTrade failed to demonstrate that it had sustained damages as a result of any alleged infringement and further decided that any profits of ProTrader and Instinet to which NexTrade may be entitled, if any, are to be offset by their losses which may be aggregated over the years of alleged infringement. The Court also granted Plaintiff’s motion for summary judgment dismissing Defendants’ counterclaims, but decided that Defendants’ counterclaims are a valid defense to Plaintiff’s trademark infringement claims. On January 21, 2005 the Court ruled that neither party will be permitted to introduce evidence regarding Instinet Group’s profits. On February 16, 2005, the parties reached a settlement in the action and on February 17, 2005, the Court issued an order dismissing the action with prejudice subject to the right by any party to re-open the action within sixty days of the date of the order.

Item 4.	Submission of Matters to a Vote of Security Shareholders

No matters were submitted to security holders for a vote during the fourth quarter ended December 31, 2004.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the NASDAQ National Market on May 18, 2001 under the symbol “INET.” Prior to that date, there was no public market for our common stock. We subsequently changed our ticker symbol to “INGP” on October 27, 2003. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the NASDAQ National Market and there were no dividends declared for our common stock:

Period	High	Low
First quarter 2003	$4.38	$2.86
Second quarter 2003	$4.81	$3.27
Third quarter 2003	$5.72	$4.00
Fourth quarter 2003	$6.65	$4.74
First quarter 2004	$7.27	$5.15
Second quarter 2004	$7.27	$5.08
Third quarter 2004	$5.16	$4.21
Fourth quarter 2004	$6.25	$4.80

On March 4, 2005, the last reported sales price for our common stock on the NASDAQ National Market was $5.96. As of March 4, 2005, there were approximately 11,100 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Neither Instinet Group nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2004.

Recent Sales of Unregistered Securities

The following information relates to securities issued or sold by the Registrant since January 1, 2002. During that time, the Registrant has issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to offers of securities by an issuer not involving any public offering, or in reliance upon the exemption from registration under Regulation S under the Securities Act, relating to offers of securities outside the United States to persons who are not citizens or residents of the United States. The offers and sales of securities described below were made without an underwriter and the certificates representing the securities bear a restrictive legend permitting the transfer of the securities only upon their registration under, or pursuant to an exemption from the registration requirements of, the Securities Act.

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

The following selected consolidated historical financial and operating information of Instinet Group should be read in conjunction with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that appear elsewhere in this Form 10-K. The information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 were derived from our audited consolidated financial statements and related notes, which appear in Item 8 in this Form 10-K. The information as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2002, 2001 and 2000 set forth below was derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate stand-alone entity during 2000.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Revenue
Transaction fees	$1,172,805	$1,140,310	$1,104,879	$1,424,343	$1,381,405
Interest income, net	13,949	16,091	20,301	38,835	33,589

Total revenues, net	1,186,754	1,156,401	1,125,180	1,463,178	1,414,994

Cost of Revenues
Soft dollar and commission recapture	214,558	212,373	217,314	220,050	180,035
Broker-dealer rebates	257,544	217,109	124,399	—	—
Brokerage, clearing and exchange fees	221,883	201,558	176,228	146,223	136,163

Total cost of revenues	693,985	631,040	517,941	366,273	316,198

Gross margin	492,769	525,361	607,239	1,096,905	1,098,796

Direct Expenses
Compensation and benefits	220,377	227,262	281,761	406,348	379,320
Communications and equipment	72,208	108,144	125,720	156,002	143,194
Depreciation and amortization	56,509	88,516	78,424	80,754	74,158
Occupancy	36,409	54,322	55,528	49,918	35,946
Professional fees	29,451	27,916	24,594	39,990	90,208
Marketing and business development	14,732	16,702	17,094	22,143	32,145
Other	12,173	18,841	39,148	44,073	32,639

Total direct expenses	441,859	541,703	622,269	799,228	787,610

Restructuring	—	59,497	120,800	24,378	—
Goodwill and intangible asset impairment	—	21,668	551,991	—	—
Contractual settlement	(7,250)	—	—	—	—
Investments	(19,711)	9,236	59,109	(17,388)	(9,059)
Loss of fixed assets at World Trade Center	—	—	—	20,346	—
Insurance recovery	(5,116)	(10,481)	—	(21,000)	—

Total expenses	1,103,767	1,252,663	1,872,110	1,171,837	1,094,749

Income (loss) from continuing operations	82,987	(96,262)	(746,930)	291,341	320,245

Net income (loss)	$53,652	$(73,808)	$(735,230)	$144,767	$148,182

Income (loss) per share from continuing operations - basic and diluted	$0.25	$(0.29)	$(2.75)	$1.26	$1.55
Income (loss) per share - basic and diluted	$0.16	$(0.22)	$(2.71)	$0.63	$0.72
Weighted average shares outstanding - basic	332,810	330,859	271,542	230,561	206,900
Weighted average shares outstanding - diluted	335,267	330,859	271,542	230,564	206,900

Statement of Financial Condition Data (As of End of Period)
Cash and cash equivalents	$902,026	$511,648	$275,837	$703,678	$415,199
Securities owned, at market value	36,157	261,552	348,051	236,007	185,151
Total assets	1,750,714	2,066,639	2,282,895	2,994,841	2,440,424
Stockholders’ equity	1,051,030	970,783	1,023,534	1,462,509	927,336

Selected Consolidated Statistical Data
U.S. equity share volume[3]
NASDAQ-listed equity share volume	147,506	119,730	81,973	65,893	57,390
U.S. exchange-listed equity share volume	37,851	20,252	15,680	11,016	9,390

Total U.S. equity share volume	185,357	139,982	97,653	76,909	66,780

U.S. equity market share[4]
NASDAQ-listed equity market share	32.7%	28.2%	18.6%	14.0%	13.0%
U.S. exchange-listed equity market share	7.2%	4.2%	3.4%	3.1%	3.0%
Total U.S. equity market share	19.0%	15.4%	10.8%	9.2%	8.9%

1.	In September 2002, we acquired Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace, and paid a $1.00 per common stock cash dividend, which represented a distribution of approximately $248.7 million. Subsequent to September 20, 2002, the former Island ECN, Inc.’s results are consolidated with our results for the periods described.

2.	In 2000, the number of common shares was calculated based on what Reuters would have been held after giving effect to a return of capital payment of $150.0 million to Reuters and our conversion from a limited liability company to a corporation, which is pushed back for earnings per share calculation purposes.

3.	Historical volume amounts may be restated due to updates of volume information.

4.	In computing our consolidated U.S. equity market share, our numerator share volume is the customer share volume on one side of the trade, whether or not the trade matches with another customer or is routed to another execution venue. The denominator for NASDAQ market share is total NASDAQ share volume as published by NASDAQ. For U.S. exchange-listed market share, the denominator is the total share volume of U.S. listed markets obtained from a widely recognized market data vendor. Listed markets include the New York Stock Exchange, American Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, National Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 8 of this Form 10-K and in conjunction with the sections of Item 1 of this Form 10-K entitled “Forward-Looking Statements” and “Certain Factors That May Affect Our Business.” Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

We are the largest global electronic agency securities broker and have been providing investors with electronic trading solutions and execution services for more than 30 years. We operate two major businesses:

Instinet

Instinet is our institutional electronic agency securities broker. Instinet provides its customers with sophisticated electronic and sales trading execution services that enable buyers and sellers worldwide to seek best execution and lower their transaction costs either by trading directly and anonymously with one another or by executing trades in global securities markets. Through Instinet, customers can access major U.S. trading venues, including NASDAQ and the NYSE, and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Instinet’s customers primarily consist of institutional investors, such as hedge funds, mutual funds and pension funds. Lynch, Jones & Ryan, Inc., Instinet Group’s commission recapture subsidiary, is also a part of Instinet.

INET

INET is our electronic equity securities marketplace which provides its U.S. broker-dealer customers trade execution and routing services. INET’s platform enables buyers and sellers to trade securities directly and anonymously with each other. INET represents the consolidation of the order flow of the former Instinet and Island ECNs, and is one of the largest liquidity pools in NASDAQ-listed securities.

For the year ended December 31, 2004, we earned net income of $53.7 million (including investment gains of $19.7 million, contractual settlements of $7.3 million and insurance recoveries of $5.1 million), which represents our first profitable year since 2001. We recorded losses of $73.8 million for the year ended December 31, 2003 (including a restructuring charge of $59.5 million, a write down of intangible assets of $21.6 million, an investment loss of $9.2 million and insurance recoveries of $10.5 million) and losses of $735.2 million for the year ended December 31, 2002 (including a write down of intangible assets of $552.0 million, restructuring charges of $120.8 million and investment losses of $59.1 million). Although we continued to operate in a challenging business and regulatory environment in 2004, our revenues increased over 2003 primarily as a result of higher average daily trading volume associated with significant growth in INET’s trade routing product. Cost of revenues also increased, again, due in large part to the growth of INET’s trade routing product, and as a result, our gross margin decreased to $492.8 million. In an effort to offset lower gross margins, we implemented a cost reduction plan in December 2004. This cost reduction plan is part of an overall effort to reduce our costs, which have declined by almost $250 million on an annualized basis from the fourth quarter 2002 to the fourth quarter 2004.

Strategic Developments

In the first quarter of 2004, we completed a business restructuring plan to establish two distinct business lines: 1) Instinet, the Institutional Broker, which includes our U.S. and international institutional agency brokers as well as Lynch, Jones & Ryan, our commission recapture subsidiary, and 2) INET, The electronic marketplace, which represents the consolidation of the order flow of the former Instinet and Island ECNs. As we implemented new financial reporting on a segment basis in 2004, we also changed the presentation of our income statements and enhanced our operating data disclosures. We have presented similar historical data in order to provide meaningful historical comparison.

During 2004 we exited our third party correspondent clearing business. This allowed us to reduce our costs and focus our efforts on our new business segments. We do not expect this decision to have a material impact on our results of operations or financial position but exiting the business did result in a reduction of our customer-based assets and liabilities.

In September 2002, we acquired Island Holding Company, Inc., the parent company of The Island ECN, Inc., a leading electronic securities marketplace, and paid a $1.00 per common stock cash dividend, which represented a distribution of approximately $248.7 million.

Acquisition of Bridge Trading

On February 28, 2005, we entered into a stock purchase agreement with Reuters to acquire Bridge Trading, under which we agreed to pay Reuters $21.5 million in our common stock, subject to adjustments for working capital and net capital. The transaction is anticipated to be completed by end of April 2005, subject to approval from the NASD and other customary closing conditions.

Business Environment, Competition and Key Business Drivers

Both of our businesses are impacted by trading volumes in U.S. securities markets as well as the competitive environment within the securities business. In addition, Instinet is impacted by consideration (which is based on the total value of transactions rather than the number of shares) traded internationally. Trading volumes are affected by many factors, including investor confidence, stock price performance, economic climate, political stability and the level of corporate activity. International consideration levels are also affected by these factors. Our overall competitive environment, which is reflected in our market share of overall trading volume and the prices that we are able to charge our customers, is shaped in part by the level of market trading activity, but also by the abundance of competitors, continuing advances in technology, ongoing regulatory developments, regulatory scrutiny of execution costs and the continuing unbundling of financial services. In addition, the securities markets and the brokerage industry in which we operate are highly regulated, and these regulations may limit or shape our activities. These factors all affect our revenues as well as our ability to achieve our strategic objectives.

A key driver of our business in the U.S. securities markets is average daily trading volume, which in 2004 increased over 2003 after annual decreases over the previous five years and sustained period of significant annual growth in the late 1990’s. During 2000 through early 2003, these markets experienced significant volatility and declines in volume associated with the weaker economic climate, a reduction in corporate transactions and a generally more difficult business environment. In 2003, overall volume in U.S. equity markets increased slightly, although the total volume of NASDAQ-listed securities continued to decline. Overall trading volume in the U.S. increased in 2004 over 2003 levels primarily due to the continuing economic recovery, an increase in the level of corporate transactions and increased investor confidence.

A significant portion of securities traded in our businesses are NASDAQ-listed securities. In 2004, average daily trading volume in NASDAQ-listed securities increased 6.4% compared to 2003 levels. Average daily trading volume in NASDAQ-listed stocks was down 3.7% for the full year 2003 compared to 2002. Average daily trading volume has continued to increase in the first two months of 2005, compared to average 2004 levels. Average daily trading volume in U.S. exchange-listed stocks has grown steadily over the past five years, although the growth has slowed since 2001. For 2004, average daily volume of U.S. exchange-listed stocks increased 9.0% over 2003 levels.

Similar to the U.S. markets, non-U.S. markets have also experienced considerable volatility and significant declines in volume during 2000 through 2003, followed by recent increases in stock prices. Non-U.S. markets rose to record heights in 2000 in terms of consideration and then declined significantly, reverting back in 2003 to the lower consideration levels of 1999. Overall, non-U.S. markets grew in 2004 compared to 2003, with strong year-over-year gains in Asian markets.

Instinet operates in a highly competitive environment. Regulatory changes and the modernization of the global markets have altered the institutional equities business. These changes, which were designed to promote greater competition among marketplaces and improve retail investor access, have affected our businesses. Traditional brokerages firms have also been severely impacted by tighter spreads, smaller commissions, the decrease of NASDAQ market making and diminished investment banking fee revenues, which have compelled them to spend more time looking for additional profit-generating opportunities. This has led traditional brokerage firms to increase their focus on offering algorithmic trading, program trading and direct market access to institutional customers. These firms now directly compete with Instinet in price and technology to provide these services to customers. As a result, customers have become more demanding and cost conscious. Our pricing, measured in cents per share in U.S. equities, declined 2.6% in 2004 and 10.1% in 2003 and basis points charged in non U.S. equities declined 5.4% in 2004 and 1.7% in 2003. Going forward, we expect institutional pricing to continue to decline amid strong competition for customer business.

INET also operates in a highly competitive business environment and has experienced intense price competition from other trading venues seeking to attract liquidity to their platforms. As a result of this competition, we implemented lower pricing schedules beginning in September 2001 for U.S. broker-dealer customers and adjusted pre-set volume thresholds where we offer customers lower per-share transaction fees. In October 2003, we reduced pricing for routing orders in NASDAQ-listed stocks and introduced tiered pricing which offers lower prices to customers who reach certain volume levels. In October 2004, we introduced a new pricing schedule for transactions in U.S. exchange-listed stocks. In January 2005, INET announced that it would share up to 50% of its market data revenue for transactions in securities listed on the reported on Tape B (American Stock Exchange transactions) of the Consolidated Tape Association. INET will continue to monitor future price competition and evaluate its pricing structure as part of its ongoing efforts to maintain and expand its liquidity pool.

Increased competition has led to a number of consolidations among market participants, including our acquisition of The Island ECN, the merger of REDIBook ECN, LLC with Archipelago Holdings, LLC and NASDAQ’s recent acquisition of Brut, LLC.

Market Share and Market Volumes

During the year ended December 31, 2004, total trading volume in the U.S. equity markets increased 7.8% to 974 billion shares from 904 billion shares in 2003. In 2003, overall market volumes were essentially unchanged from 909 billion shares in 2002. Total NASDAQ-listed share volume increased 6.0% to 452 billion shares for the year ended December 31, 2004 from 425 billion shares in 2003 and 2003 volumes decreased 3.8% from 442 billion shares in 2002. U.S. exchange-listed share volume increased 9.0% to 522 billion shares for the year ended December 31, 2004 from 479 billion shares in 2003 and 2003 volumes increased 4.7% from 464 billion in 2002.

Instinet’s overall market share decreased to 2.7% or 26 billion shares of total U.S. equity trading volume for the year ended December 31, 2004 compared to 2.8% or 25 billion shares in 2003 and 2.5% or 23 billion shares in 2002. Instinet’s international market consideration for the year ended December 31, 2004 increased 4.5% from the year ended December 31, 2003, and 2003 consideration decreased 22.5% compared to the year ended 2002.

INET’s overall market share increased slightly to 13.4% of total U.S. market share volume for the year ended December 31, 2004 from 13.3% in 2003, while the actual number of shares matched in INET’s marketplace increased by 9.2% to 131 billion shares in 2004 compared to 120 billion shares in 2003. In 2002, INET’s overall market share was 8.4%, or 76 billion shares, of total U.S. market share volume.

INET’s matched NASDAQ-listed market share was 25.1% for the year ended December 31, 2004, comparable with 25.2% in 2003, while the actual number of NASDAQ-listed shares matched by INET increased 5.6% to 113 billion shares in 2004 from 107 billion in 2003. In the comparable 2002 period, INET’s NASDAQ-listed market share was 16.2% while the actual number of NASDAQ-listed shares matched by INET was 72 billion shares. INET’s NASDAQ market share grew over the latter half of 2003 and through 2004 as a result of pricing initiatives and the combination of all sell side volume onto INET’s platform in March of 2004.

INET’s matched exchange listed market share was 3.4% in 2004 up from 2.7% in 2003 and the actual number of exchange listed shares matched by INET increased by 38.0% to 18 billion shares from 13 billion shares in 2003. In the comparable 2002 period, INET’s exchange listed market share was 1.1% while the actual number of NASDAQ-listed shares matched by INET was 5 billion shares.

Cost Reductions

In response to the intense competitive environment in the United States and our price reduction actions, we began a series of cost-cutting efforts in 2001 that have continued through 2004. In connection with these cost-cutting efforts, which primarily involved headcount reductions and office closures, we recorded severance charges of $10.9 million in 2004, restructuring charges of $59.5 million and severances charges of $17.5 million in 2003, and restructuring charges of $120.8 million and $24.4 million in 2002 and 2001, respectively. In February 2005, we announced our current cost reduction plan, which will reduce annualized fixed costs excluding compensation expense by $50.0 million by the end of the fourth quarter of 2005 when compared to the third quarter of 2004. Compensation expense as a percentage of gross revenues may increase moderately in 2005, primarily due to increases in stock-based compensation expense.

As a result of these cost reduction efforts, total direct expenses for Instinet declined to $361.1 million in 2004 from $412.3 million in 2003 and $506.7 million in 2002. Total direct expenses for INET declined to $80.4 million in 2004 from $129.4 million in 2003 and $115.6 million in 2002. We will continue to evaluate further cost reductions.

Revenues

Instinet’s revenues consist of transactions fees and interest income. U.S. institutional customers pay a per share amount based upon the customer’s level of usage of our services. For transactions in non-U.S. equity securities, we generally base our fees on the total consideration of the trade as is customary in the international markets in which we operate, and also take into account the customer’s level of trading activity as well as local market settlement costs. Institutional transaction fees also include soft dollar revenues and revenues that are subject to commission recapture which offset dollar-for-dollar the expenses we incur in paying for research from independent third parties and for commission recapture payments to pension plan and other fund sponsors. In 2004, 2003 and 2002 transaction fees also include fees charged to brokerage correspondents. Our revenues also include fees we collect from clients to offset regulatory expenses we incur from U.S. exchanges. The fees we collected, which are recorded as a component of transaction fees, were $53.1 million in 2004, $61.3 million in 2003 and $26.7 million in 2002. Prior year periods have been reclassified to reflect the current year presentation.

INET’s revenues consist primarily of fees charged to customers for trade execution services, including matching shares in our marketplace or routing orders to other marketplaces, as well as market data revenues we earn related to trades reported to exchanges. These fees fluctuate based upon share volumes and the underlying price INET charges customers. Additionally, INET earns revenues from customers for other services, including communications and data center related fees as well as other brokerage services. ECN transaction fee revenues include commissions charged to broker-dealers who remove liquidity from our marketplace. The commissions we charge to firms removing liquidity more than offsets the amount we pay as rebates to firms that provide liquidity to our marketplace. Our broker-dealer customers are subject to a fee schedule that provides for a per share amount that declines based upon pre-set volume levels. Beginning in January 2005, we will share market data revenues we earn on transactions in securities reported on Tape B of the Consolidated Tape Association to customers who add liquidity to our marketplace.

Interest income, net, is interest earned on the cash provided as collateral on stock borrow transactions related to our self-clearing activities, interest earned on our cash balances, net of interest charged on stock loan transactions, margin interest earned on customer balances and interest expense on short term loans. We earn interest on cash balances primarily through investing in money market mutual funds. We also pay interest for stock loan transactions where we receive collateral in the form of cash generally in excess of the market value of securities loaned and for short term borrowings.

Cost of Revenues

Soft dollar and commission recapture expense consists primarily of expenses Instinet incurs to purchase research products from third parties for its customers in connection with its soft dollar research business, as well as commission recapture payments to pension plan and other fund sponsors. Instinet’s soft dollar and commission recapture expense fluctuates based upon the level of its customers’ demand for these services and overall market transaction volumes.

Broker-dealer rebates represent INET’s commission rebates paid to broker-dealers who provide liquidity to our marketplace as part of our pricing for broker-dealers. We charge commissions to broker-dealers who remove liquidity from our marketplace, which is recorded as transaction fee revenue.

Brokerage, clearing and exchange expenses include fees paid to clearing entities for clearing and settlement services, fees paid to floor brokers, exchanges and other ECNs for trade execution and fees paid to third-party vendors for data processing services. These costs generally fluctuate based on transaction volumes. Also included in these expenses are regulatory fees we pay to exchanges which offset revenues.

Expenses

Employee compensation and benefits expense includes salaries, incentive compensation and related employee benefits and taxes. Many employees receive annual incentive compensation based on our overall operating results. Some employees, such as sales employees, receive periodic incentive compensation based on new customer acquisitions and revenues. As a result, a portion of this expense varies based on our operating results and revenues.

Communications and equipment expense consists primarily of costs for our network connections with our customers, costs for maintenance of our core network, costs for software, computers and other equipment and fees for access to stock market data. Communications and equipment expense generally changes based upon long-term trends in our business activity and the services we offer to our customers. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements. The expenses we incur for these modifications may vary substantially from period to period.

Depreciation and amortization expense results primarily from the depreciation of the fixed assets we purchase, as well as the amortization of goodwill and other intangible assets resulting from our acquisitions. In 2002, we wrote off all of our remaining goodwill totaling $552.0 million and in 2003 we wrote off fixed assets and intangible assets totaling $30.1 million. In 2004, we wrote off fixed assets totaling $8.4 million. These write offs will result in lower depreciation and amortization expense in the future.

Occupancy expense includes the costs of leasing, furnishing and maintaining our office and operations space, primarily in the New York metropolitan area. Occupancy expense is primarily affected by increases or decreases in the number of employees and expansion or contraction of our services and related support functions.

Professional fees include fees paid to consultants as well as legal and audit fees.

Marketing and business development expense consists primarily of production, media, print, client entertainment and other expenses incurred to create brand awareness, promote our services and introduce new products.

Other expenses consist primarily of provisions for bad debt, administrative expenses and other general office costs.

Investments consists of realized and unrealized gains and losses, dividends and other income earned on a series of strategic alliances and long-term investments we have made in other companies, as well as realized and unrealized gains and losses from our marketable securities.

Contractual settlements consists of amounts received from the release of obligations in settlement of an execution contract.

Technology service company charges reflect Instinet’s charges to INET for the use of its core technology infrastructure. INET’s reliance on Instinet’s infrastructure will continue to decrease as INET develops its own technologies.

Corporate allocations in our segments represent expenses incurred by Instinet Group but not directly paid by either segment. These expenses are allocated based on each segment’s percentage of U.S. net revenue, global net revenue or headcount. Certain technology-related costs are allocated based on management’s estimate of the resources used during the period.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include valuations of investment securities, impairment of goodwill and intangible assets, allowance for doubtful accounts, accounting for restructuring and income taxes.

Investments

Our investments are stated at estimated fair value as determined in good faith by management. Generally, we will initially value investments at cost as a proxy for fair value, and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position, operating results and other pertinent information.

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material. During the year ended December 31, 2004, the carrying value of our investments in Archipelago Holding, Inc. increased by $11.9 million. A loss of $0.4 million was recorded in connection with the Archipelago Holdings, Inc. initial public offering. During the year ended December 31, 2003, we wrote down our investments in NASDAQ Stock Market, Inc., TP Group LDC, eXchange Advantage Corporation, Tradeware S.A. and JapanCross Securities Co. Ltd. by an aggregate $17.3 million based upon management’s best judgment of each investment’s respective fair market value. We also recorded a net increase in our investment in Archipelago Holdings, LLC of $5.0 million during the year ended December 31, 2003.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist when required. Because management’s assumptions and estimates are used in the valuation, actual results may differ.

There were no adjustments to goodwill or intangible assets for the year ended December 31, 2004. In 2003, our annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. In accordance with SFAS No. 142, based on the results of management’s analysis, we determined that our intangible assets had been impaired and as a result, we recorded a pre-tax charge of $21.7 million. In 2002, based on the results of management’s assessment and a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result, we recorded a pre-tax goodwill impairment charge of $552.0 million, the remaining carrying value of our goodwill.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue and profitability. The allowance for doubtful accounts balance as of December 31, 2004 and December 31, 2003 was $18.6 million and $21.7 million, respectively.

Restructuring Reserve Estimate

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Accounting for Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. Valuation allowances are established when it is deemed more likely than not that future taxable income will not be sufficient to realize income tax benefits. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

See Note 2 to the consolidated financial statements for a summary of our significant accounting policies.

Key Statistical Information

The following table presents operating data for our two business segments.

	Year Ended December 31,
	2004	2003	2002
U.S. Market
Trade Days	252	252	252

Average daily NASDAQ-listed equity share volume (millions)	1,792	1,685	1,749
Average daily U.S. exchange-listed equity share volume (millions)	2,073	1,901	1,857

Average daily U.S. equity share volume (millions)	3,865	3,586	3,606

Total U.S. equity share volume (millions)	973,982	903,604	908,588

Instinet, the Institutional Broker
A. U.S. Equities [1]

Our total average daily volume (million shares)	104	99	91
Our share of total market	2.7%	2.8%	2.5%

Our average daily volume (million shares) - Institutional and Crossing	79	79	86
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.48	1.52	1.69

Our average daily volume (million shares) - Institutional Correspondents	25	19	5
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.08	0.09	0.20

B. Non-US Equities [3]

Our average daily consideration (millions)	$812	$677	$874
Average basis points charged to client per consideration traded	5.3	5.6	5.7

INET, the Electronic Marketplace
A. Our Matched Average Daily Volume [4]

Our NASDAQ-listed equity share volume (million shares)	449	424	284
Our share of total market	25.1%	25.2%	16.2%

Our U.S. exchange-listed equity share volume (million shares)	70	52	20
Our share of total market	3.4%	2.7%	1.1%

Our total U.S. equity share volume (million shares)	519	476	304
Our share of total market	13.4%	13.3%	8.4%

B. Our Routed Average Daily Volume (million shares) [5]	112	36	13

[1]	For a description of how we calculated Instinet’s share volumes, see - “Calculation of Volume - Instinet, The Institutional Broker.”

[2]	The amount charged per share is the average cents per share charged net of soft dollar and commission recapture expenses.

[3]	Commissions on international transactions are presented as basis points (one hundredth of one percent) of the total value (consideration) of the transaction.

[4]	For a description of how we calculated INET’s share volumes, see - “Calculation of Volume - INET, The Electronic Marketplace.”

[5]	Routed volume reflects transactions where the trade was not matched on INET.

Calculation of Volume

Instinet, The Institutional Broker

Instinet’s average daily U.S. equity share volume is counted as the sum of our customers’ share volume per side related to a trade. For example, a matched trade, where one customer buys 100 shares and the other sells 100 shares, is counted as 200 shares; if the buy or sell order were routed out, we would count 100 shares on the customer side. Upon completion of our reorganization, we identified two primary customer groups, Institutional and Crossing and Institutional Correspondents. As a result, we changed methods in recognizing customer activity and prior quarter statistics have been recalculated.

Institutional and Crossing customers comprise certain U.S. buy-side clients, all of the clients of Lynch, Jones & Ryan and our international business. They include fund managers, pension plans, hedge funds and other clients. Crossing includes order flow from both buy-side and sell-side clients who execute through our crossing networks. Institutional Correspondents represent our direct market access U.S. buy-side clients.

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

For example, where a customer sells 100 shares to another customer as a matched trade, we count 100 shares. INET share volume includes transactions sent to it by Instinet and prior quarters have been presented to include this volume.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003

Overview

Our net income was $53.7 million for the year ended December 31, 2004 compared to a net loss of $73.8 million in 2003. This increase in net income was primarily due to higher average daily NASDAQ-listed volume and increased revenues from our international business, which included the impact of pre-2004 cost reduction initiatives, including $81.1 million in restructuring and intangible asset impairment charges taken in 2003. Our total revenues, net were $1.2 billion for the year ended December 31, 2004, a slight increase when compared to the year ended December 31, 2003. Total expenses decreased $148.9 million to $1.1 billion for the year ended December 31, 2004 from $1.3 billion in 2003 primarily due to lower direct expenses and gains on investments partially offset by an increase in cost of revenues. Cost of revenues increased 10.0% to $694.0 million for the year ended December 31, 2004 from $631.0 million in 2003 and cost of revenues as a percentage of total revenues increased to 58.5% in 2004 from 54.6% in 2003 primarily due to increased routed volume and higher rebate rates at INET. Direct expenses were down 18.4% to $441.9 million for the year ended December 31, 2004 from $541.7 million in 2003 primarily due to lower communications and equipment, depreciation and amortization, occupancy and compensation and benefits expenses as a result of our reduced headcount, cost reduction initiatives and impairment and restructuring charges in the fourth quarter of 2003.

Revenues

Transaction fees

Transaction fee revenue increased 2.8% to $1.2 billion for the year ended December 31, 2004 from $1.1 billion for the year ended December 31, 2003. The increase was primarily due to higher average daily NASDAQ-listed volume transacted by INET and higher average daily consideration transacted in our international business partially offset by lower average amounts charged to clients at both Instinet and INET.

Interest income, net

Interest income, net decreased 13.3% to $13.9 million for the year ended December 31, 2004 from $16.1 million in 2003. This decrease was primarily due to a shift to shorter-term investments and a decrease in stock borrow activity partially offset by higher cash and cash equivalent balances compared to the prior year.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense increased 1.0% to $214.6 million for the year ended December 31, 2004 from $212.4 million in 2003. This expense is offset dollar for dollar by soft dollar revenues and revenues that are subject to commission recapture. The increase was primarily due to higher trading volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 18.6% to $257.5 million for the year ended December 31, 2004 from $217.1 million in 2003. The increase was primarily due to higher rebate rates beginning in the fourth quarter of 2003 and the introduction of rebates paid for matched volume of U.S. exchange-listed volume in INET, which began in the third quarter of 2004.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 10.0% to $221.9 million for the year ended December 31, 2004 from $201.6 million in 2003. The increase was primarily due to higher exchange fees associated with higher routed volume as a result of our price reduction for routing orders in the fourth quarter of 2003. Higher exchange fees were partially offset by lower clearing costs, mainly in the U.S., due to a decline in trade reporting expenses, benefits realized from technology efficiencies and a decrease in regulatory fees we pay to exchanges. We paid regulatory fees of $53.1 million in 2004 and $61.3 million in 2003.

Gross Margin

Gross margin decreased 6.2% to $492.8 million for the year ended December 31, 2004 from $525.4 million in 2003. The decrease was primarily due to higher charges for higher routed volume and higher rebate rates, partially offset by higher transaction fees.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 3.0% to $220.4 million for the year ended December 31, 2004 from $227.3 million in 2003. This decrease was primarily due to a decrease in our headcount as part of our cost reduction initiatives partially offset by higher incentive compensation. Our total headcount decreased by 17.3% to 1,000 as of December 31, 2004 from 1,210 employees as of December 31, 2003. Variable compensation, which consists of annual incentive payments and commissions paid, were 6.0% and 4.5% of revenues in 2004 and 2003, respectively.

Communications and equipment

Communications and equipment expense decreased 33.2% to $72.2 million for the year ended December 31, 2004 from $108.1 million in 2003. This decrease was primarily due to the completion of the migration of clients to a third-party network, which was substantially completed during the third quarter of 2003, and lower connectivity costs.

Depreciation and amortization

Depreciation and amortization expense decreased 36.2% to $56.5 million for the year ended December 31, 2004 from $88.5 million in 2003. This decrease was primarily due to lower amortization of intangible assets and leasehold improvements resulting from the impairment and restructuring charges taken in the fourth quarter of 2003.

Occupancy

Occupancy expense decreased 33.0% to $36.4 million for the year ended December 31, 2004 from $54.3 million in 2003. This decrease was primarily due to a reduction in our office space as part of the restructuring in the fourth quarter of 2003.

Professional fees

Professional fees increased 5.4% to $29.5 million for the year ended December 31, 2004 from $27.9 million in 2003. This increase was primarily due to higher consultant and audit fees associated with Sarbanes-Oxley compliance.

Marketing and business development

Marketing and business development expenses decreased 11.8% to $14.7 million for the year ended December 31, 2004 from $16.7 million in 2003. This decrease was primarily due to lower advertising and production costs.

Other expenses

Other expenses decreased 35.4% to $12.2 million for the year ended December 31, 2004 from $18.8 million in 2003. This decrease was primarily due to lower bad debt expenses and discretionary expenses partially offset by higher legal-related expenses.

Contractual settlement

In June 2004, we received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in final settlement of an execution contract.

Investments

Net gains on our investments were $19.7 million for the year ended December 31, 2004 compared to a net loss of $9.2 million in 2003. This change was primarily due to an increase in the carrying value of Archipelago Holdings, Inc. of $11.9 million, partially offset by losses of $0.4 million on the sale of Archipelago Holdings, Inc. in connection with its initial public offering and on increases in the carrying value and realized gains of $7.5 million related to shares we owned in foreign stock exchanges for the year ended December 31, 2004. This compares with write-downs in various stock exchanges and investments partially offset by gains in the carrying value of our securities owned for the year ended December 31, 2003.

Insurance recoveries

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the year ended December 31, 2004 and $10.5 million in 2003. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision

For the year ended December 31, 2004 our effective tax rate was a provision of 35.4%. This rate reflects the cost of state taxes offset by the ability to use losses in other jurisdictions where the tax benefit had not been previously recognized as it was not likely to be recovered. For the year ended December 31, 2003 our effective tax rate was a benefit of 23.3% on our net loss and reflected the likelihood that we would be able to utilize our losses in some jurisdictions.

OPERATING RESULTS BY SEGMENT

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$738,110	$455,068	$(20,373)	$1,172,805	$745,004	$411,289	$(15,983)	$1,140,310
Interest income, net	12,001	1,572	376	13,949	15,227	864	—	16,091

Total revenue, net	750,111	456,640	(19,997)	1,186,754	760,231	412,153	(15,983)	1,156,401

Cost of revenues
Soft dollar and commission recapture	214,558	—	—	214,558	212,373	—	—	212,373
Broker-dealer rebates	—	257,544	—	257,544	—	217,109	—	217,109
Brokerage, clearing and exchange fees	157,559	84,697	(20,373)	221,883	165,915	51,626	(15,983)	201,558

Total cost of revenues	372,117	342,241	(20,373)	693,985	378,288	268,735	(15,983)	631,040

Gross margin	377,994	114,399	376	492,769	381,943	143,418	—	525,361

Direct Expenses
Compensation and benefits	175,322	16,119	28,936	220,377	168,301	16,583	42,378	227,262
Communications and equipment	61,714	8,362	2,132	72,208	87,724	16,832	3,588	108,144
Depreciation and amortization	44,782	10,344	1,383	56,509	55,766	25,583	7,167	88,516
Occupancy	27,508	1,649	7,252	36,409	27,566	6,065	20,691	54,322
Professional fees	18,917	2,222	8,312	29,451	16,978	2,205	8,733	27,916
Marketing and business development	11,550	2,734	448	14,732	11,772	350	4,580	16,702
Other	9,887	(1,454)	3,740	12,173	12,266	3,891	2,684	18,841
Technology service company charges	(24,908)	24,908	—	—	(33,131)	33,131	—	—
Corporate overhead charges	36,307	15,520	(51,827)	—	65,098	24,723	(89,821)	—

Total direct expenses	361,079	80,404	376	441,859	412,340	129,363	—	541,703

Restructuring	—	—	—	—	—	—	59,497	59,497
Goodwill and intangible asset impairment	—	—	—	—	—	—	21,668	21,668
Contractual settlement	—	—	(7,250)	(7,250)	—	—	—	—
Investments	—	—	(19,711)	(19,711)	—	—	9,236	9,236
Insurance recovery	—	—	(5,116)	(5,116)	—	—	(10,481)	(10,481)

Total expenses	733,196	422,645	(52,074)	1,103,767	790,628	398,098	63,937	1,252,663

Net income (loss) from operations before income taxes	$16,915	$33,995	$32,077	$82,987	$(30,397)	$14,055	$(79,920)	$(96,262)

Instinet

Total revenues, net of interest, were $750.1 million for the year ended December 31, 2004, down slightly from $760.2 million for the year ended December 31, 2003. Lower revenues were due to lower transaction fees primarily as a result of lower average amounts charged to our clients per share and were partially offset by higher transaction volumes in U.S. equity securities and higher consideration of non-U.S. equities traded. Our average amount charged to our institutional and crossing clients per share decreased 2.6% in 2004 compared to 2003. Total average daily volume of U.S. equities was 104 million shares for the year ended December 31, 2004, up 4.8% from 99 million shares in 2003, reflecting higher overall market volumes but a lower market share of 2.7% in 2004 and 2.8% in 2003. International consideration traded increased 16.6% to $812.0 million in the year ended December 31, 2004 from $677.0 million in 2003 primarily due to a 14.6% increase in total market consideration in the international markets in which we trade. This increase in consideration is primarily due to an increase in share volume. The average basis points charged to our non-U.S. clients decreased 5.1% to 5.3 basis points in 2004 from 5.6 basis points in 2003.

Cost of revenues decreased 1.6% to $372.1 million for the year ended December 31, 2004 from $378.3 million in 2003 primarily due to lower U.S. clearing costs, resulting from a decline in trade reporting expenses and benefits realized from technology efficiencies partially offset by higher average daily volume. Cost of revenues as a percentage of total revenues was 49.6% for the year ended December 31, 2004 and 49.8% in 2003.

Gross margin decreased 1.0% to $378.0 million for the year ended December 31, 2004 from $381.9 million in 2003 primarily due to lower average amounts charged to our clients per share.

Direct expenses decreased 12.4% to $361.1 million for the year ended December 31, 2004 from $412.3 million in 2003 primarily due to lower corporate overhead charges, communication and equipment expense, depreciation expense and other expenses, partially offset by lower reimbursements from INET for technology service company charges and higher compensation and benefits expense. Lower communications and equipment and corporate overhead charges were primarily due to our migration of clients to a third-party network and cost reduction initiatives previously undertaken within Instinet Group, respectively. Total corporate overhead charges were lower by 44.2% for the year ended December 31, 2004 compared to 2003.

Net income from operations before income taxes for the year ended December 31, 2004 was $16.9 million compared to a loss of $30.4 million for the year ended December 31, 2003.

INET

Total revenues, net of interest, of $456.6 million for the year ended December 31, 2004, increased 10.8% from $412.2 million in 2003 primarily due to higher transaction fees. Transaction fees increased due to higher market data revenue, higher routed average daily volume and a 5.9% increase in matched average daily NASDAQ-listed equity share volume to 449 million shares from 424 million shares, partially offset by lower average pricing. Routed average daily volume increased to 112 million shares for the year ended December 31, 2004 from 36 million shares for the year ended December 31, 2003.

Cost of revenues increased 27.4% to $342.2 million for the year ended December 31, 2004 from $268.7 million in 2003 primarily due to increased transaction volume routed to other market destinations as a result of our price reduction for routing orders in the fourth quarter of 2003 and higher rebate rates. Cost of revenues as a percentage of total revenues was 74.9% for the year ended December 31, 2004 and 65.2% in 2003.

Gross margin decreased 20.2% to $114.4 million for the year ended December 31, 2004 from $143.4 million in 2003 primarily due to increased routed expenses as a result of our higher average daily routed volume and higher rebate rates.

Direct expenses decreased 37.8% to $80.4 million for the year ended December 31, 2004 from $129.4 million in 2003 primarily due to lower technology service company charges, depreciation and amortization expense, communication and equipment expense, corporate overhead charges and occupancy expense. These decreases were a result of lower reliance of Instinet’s technology resources, an impairment charge on intangible assets taken in the fourth quarter of 2003 and accelerated depreciation of leasehold improvements and equipment in 2003, lower client communications costs due to discontinuing service on excess communication lines and cost reduction initiatives previously undertaken at the Instinet Group level, respectively.

Net income from operations before income taxes for the year ended December 31, 2004 was $34.0 million compared to $14.1 million for the year ended December 31, 2003.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

Overview

Our net loss decreased to $73.8 million for 2003 from a net loss of $735.2 million for 2002. Our total revenue of $1.2 billion for 2003 represented an increase of 2.8% from 2002. Total expenses decreased $619.4 million to $1.3 billion for the year ended December 31, 2003 from $1.9 billion in 2002. Our expenses for 2003 included a restructuring charge of $59.5 million, intangible asset impairment charge of $21.7 million, investment losses of $9.2 million and $10.5 million in insurance recoveries for assets lost in the World Trade Center. Our expenses for 2002 included a goodwill impairment charge of $552.0 million, restructuring charges of $120.8 million and investment losses of $59.1 million. Expenses were lower in 2003 compared to 2002 due to the declines in goodwill and intangible asset impairment, investment losses, restructuring charges and compensation expenses, partially offset by an increase in broker-dealer rebates. Total expenses also decreased due to lower direct expenses partially offset by an increase in cost of revenues. Cost of revenues increased 21.8% to $631.0 million for the year ended December 31, 2003 from $517.9 million in 2002 and cost of revenues as a percentage of total revenues increased to 54.6% from 46.0% primarily due to the acquisition of Island and the inclusion in 2003 of a full year of rebate expense. Direct expenses were down 13.0% to $541.7 million for the year ended December 31, 2003 from $623.0 million in 2002 primarily due to lower compensation and benefits, communications and equipment and other expenses as a result of our reduced headcount and cost reduction initiatives.

Revenues

Transactions fees

Transaction fee revenue was unchanged at $1.1 billion for 2003 compared with 2002. The 2003 amount reflects a full year of Island’s activity compared to approximately three months in 2002. Higher average daily NASDAQ-listed volume was mostly offset by lower average daily consideration in our international markets and lower average amounts charged to clients.

Interest income, net

Interest income, net decreased 20.7% to $16.1 million in 2003 from $20.3 million in 2002. This decrease was primarily due to a decrease in interest rates, which affects the revenue generated by our stock borrowing activities and the amounts earned on our cash and cash equivalents.

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

Broker-dealer rebates

Broker-dealer rebates increased to $217.1 million in 2003 from $124.4 million in 2002. The increase was due to higher volume resulting primarily from our acquisition of Island in 2002 and the inclusion in 2003 of a full year of rebate expenses. We began offering broker-dealer rebates in March 2002.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 14.4% to $201.6 million in 2003 from $176.2 million in 2002. This increase was primarily due to an increase in the regulatory fees we pay to exchanges. We paid regulatory fees of $61.3 million in 2003 and $26.7 million in 2002. This increase in regulatory fees was partially offset by lower clearing and settlement costs, particularly in the U.S., due to a decline in trade reporting expenses and benefits from technology efficiencies.

Gross Margin

Gross margin decreased 13.6% to $525.4 million for the year ended December 31, 2003 from $607.2 million in 2002. The decrease was primarily due to the inclusion in 2003 of a full year of rebate expenses.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 19.3% to $227.3 million in 2003 from $281.8 million in 2002 due to declines in salary and benefits expense and lower incentive compensation. The decline in salary and benefits expense was due to declines in our employee base as a result of our cost reduction initiatives and reductions of certain benefit programs. This decrease was partially offset by severance charges of $17.5 million in 2003 related to employee reductions. Our total headcount decreased to 1,210 employees as of December 31, 2003 from 1,474 employees (including 133 employees from Island) as of December 31, 2002. Variable compensation, which consists of annual incentive payments and commissions paid, were 4.5% and 4.1% of revenues in 2003 and 2002, respectively.

Communications and equipment

Communications and equipment expense decreased 14.0% to $108.1 million in 2003 from $125.7 million in 2002. Our costs declined throughout 2003 as we migrated clients from our proprietary in-house network to a third-party platform. The migration was substantially completed by the end of the third quarter of 2003.

Depreciation and amortization

Depreciation and amortization expense increased 12.9% to $88.5 million in 2003 from $78.4 million in 2002. This increase was primarily due to higher amortization related to our intangible assets, which we acquired in connection with our acquisitions of The Island ECN and ProTrader Securities, LP. This increase was partially offset by lower depreciation of our leasehold improvements associated with reduced space needs as part of our cost reduction efforts.

Occupancy

Occupancy expense decreased 2.2% to $54.3 million in 2003 from $55.5 million in 2002, primarily as a result of decreased rent expense due to consolidation of our office space in the New York metropolitan area as part of our cost reduction initiatives. This decrease was partially offset by a one-time charge of $2.3 million related to the consolidation of our office space as part of a cost reduction initiative announced in March 2003, as well as our acquisition of Island.

Professional Fees

Professional fees increased 13.5% to $27.9 million in 2003 from $24.6 million in 2002, primarily due to higher consulting fees.

Marketing and business development

Marketing and business development expenses decreased 2.3% to $16.7 million in 2003 from $17.1 million in 2002. This decrease was primarily due to lower advertising costs.

Other expenses

Other expenses decreased 52.8% to $18.8 million in 2003 from $39.1 million in 2002. This decrease was primarily due to lower bad debt expense related to commission receivables from customers and lower bad debt expense associated with loans made to strategic investment partners in 2002 as well as lower discretionary and office related expenses.

Investments

Losses on our investments were $9.2 million in 2003 compared to losses of $59.1 million in 2002. In 2003, our losses were due to deteriorating business conditions or decreased market capitalization on our investments primarily in TP Group LDC, The NASDAQ Stock Market, Inc., Tradeware S.A., Japan Cross Securities Co. Ltd. and e-Xchange Advantage Corporation partially offset by a gain in the value of Archipelago Holding, LLC and the carrying value of certain of our investments in non-U.S. exchanges. In 2002, we recorded losses on our investments primarily in Archipelago Holding, LLC, WR Hambrecht & Co., TP Group LDC, Tradeware S.A., Japan Cross Securities Co. Ltd. and Vencast, Inc, offset by market gains in securities owned and the sale of shares in the Toronto Stock Exchange.

Goodwill and Intangible Asset Impairment

During the fourth quarter of 2003, in accordance with SFAS No. 142, our annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. We determined that our intangible assets had been impaired and, as a result, we recorded a pre-tax charge of $21.7 million. We recorded a tax benefit of $9.3 million related to this charge.

During the third quarter of 2002, in accordance with SFAS No. 142, based on the results of a valuation analysis prepared by an independent specialist, we determined that our existing goodwill had been completely impaired and as a result we recorded a pre-tax goodwill impairment loss of $552.0 million, the remaining carrying value of our goodwill. This was a non-cash charge and resulted in no reduction in tangible book value. We recorded a tax benefit of approximately $26.0 million related to this charge.

Restructuring Expense

In the fourth quarter of 2003, we recorded a pre-tax charge of $59.5 million related to a reduction in workforce by approximately 185 employees and the consolidation of the company’s office space, which accounts for a significant portion of the charge. This cost reduction plan was primarily due to the strategic decisions related to the separation of Instinet and INET, and the company’s ongoing efforts to streamline its operations.

In March 2002, we recorded a pre-tax charge of $58.4 million in order to offset the impact of reduced revenues due to our price reductions to U.S. broker-dealer customers. In December 2002, we announced additional cost reductions, and as a result we recorded a pre-tax charge of $62.4 million primarily due to cost synergies in connection with our acquisition of Island. The charge also reflected expenses associated with reducing staff, consolidation of office space within both the New York City area and internationally and the closure of the remaining offices of our ProTrader subsidiary.

Income Taxes Benefit

Our tax benefit decreased to $22.5 million in 2003 from a benefit of $53.1 million in 2002 as a result of decreased loss from continuing operations before income taxes. Our effective income tax rate increased to 23.3% in 2003 from 8.1% in 2002. This increase primarily resulted from the permanent impairment of goodwill that was not fully deductible for tax purposes in 2002.

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

Cumulative Effect of Change in Accounting Principle

The cumulative effect of a change in accounting principle related to goodwill, net of tax, was $18.6 million in 2002. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment is deemed to exist when the carrying value of goodwill exceeds its implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS No. 142, of using undiscounted cash flows of the businesses acquired over its estimated life. Upon adoption of SFAS No. 142, we incurred goodwill impairment before tax of $15.7 million related to our acquisition of ProTrader and $3.3 million related to our acquisition of Montag Pöpper & Partner GmbH, a fixed income broker-dealer in Germany. Decreased customer transaction volumes led to operating losses, closure of several trading offices and the restructuring of our ProTrader subsidiary. In addition, after a review of market conditions we determined our fixed income operations could not reach critical mass and, therefore, the carrying value of goodwill related to our acquisition of Montag was impaired and written off.

OPERATING RESULTS BY SEGMENT

	Year Ended December 31, 2003				Year Ended December 31, 2002
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenues
Transaction fees	$745,004	$411,289	$(15,983)	$1,140,310	$820,681	$305,551	$(21,353)	$1,104,879
Interest income, net	15,227	864	—	16,091	19,779	522	—	20,301

Total revenue, net	760,231	412,153	(15,983)	1,156,401	840,460	306,073	(21,353)	1,125,180

Cost of revenues
Soft dollar and commission recapture	212,373	—	—	212,373	217,314	—	—	217,314
Broker-dealer rebates	—	217,109	—	217,109	—	124,399	—	124,399
Brokerage, clearing and exchange fees	165,915	51,626	(15,983)	201,558	157,002	40,579	(21,353)	176,228

Total cost of revenues	378,288	268,735	(15,983)	631,040	374,316	164,978	(21,353)	517,941

Gross margin	381,943	143,418	—	525,361	466,144	141,095	—	607,239

Direct Expenses
Compensation and benefits	168,301	16,583	42,378	227,262	214,103	17,546	50,112	281,761
Communications and equipment	87,724	16,832	3,588	108,144	115,142	6,642	3,936	125,720
Depreciation and amortization	55,766	25,583	7,167	88,516	57,144	7,407	13,873	78,424
Occupancy	27,566	6,065	20,691	54,322	48,659	1,536	5,333	55,528
Professional fees	16,978	2,205	8,733	27,916	12,397	1,167	11,030	24,594
Marketing and business development	11,772	350	4,580	16,702	11,246	1,018	4,830	17,094
Other	12,266	3,891	2,684	18,841	17,357	7,342	14,449	39,148
Technology service company charges	(33,131)	33,131	—	—	(48,461)	48,461	—	—
Corporate overhead charges	65,098	24,723	(89,821)	—	79,103	24,460	(103,563)	—

Total direct expenses	412,340	129,363	—	541,703	506,690	115,579	—	622,269

Restructuring	—	—	59,497	59,497	—	—	120,800	120,800
Goodwill and intangible asset impairment	—	—	21,668	21,668	—	—	551,991	551,991
Investments	—	—	9,236	9,236	—	—	59,109	59,109
Insurance recovery	—	—	(10,481)	(10,481)	—	—	—	—

Total expenses	790,628	398,098	63,937	1,252,663	881,006	280,557	710,547	1,872,110

Net income (loss) from operations before income taxes	$(30,397)	$14,055	$(79,920)	$(96,262)	$(40,546)	$25,516	$(731,900)	$(746,930)

Instinet

Total revenues, net of interest, were $760.2 million for the year ended December 31, 2003 compared to $840.5 million for the year ended December 31, 2002. Lower revenues were due to lower transaction fees primarily as a result of lower average amounts charged to our clients per share and lower consideration traded of non-U.S. equities traded partially offset by higher average daily volume. Total average daily volume of U.S. equities was 99 million shares for the year ended December 31, 2003, up 8.8% from 91 million shares in 2002, reflecting higher market share but lower overall market volumes and the average amount charged to Institutional and Crossing customers decreased 10.1% to 1.52 cents per share in 2003 from 1.69 cents per share in 2002. International consideration traded decreased 22.5% to $677.0 million in the year ended December 31, 2003 from $874.0 million in 2002 and the average basis points charged to our non-U.S. clients decreased 1.7% to 5.6 basis points in 2003 from 5.7 basis points in 2002.

Cost of revenues increased 1.1% to $378.3 million for the year ended December 31, 2003 from $374.3 million in 2002 primarily due to an increase in the regulatory fees we were charged by various exchanges, partially offset by lower clearing costs, mainly in the U.S., which were due to a decline in trade reporting expenses and benefits realized from technology efficiencies. Cost of revenues as a percentage of total revenues was 49.8% for the year ended December 31, 2003 and 44.5% in 2002.

Gross margin decreased 18.1% to $381.9 million for the year ended December 31, 2003 from $466.1 million in 2002 primarily due to lower average amounts charged to our clients per share and higher exchange fees.

Direct expenses decreased 18.6% to $412.3 million for the year ended December 31, 2003 from $506.7 million in 2002 primarily due to lower compensation and benefits, communication and equipment expense, occupancy expenses and corporate overhead charges, partially offset by lower reimbursement from INET for technology service company charges and higher professional fees. Lower direct expenses were primarily due to lower headcount, our migration of clients to a third-party network and cost reduction initiatives realized within Instinet Group, respectively. Total corporate overhead charges were lower by 17.7% for the year ended December 31, 2003 compared to 2002.

Net loss from operations before income taxes was $30.4 million for the year ended December 31, 2003 and $40.5 million for the year ended December 31, 2002.

INET

Total revenues, net of interest, increased to $412.2 million for the year ended December 31, 2003 from $306.1 million in 2002 primarily due to higher average daily volume of NASDAQ-listed equity shares. Transaction fees were also higher due to 2003 reflecting a full year of Island’s activity compared to approximately three months in 2002.

Cost of revenues increased 62.9% to $268.7 million for the year ended December 31, 2003 from $165.0 million in 2002 due to higher volume resulting primarily from our acquisition of Island and the inclusion in 2003 of a full year of rebate expenses. Cost of revenues as a percentage of total revenues was 65.2% for the year ended December 31, 2003 and 53.9% in 2002.

Gross margin increased 1.6% to $143.4 million for the year ended December 31, 2003 from $141.1 million in 2002 primarily due to our higher average daily volume as a result of our acquisition of Island.

Direct expenses increased 11.9% to $129.4 million for the year ended December 31, 2003 from $115.6 million in 2002 primarily due to higher depreciation and amortization and communication and equipment expense, partially offset by lower technology service company charges. The increases were a result of amortization of intangible assets in connection with the Island acquisition, accelerated depreciation of leasehold improvements and equipment and higher communication costs as we migrated clients off of our proprietary in-house network to a third-party platform.

Net income from operations before income taxes for the year ended December 31, 2003 was $14.1 million and $25.5 million for the year ended December 31, 2002.

Liquidity and Capital Resources

We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of uncommitted credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business and partly by the return on our investments. We maintain a highly liquid balance sheet that can fluctuate significantly between consolidated financial statement dates. Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, and commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. Capital expenditures are for the purchase of data processing and communications equipment, leasehold improvements and purchases of furniture for our office facilities. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures and regulatory capital requirements, restructuring charges and other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

Cash and cash equivalents, together with assets readily convertible into cash, accounted for 81.3% and 71.7% of our assets as of December 31, 2004 and 2003, respectively. Assets readily convertible into cash consist primarily of the following components as set forth on our Consolidated Statements of Financial Condition:

•	Receivables from broker-dealers principally represent amounts due on securities transactions that have not been completed as of the settlement date. The settlement date generally occurs within three business days of the trade date for U.S. securities transactions, but can take as long as 30 days for non-U.S. equity transactions.

•	Receivables from customers principally represent customer debit balances and amounts due on securities transactions that have not been completed as of the settlement date.

•	Commissions receivable represents commissions (transactions fees) principally from broker-dealers.

•	Securities owned consist principally of U.S. government and agency securities, municipal bonds and corporate bonds in which we invest our excess cash. For the purpose of this presentation, we have excluded the shares we own in various stock exchanges.

•	Securities borrowed represent the amount of collateral deposited with brokers securing marketable equity securities borrowed by us in connection with covering customer securities transactions in our clearing business.

For the Year Ended December 31, 2004

Cash and cash equivalents increased $390.4 million to $902.0 million as of December 31, 2004 from $511.6 million as of December 31, 2003. Net cash of $157.7 million was provided by operating activities, reflecting primarily net income less non-cash adjustments during the year. Net cash of $227.6 million was generated from investing activities primarily from the sale and maturities of securities owned, net of purchases, of $225.4 million and proceeds from the sale of investments in Archipelago Holdings, Inc. as part of its initial public offering of $7.7 million, partially offset by capital expenditures of $5.4 million for fixed assets and leasehold improvements. Net cash of $9.1 million was used in financing activities primarily from repayments, net of borrowings, of $16.1 million from our short-term borrowings and $7.0 million received from the issuance of common stock as a result of the exercise of stock options.

For the Year Ended December 31, 2003

Cash and cash equivalents increased $258.5 million to $511.6 million as of December 31, 2003 from $253.2 million as of December 31, 2002. Cash of $159.3 million was provided by operating activities, reflecting cash from operations (net loss less non-cash items) and lower net levels of securities borrowed and restricted cash due to lower customer settlement requirements. Cash of $86.7 million was generated from investing activities primarily from the sale of securities owned, net of purchases, of $86.5 million and insurance proceeds of $10.5 million for fixed assets lost at the World Trade Center, partially offset by capital expenditures of $15.2 million for fixed assets and leasehold improvements. Cash of $5.6 million was used in financing activities primarily for the repayment of short-term borrowings.

For the Year Ended December 31, 2002

Cash and cash equivalents decreased $437.9 million to $253.2 million as of December 31, 2002 from $691.1 million as of December 31, 2001. Cash of $37.3 million was used in operating activities, primarily reflecting our operating loss during the year. Cash of $133.7 million was used in investing activities primarily for the purchase of securities owned, net of sales, of $112.0 million and capital expenditures of $43.6 million for fixed assets and leasehold improvements, partially offset by cash acquired in excess of net assets of $26.0 million from our Island acquisition. Cash of $290.9 million was used in financing activities primarily due to our special dividend payment of $248.7 million in connection with our acquisition of Island and repayment of short-term borrowings of $42.0 million. Additionally, we issued approximately 80.7 million common stock shares for the Island acquisition.

Contractual Obligations

The table below summarizes our future cash payments associated with contractual obligations, which is related to operating leases for office space under non-cancelable operating leases with Reuters and third parties (net of non-cancelable subleases). Our aggregate minimum lease commitments after 5 years primarily relate to our 20-year lease (cancelable after 2011) for our headquarters in New York.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Operating leases for office space	$216.4	$28.0	$46.8	$40.1	$101.5

Other Obligations

As of December 31, 2004 and 2003, we had letter of credit agreements and guarantees totaling $263.7 million and $250.1 million issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. We pay an annual fee of up to one percent of the value of the agreements.

As of December 31, 2004 and 2003, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of December 31, 2004 and 2003, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of December 31, 2004 and 2003, we had access to $100.3 million and $95.6 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of December 31, 2004 and 2003, there were $5.3 million and $21.4 million, respectively, outstanding under these credit lines.

On February 28, 2005, we entered into a stock purchase agreement with Reuters to acquire Bridge Trading, under which we agreed to pay Reuters $21.5 million in our common stock, subject to adjustment for working capital and net capital. The transaction is anticipated to be completed by end of April 2005, subject to approval from the NASD and other customary closing conditions.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries:

	December 31, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$7.5	$1.5	$6.0	$109.1	$5.4	$103.8
Instinet, LLC (formerly Instinet Corporation)	24.1	0.3	23.9	133.6	0.3	133.4
Inet ATS, Inc. (formerly The Island ECN, Inc.)	29.9	1.0	28.9	28.1	1.0	27.1
Lynch, Jones & Ryan, Inc.	6.9	0.3	6.7	8.6	0.3	8.4
Island Execution Services, LLC	1.4	1.0	0.4	2.4	1.0	1.4
Harborview, LLC	1.1	0.3	0.9	0.8	0.3	0.5

Total	$70.9	$4.4	$66.8	$282.6	$8.3	$274.6

During 2004, we transferred excess cash balances from our broker-dealers to our corporate entity for cash management purposes.

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2004 and 2003, these subsidiaries had met their local capital adequacy requirements.

We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another party to facilitate the settlement process and to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $190.3 million and $314.5 million as collateral for securities borrowed as of December 31, 2004 and 2003, respectively. We also received $133.2 million and $220.5 million as collateral for securities loaned as of December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, included in commissions and other receivables is approximately $15.3 million and $23.6 million, respectively, from Archipelago Holdings, LLC and REDIBook ECN, LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

We are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of December 31, 2004 and 2003, the balance in the special reserve account was $23.1 million and $200.3 million, respectively. This decrease was due to our decision to terminate our correspondent clearing services to securities brokers.

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

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, requires the disclosure of representations and warranties which we enter into which may provide general indemnifications to others. In the normal course of business, we may enter into other legal contracts that contain a variety of representations and warranties that provide general indemnifications to the contract counterparty. Our maximum exposure under these arrangements is unknown, as this would involve potential futures claims against us that have not yet occurred. However, based on our experience, we do not expect these indemnifications will have a material adverse effect on our statements of operations, financial condition and cash flows.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an “off-balance sheet arrangement” and that have had or are reasonably likely to have a material effect on our financial position or results of operations.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.

In October 2004, the FASB issued EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which addresses when contingently convertible instruments should be included in diluted earnings per share. We do not currently have any contingently convertible instruments. Thus, adoption of this EITF is not expected to have a material effect on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123R will be effective for us beginning in the third quarter of 2005. Adoption of this standard is expected to have a material effect on our results of operations. (See Note 2 to the consolidated financial statements).

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our consolidated statements of financial condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintained a short-term investment portfolio of securities consisting of the following:

	December 31,
	2004	2003
	(in millions)
Municipal bonds	$10.9	$150.9
Corporate bonds	—	28.2
Foreign sovereign obligations	25.3	50.0

Total	$36.2	$229.1

During 2004, upon sale or maturity of these securities, we have been investing these proceeds in short-term interest earning assets.

These securities are subject to interest rate risk and will fall in value if interest rates increase. If interest rates had increased immediately and uniformly by 100 basis points, or 65 basis points in the case of municipal bonds, as of December 31, 2004 and 2003, the fair value of the portfolio would have declined by $0.1 million and $1.0 million, respectively. We generally hold these securities until maturity and therefore would not expect our financial condition, results of operations or cash flows to be affected to any significant degree by a sudden change in interest rates.

In addition, as a part of our brokerage business, we invest portions of our cash in short-term interest earning assets (primarily short-term debt securities and money market instruments), which totaled $902.0 million and $511.6 million as of December 31, 2004 and 2003, respectively. We also had short-term borrowings of $5.3 million and $21.4 million as of December 31, 2004 and 2003, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, results of operations or cash flows.

Exchange Rate Risk

A portion of our operations consists of brokerage services provided outside of the U.S. Therefore, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we have operations. We are primarily exposed to changes in exchange rates on the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Accordingly, changes in exchange rates may affect our results. However, we do not believe that our exchange rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows; therefore, we have not hedged this exposure. In the future, we may enter into derivative financial instruments or other arrangements as a means of hedging this risk.

We manage currency exposure related to our brokerage business on a geographic basis. We generally match each of the non-U.S. subsidiary’s liabilities with assets denominated in the same local currency and manage each subsidiary’s balance sheet in local currency. This generally results in the net equity of the subsidiary being reported in its functional currency and subject to the effect of changes in currency exchange rates when translated into the U.S. dollar, our reporting currency. We currently do not seek to mitigate this exchange rate exposure, but we may choose to do so in the future.

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

The following is a breakdown of the currency denominations of our securities owned:

	December 31,
	2004	2003
	(in millions)
Euros	$6.1	$34.7
British pounds	—	29.7
Japanese yen	9.8	9.3
Canadian dollar	9.3	8.7

Total	$25.2	$82.4

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $2.3 million and $7.5 million as of December 31, 2004 and 2003, respectively.

A portion of our revenues are denominated in non-U.S. dollar currencies. Approximately 9.1%, 8.3% and 11.2% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not a loss of funds but rather a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue loss was approximately $10.8 million, $9.6 million and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale. However, as of December 31, 2004, we owned marketable securities of Archipelago Holdings, Inc., which completed its initial public offering in August 2004. As of December 31, 2003, we owned shares of the London and Euronext stock exchanges as a result of their demutualizations, and as a result, we were exposed to market price risk. We sold these stock exchange marketable securities in 2004. The equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.4 million and $3.2 million as of December 31, 2004 and 2003, respectively.

Credit Risk on Unsettled Trades

We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the U.S. and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparty’s financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2004, 2003 and 2002, losses from transactions in which a party refused or was unable to settle have been immaterial.

We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. For the years ended December 31, 2004, 2003 and 2002, losses from transactions in which a party refused or was unable to settle have not had a material adverse effect on our statements of operations, financial condition or cash flows.

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

INSTINET GROUP INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Instinet Group Incorporated, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework.

Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Instinet Group Incorporated:

We have completed an integrated audit of Instinet Group Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Instinet Group Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 8 that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2005

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue
Transaction fees	$1,172,805	$1,140,310	$1,104,879
Interest income	17,534	23,828	40,137
Interest expense	(3,585)	(7,737)	(19,836)

Interest income, net	13,949	16,091	20,301

Total revenues, net	1,186,754	1,156,401	1,125,180

Cost of Revenues
Soft dollar and commission recapture	214,558	212,373	217,314
Broker-dealer rebates	257,544	217,109	124,399
Brokerage, clearing and exchange fees	221,883	201,558	176,228

Total cost of revenues	693,985	631,040	517,941

Gross margin	492,769	525,361	607,239

Direct Expenses
Compensation and benefits	220,377	227,262	281,761
Communications and equipment	72,208	108,144	125,720
Depreciation and amortization	56,509	88,516	78,424
Occupancy	36,409	54,322	55,528
Professional fees	29,451	27,916	24,594
Marketing and business development	14,732	16,702	17,094
Other	12,173	18,841	39,148

Total direct expenses	441,859	541,703	622,269

Restructuring	—	59,497	120,800
Goodwill and intangible asset impairment	—	21,668	551,991
Contractual settlement	(7,250)	—	—
Investments	(19,711)	9,236	59,109
Insurance recovery	(5,116)	(10,481)	—

Total expenses	1,103,767	1,252,663	1,872,110

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	82,987	(96,262)	(746,930)
Income tax provision (benefit)	29,335	(22,454)	(53,088)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	53,652	(73,808)	(693,842)
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	—	22,746

Income (loss) from continuing operations before cumulative effect of change in accounting principle	53,652	(73,808)	(716,588)
Cumulative effect of change in accounting principle, net of tax	—	—	18,642

Net income (loss)	$53,652	$(73,808)	$(735,230)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Income (loss) from continuing operations	$0.16	$(0.22)	$(2.56)
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	—	0.08

Income (loss) from continuing operations before cumulative effect of change in accounting principle	0.16	(0.22)	(2.64)
Cumulative effect of change in accounting principle, net of tax	—	—	0.07

Net income (loss) per share	$0.16	$(0.22)	$(2.71)

Weighted average shares outstanding - basic	332,810	330,859	271,542
Weighted average shares outstanding - diluted	335,267	330,859	271,542

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$902,026	$511,648
Cash and securities segregated under federal regulations	23,050	200,314
Securities owned, at market value	36,157	261,552
Securities borrowed	190,325	314,443
Receivable from broker-dealers	171,435	162,432
Receivable from customers	31,643	107,221
Commissions and other receivables, net	92,461	124,137
Investments	33,337	29,499
Fixed assets and leasehold improvements, net	79,875	119,051
Deferred tax asset, net	71,523	73,658
Intangible assets, net	65,147	82,281
Other assets	53,735	80,403

Total assets	$1,750,714	$2,066,639

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$5,283	$21,372
Securities loaned	133,189	220,465
Payable to broker-dealers	173,627	141,821
Payable to customers	45,151	306,763
Taxes payable	78,360	60,538
Accounts payable, accrued expenses and other liabilities	264,074	344,897

Total liabilities	699,684	1,095,856

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $ 0.01 par value (950,000 shares authorized, 334,428 and 331,032 issued as of December 31, 2004 and 2003, respectively, and 334,428 and 330,991 outstanding as of December 31, 2004 and 2003, respectively)	3,344	3,310
Additional paid-in capital	1,670,049	1,661,476
Accumulated deficit	(681,270)	(734,922)
Treasury stock, at cost (41 shares as of December 31, 2003)	—	(78)
Accumulated other comprehensive income	55,471	41,339
Restricted stock units	13,389	—
Unearned compensation	(9,953)	(342)

Total stockholders’ equity	1,051,030	970,783

Total liabilities and stockholders’ equity	$1,750,714	$2,066,639

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Common stock, par value $0.01 per share
Balance, beginning of year	$3,310	$3,309	$2,483
Issued	34	1	826

Balance, end of year	3,344	3,310	3,309

Additional paid-in capital
Balance, beginning of year	1,661,476	1,661,118	1,396,551
Issuance of common stock for acquisition	—	—	495,878
Conversion and grant of stock options	—	—	21,603
Stock options exercised	6,998	240	1,372
Tax benefit of options exercised	1,575	118	69
Stock options forfeited	—	—	(5,616)
Dividends paid	—	—	(248,739)

Balance, end of year	1,670,049	1,661,476	1,661,118

Retained earnings (accumulated deficit)
Balance, beginning of year	(734,922)	(661,114)	74,116
Net income (loss)	53,652	(73,808)	(735,230)

Balance, end of year	(681,270)	(734,922)	(661,114)

Treasury stock
Balance, beginning of year	(78)	(1,270)	—
Purchase	—	(75)	(1,532)
Reissued	78	1,267	262

Balance, end of year	—	(78)	(1,270)

Accumulated other comprehensive income (loss)
Balance, beginning of year	41,339	23,235	(726)
Currency translation adjustment	14,132	18,104	23,961

Balance, end of year	55,471	41,339	23,235

Restricted stock
Balance, beginning of year	—	—	—
Issued	13,389	—	—

Balance, end of year	13,389	—	—

Unearned compensation
Balance, beginning of year	(342)	(1,744)	(9,915)
Conversion and grant of stock options	—	—	(1,462)
Stock options forfeited	—	—	5,616
Restricted stock granted	(13,389)	—	—
Amortization of stock based plans	3,778	1,402	4,017

Balance, end of year	(9,953)	(342)	(1,744)

Total stockholders’ equity	$1,051,030	$970,783	$1,023,534

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$53,652	$(73,808)	$(735,230)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss (gain) on investments	(11,514)	7,777	54,062
Insurance recovery of fixed assets	—	(10,481)	—
Intangible asset and goodwill impairment write-down	—	21,668	571,037
Depreciation, amortization and other non-cash items	61,736	96,946	100,293
Deferred income taxes	2,847	(22,324)	(45,351)
Stock based compensation	5,431	2,594	4,086
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	177,264	74,145	48,813
Securities borrowed, net of securities loaned	36,842	61,246	43,698
Net receivable/payable from/to broker-dealers	22,803	23,519	7,249
Net receivable/payable from/to customers	(186,034)	(22,349)	(99,211)
Receivables and other assets	58,344	(38,662)	99,388
Payables and other liabilities	(63,713)	39,064	(86,147)

Net cash provided by (used in) operating activities	157,658	159,335	(37,313)

Cash flows from investing activities
Net sales, maturities and purchases of securities	225,395	86,499	(112,044)
Proceeds from insurance recovery of fixed assets	—	10,481	—
Purchase of fixed assets and leasehold improvements	(5,426)	(15,178)	(43,597)
Sale (purchase) of investments	7,676	4,561	(4,000)
Acquisitions of businesses, net of assets acquired and liabilities assumed	—	316	25,952

Net cash provided by (used in) investing activities	227,645	86,679	(133,689)

Cash flows from financing activities
Short-term borrowings, net	(16,089)	(5,907)	(42,020)
Dividends paid	—	—	(248,739)
Purchase of treasury stock	—	(75)	(1,532)
Issuance of common stock	7,032	359	1,387

Net cash used in financing activities	(9,057)	(5,623)	(290,904)

Effect of exchange rate differences	14,132	18,104	23,961

Increase (decrease) in cash and cash equivalents	390,378	258,495	(437,945)
Cash and cash equivalents, beginning of period	511,648	253,153	691,098

Cash and cash equivalents, end of period	$902,026	$511,648	$253,153

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,090	$9,349	$12,743
Cash paid (refunded) for taxes	$6,209	$(51,988)	$9,044
Non-cash activities:

The value of common stock issued in connection with business combinations was $512,967 during year ended December 31, 2002.

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

In the first quarter of 2004, we completed a business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Lynch, Jones & Ryan, our commission recapture subsidiary.

•	INET (formerly known as The Island ECN, Inc.), The electronic marketplace, which services our U.S. broker dealer customers and represents the consolidation of the order flow of the former Instinet and Island ECNs.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Credit, Market and Other Risks

The Company is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, the Company may have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the United States and the United Kingdom. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2004, 2003 and 2002, losses from transactions in which a party refused or was unable to settle were immaterial.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Leasehold improvements	life of lease
Furniture and office equipment	3-10 years
Capitalized software costs	3 years
Computer equipment	3-5 years

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist when required. Because management’s assumptions and estimates are used in the valuation, actual results may differ.

There were no adjustments to goodwill or intangible assets for the year ended December 31, 2004. In 2003, the Company’s annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. In accordance with SFAS No. 142, based on the results of management’s analysis, the Company determined that intangible assets had been impaired and as a result, the Company recorded a pre-tax charge of $21.7 million. In 2002, based on the results of management’s assessment and a valuation analysis prepared by an independent specialist, the Company determined that existing goodwill had been completely impaired and as a result, the Company recorded a pre-tax goodwill impairment charge of $552.0 million, the remaining carrying value of goodwill.

Acquisitions

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

Software Costs

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs, which are reflected as fixed assets on the Consolidated Statements of Financial Condition, were $4,642 as of December 31, 2003. Amortization expense was $3,455 and $3,373 for the years ended December 31, 2003 and 2002, respectively. The Company wrote off substantially all of its capitalized software costs during the year ended December 31, 2004 (see Note 7).

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock. The dilutive effect is included in the calculation of weighted average shares for the year ended that the Company has net income. Accordingly, in years that reflect a net loss the diluted EPS computation does not include the anti-dilutive effect of these options.

	Year Ended December 31,
	2004	2003	2002
Numerator for basic and diluted EPS earnings available to common shareholders	$53,652	$(73,808)	$(735,230)
Denominator for basic EPS — weighted average number of common shares	332,810	330,859	271,542
Stock options	2,457	—	—

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	335,267	330,859	271,542

Basic EPS	$0.16	$(0.22)	$(2.71)
Diluted EPS	0.16	(0.22)	(2.71)

For the years ended December 31, 2003 and 2002, EPS computations do not include the anti-dilutive effect of stock options of 1,355 and 593 shares, respectively.

Soft Dollar and Commission Recapture

Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products for customers as well as payments made as part of the Company’s commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

Broker-Dealer Rebates

Broker-dealer rebates expense consists of execution fees paid to subscriber customers that initiate a buy or sell limit order transaction. The customers are paid on a per share basis on orders that have been matched. Rebates are recorded on a trade date basis.

Investments

Investments with no ready market are stated at estimated fair value as determined in good faith by management. Generally, management will initially value investments at cost and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position, operating results and other pertinent information.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in its third quarter of 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, adoption is expected to have a material impact on its results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income (loss) over the options’ vesting period and the shares’ plan period.

The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$53,652	$(73,808)	$(735,230)
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	2,417	1,660	2,723
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(17,032)	(26,759)	(36,361)

Pro forma net income (loss)	$39,037	$(98,907)	$(768,868)

Weighted average shares outstanding — basic	332,810	330,859	271,542
Weighted average shares outstanding — diluted	335,267	330,859	271,542
Earnings (loss) per share, as reported — basic & diluted	$0.16	$(0.22)	$(2.71)
Pro forma net income (loss) per share — basic & diluted	$0.12	$(0.30)	$(2.83)

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

Receivable From and Payable to Customers

Receivable from customers is primarily comprised of institutional debit balances and payable to customers primarily represents free credit balances in customer accounts.

Commissions and Other Receivables, Net

Commissions and other receivables are reported net of an allowance for doubtful accounts of $18,626 and $21,670 as of December 31, 2004 and December 31, 2003, respectively. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

As of December 31, 2004 and 2003, included in commissions and other receivables is $15,348 and $23,566, respectively, from Archipelago Holdings, LLC, and REDIBook ECN, LLC of which $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

Restructuring

The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 112, Employer’s Accounting for Post Employment Benefits and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146, which the Company adopted on January 1, 2003, eliminates the future use of EITF 94-3 for restructuring initiatives. The adoption of SFAS No. 146 has not had a material effect on the Company’s financial condition, results of operations or cash flows.

Reclassifications

During the fourth quarter of 2004, the Company began classifying transaction related regulatory fees as an expense in brokerage, clearing and exchange fees. These fees had previously been recorded as a reduction of transaction fees and shown on a net basis. For the years ended December 31, 2004, 2003 and 2002, these regulatory fees totaled $53,059, $61,259 and $26,707, respectively, and have been reclassified in the Company’s consolidated financial statements.

Certain other reclassifications of prior year amounts have been made for consistent presentation.

Note 3. Acquisitions

Harborview

On January 7, 2003, pursuant to an existing option purchase agreement, the Company purchased Harborview, LLC (Harborview), a NYSE floor brokerage firm, for $594.

Island

On September 20, 2002, the Company acquired 100% of the outstanding common stock of Island Holding Company, Inc., the parent company of The Island ECN, Inc. (collectively, “Island”). Island’s results of operations, since that date, have been included in the Company’s consolidated financial statements. The aggregate purchase price was $555,349, consisting of $492,826 representing approximately 80,659 shares of the Company’s common stock, $20,141 representing additional common shares for the conversion of options, warrants and stock appreciation rights, deferred tax liability of $32,560 relating to intangible assets and $9,822 representing direct costs of the acquisition. The value of the common shares issued was determined based on the average closing market price of the Company’s common shares over the 2-day period before and after June 10, 2002, the date the terms of the acquisition were agreed to and announced.

In connection with the acquisition of Island, the Company paid a $1.00 per common share cash dividend to its stockholders of record as of September 19, 2002, which represented a distribution of $248,739, of which $206,900 was distributed to the Company’s Parent. The Company paid this dividend on October 3, 2002.

The following unaudited supplemental pro forma information has been prepared to give effect to the acquisition of Island as of the beginning of the year in which the acquisition occurred. Pro forma consolidated results for the Company’s acquisition of Harborview would not have been materially different from the reported amounts.

Year Ended December 31, 2002
Pro forma revenue	$1,185,174
Pro forma loss	(743,913)

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

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of December 31, 2004, the Company carried a liability of $13,015 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	December 31, 2004
Workforce reductions	$1,008	$(272)	$736
Office closures/consolidations	19,481	(7,202)	12,279

Total	$20,489	$(7,474)	$13,015

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the Company’s ongoing efforts to streamline its operations. As of December 31, 2004, the Company carried a liability of $14,591 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	December 31, 2004
Workforce reductions	$7,378	$(5,971)	$1,407
Office closures/consolidations	41,024	(27,840)	13,184

Total	$48,402	$(33,811)	$14,591

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

Note 5. Securities Owned, at Market Value

Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	December 31,
	2004	2003
Municipal bonds	$10,941	$150,866
Foreign sovereign obligations	25,216	50,018
Corporate bonds	—	28,228
Shares of stock exchanges	—	32,440

Total	$36,157	$261,552

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 6. Investments

The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The Company’s Consolidated Statements of Financial Condition include the following investments:

•	Archipelago Holdings, LLC (Archipelago) — In 1999, the Company made an investment of $24,844 in Archipelago and in March 2002, Archipelago merged with REDIBook ECN, LLC. In August 2004, Archipelago completed its initial public offering and the Company’s shares in Archipelago were converted to shares in Archipelago Holdings, Inc. In that offering, the Company sold 617 shares for net proceeds of $7,676 and recorded a loss on the sale of approximately $440. As of December 31, 2004, the Company owned 1,137 shares of Archipelago Holdings, Inc., representing a 2.4% interest, which is carried at market value. The Company recorded a gain of $11,954 during the year ended December 31, 2004 based on the publicly quoted price of Archipelago Holdings, Inc. as of December 31, 2004.

•	The NASDAQ Stock Market, Inc. (NASDAQ) — In 2000, the Company made an investment of $15,475 in NASDAQ, and acquired additional investments totaling $2,817 with the acquisitions of ProTrader Securities LP and Island. As of December 31, 2004, the Company’s investment in NASDAQ represented a 1.7% interest.

•	Starmine Corporation (Starmine) — In February 2002, the Company made an investment of $2,000 in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of December 31, 2004, the Company’s investment represented an 11.5% interest in Starmine.

The carrying value of the Company’s investments consists of the following:

	December 31,
	2004	2003
Archipelago Holdings, Inc.	$23,838	$20,000
The NASDAQ Stock Market, Inc.	7,499	7,499
Starmine Corporation	2,000	2,000

Total	$33,337	$29,499

Note 7. Fixed Assets and Leasehold Improvements, Net

Fixed assets and leasehold improvements, net consist of the following:

	December 31,
	2004	2003
Leasehold improvements	$116,496	$150,041
Office equipment	57,592	120,100
Computer equipment	92,343	174,406
Software costs	2,532	26,996

	268,963	471,543
Accumulated depreciation	(189,088)	(352,492)

Total	$79,875	$119,051

The Company wrote-off net book value of $8,413 and $8,430 of fixed assets during the years ended December 31, 2004 and 2003, respectively.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 8. Intangible Assets, Net

Intangible Assets

Information regarding the Company’s identifiable intangible assets is as follows:

	Estimated Life (Years)	December 31, 2004			December 31, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(46,294)	$56,622	$102,916	$(32,260)	$70,656
Customer relationships	4.0	15,500	$(6,975)	8,525	15,500	(3,875)	11,625

Total		$118,416	$(53,269)	$65,147	$118,416	$(36,135)	$82,281

Intangible assets arose in connection with the Company’s acquisitions of ProTrader in October 2001 and Island in September 2002 (see Note 3). The intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

During the fourth quarter of 2003, the Company wrote off a net book value of $21,668 for the impairment of intangible assets. The write off consisted of $20,148 in technology and $1,520 in trade name assets. The impairment charge was based on the application of annual impairment tests prescribed by current accounting standards.

Amortization expense was $17,134, $24,044 and $14,232 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for each of the next 5 years is as follows:

Year ending December 31, 2005	$17,134
Year ending December 31, 2006	$17,134
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,996

Goodwill

During the third quarter of 2002, annual impairment tests showed the Company’s book value exceeded its fair market value. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, based on the results of a valuation analysis prepared by an independent specialist, the Company determined that existing goodwill had been completely impaired and as a result recorded a pre-tax goodwill impairment loss of $551,991, the remaining carrying value of our goodwill.

The following table sets forth the changes in the carrying amount of goodwill:

Year Ended December 31, 2002
Balance, beginning of period	$145,066
Goodwill acquired during the period	425,971
Goodwill impairment	(571,037)

Balance, end of period	$—

During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader and Montag Pöpper & Partner GmbH (Montag) acquisitions. For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill.

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

Note 9. Short-Term Borrowings

Short-term borrowings represent amounts borrowed on uncommitted bank lines of credit, which provide for borrowings for operational and general corporate purposes which generally bear interest rates that approximate the Federal Funds rate in the U.S. and euro or pound sterling LIBOR rates in Europe. The following is a summary of short-term borrowing information:

	Year Ended December 31,
	2004	2003	2002
Average amount outstanding during each period:
U.S. dollar denominated	$239	$1,065	$2,259
Non-U.S. dollar denominated	3,340	9,615	37,700

Total	$3,579	$10,680	$39,959

Maximum amount outstanding during each period:
U.S. dollar denominated	$56,000	$47,512	$40,002
Non-U.S. dollar denominated	12,298	55,297	134,362

Total	$68,298	$102,809	$174,364

Weighted average interest rates for U.S. dollar and non-U.S. dollar denominated obligations are as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. Dollar Denominated:
Weighted average interest rate during each period	2.27%	2.03%	2.66%
Weighted average interest rate at each period end	2.27%	2.03%	2.50%
Non-U.S. Dollar Denominated:
Weighted average interest rate during each period	1.04%	2.93%	3.64%
Weighted average interest rate at each period end	0.97%	3.42%	4.29%

Note 10. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2003
Accounts payable and accrued expenses	$169,927	$216,343
Accrued restructuring	28,312	73,342
Accrued compensation	65,330	49,231
Payable to Reuters	505	5,981

Total	$264,074	$344,897

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$53,652	$(73,808)	$(735,230)
Changes in other comprehensive income (loss)
Foreign currency translation adjustment	14,132	18,104	23,961

Total comprehensive income (loss), net of tax	$67,784	$(55,704)	$(711,269)

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 12. Employee Benefit Plans

Employee Benefits Plan

Employees of the Company are eligible to participate in the Instinet Group 401(k) plan (Instinet Group Plan), which was formed on January 1, 2003. Since 2003, the Company has matched a discretionary amount of employees, pre-tax contributions up to federal limits. To be eligible for a matching contribution, employees need to have been an active employee on December 31 with at least three months of service.

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

The Company and Reuters also provide certain employees of the Company with post retirement benefits such as healthcare and life insurance. Eligible employees are those who retire from the Company at normal retirement age. In 2004, the Company modified its post retirement benefits and a majority of accrued costs related to the post retirement plans will be reversed over the next 4 years in accordance with U.S. generally accepted accounting principles. In 2002, Reuters modified its post retirement benefits and a majority of accrued costs related to the post retirement plans will be reversed over the next 17 years in accordance with U.S. generally accepted accounting principles.

Certain employees of the Company also participated in a long-term performance-based incentive compensation plan (Long Term Plan). Under the Long Term Plan, a portion of the operating earnings of the Company exceeding certain predetermined targets aggregated over a four-year period were distributed to participants. The Company terminated this Long Term Plan at the end of 2002.

The Company’s expenses related to the employee benefit plans referred to above are as follows:

	Year Ended December 31,
	2004	2003	2002
Pension plans	3,096	3,311	9,513
Post retirement benefits	—	—	733
Long term plan	—	—	47

Restricted Stock Units

In 2002, the Company granted Restricted Stock Units (RSU) to certain members of senior management in lieu of cash for a portion of each member’s calendar year 2001 bonus. The Company also granted RSU to the newly appointed Chief Executive Officer for a portion of the executive’s 2002 bonus. In 2003, the Company granted RSU to a board member as director fees. The RSU are convertible into an equal number of shares of the Company’s common stock and generally vest either 1 or 2 years from the date of grant. As of December 31, 2003, the Company had 41 RSU and are classified as Treasury Stock on the Consolidated Statements of Financial Condition.

During the year ended December 31, 2004, the Company issued 2,300 RSUs to employees under a performance share plan, the Instinet 2004 Performance Share Plan. All of the RSUs require future service and is based on certain performance criteria of the Company as a condition to the delivery of the underlying shares of common stock. These RSUs cliff vest over a 3 year period ending December 31, 2006 and the Company recorded an expense of $3,399 for the year ended December 31, 2004 related to these RSUs. As of December 31, 2004, 2,220 RSUs remain outstanding and are classified as Unearned Compensation and Restricted Stock Units on the Consolidated Statements of Financial Condition.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Stock Options

Instinet Plan

Substantially all employees and certain directors of the Company and certain employees of Radianz who were previously employees of the Company (see Note 17) participate in the Company’s stock option plan (Instinet Option Plan), which was adopted in February 2000. Under the Instinet Option Plan, options on the Company’s common shares are issued for terms of 7 years and generally vest over 4 years. Primarily all options granted in 2002 were 100% vested after 1 year. In 2003 and 2004, primarily all options granted vested 50% after 1 year and on a pro rata basis over the next 36 months. The options are exercisable at the estimated fair market value of the shares on the date the options were issued. The terms for options granted to employees and non-employees are the same. The Company has authorized the issuance of a maximum of 44,118 options under the Instinet Option Plan. Options expire on dates ranging from March 2003 to December 2011.

Under the terms of the merger agreement with Island (see Note 3), the Company converted and issued 2,942 options to holders of Island options as substitutions for Island options outstanding at September 20, 2002. These converted options are subject to the provisions of the Island Stock Option plan, which vest over 3 or 4 years, have terms of 5 to 10 years and carry exercise prices ranging from $0.91 to $9.23. As of December 31, 2004 and 2003, there were 416 and 953 Island options outstanding.

In October 2002, the Company approved an adjustment to the exercise prices of all outstanding options issued prior to September 19, 2002 to adjust for the dividend to the Company’s stockholders, in accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25. The exercise prices of these options were decreased by $0.98 per option. The $0.98 adjustment reflects the change in the price of Company’s common stock between the close of business on Friday, September 20, 2002, the last date on which the common stock price included the dividend, and the open of business on Monday, September 23, 2002, the first date on which the common stock began trading without the right to the dividend.

The activity related to the Instinet Option Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	21,104	16.03	6.1

Granted	11,585	5.07
Forfeited	(7,260)	13.88
Exercised	(1,523)	0.91

Outstanding, December 31, 2002	23,906	11.48	5.6

Granted	10,409	3.26
Forfeited	(6,171)	12.01
Exercised	(112)	2.15

Outstanding, December 31, 2003	28,032	8.34	5.3

Granted	5,542	6.08
Forfeited	(5,812)	10.60
Exercised	(1,887)	3.76

Outstanding, December 31, 2004	25,857	7.55	4.6

Exercisable, December 31, 2002	8,304	15.40
Exercisable, December 31, 2003	12,512	10.18
Exercisable, December 31, 2004	15,993	8.84

The options outstanding as of December 31, 2004 are as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.91 - $ 1.22	88	1.11	6.3
$ 1.23 - $ 3.48	8,819	3.27	5.1
$ 3.49 - $ 6.53	9,677	6.02	5.2
$ 6.54 - $ 9.97	446	8.72	6.0
$ 9.98 - $14.80	4,113	13.59	2.7
$14.81 - $18.70	2,714	17.80	3.0

Outstanding, December 31, 2004	25,857	7.55	4.6

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The weighted average fair value of options granted during the year ended December 31, 2004, 2003 and 2002 was $3.44, $2.66 and $4.42 per option, respectively. The fair value of each option is estimated, as of its respective grant date, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.66%	3.75%	4.38%
Expected volatility	50.70%	56.11%	87.39%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	7 years

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

Reuters ADS option activity under the SAYE Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	20	70.48	1.7

Forfeited	(16)	63.76

Outstanding, December 31, 2002	4	82.06	1.8

Forfeited	(4)	82.06

Outstanding, December 31, 2003	—	—	—

Reuters ordinary shares options activity under SAYE Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	247	13.95	1.3

Forfeited	(120)	15.01

Outstanding, December 31, 2002	127	12.94	0.7

Forfeited	(112)	12.79

Outstanding, December 31, 2003	15	14.10	0.4

Forfeited	(11)	12.63

Outstanding, December 31, 2004	4	17.66	0.3

Plan 2000 — Reuters introduced the Plan 2000 option plan in 1998, under which employees may be entitled to a single option award to acquire 2000 shares of Reuters ordinary shares. Options are issued for terms of 4 years, vest after a 3-year period and are exercisable at the market price of the ordinary share on the date of grant.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Reuters ordinary shares options activity under Plan 2000 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	1,692	10.71	3.9

Forfeited	(1,136)	10.91
Exercised	(8)	9.79

Outstanding, December 31, 2002	548	10.32	2.9

Forfeited	(14)	12.48

Outstanding, December 31, 2003	534	10.27	1.9

Forfeited	(18)	10.83

Outstanding, December 31, 2003	516	10.25	0.8

There were no exercisable options in the Reuters Plans as of December 31, 2004, 2003 and 2002.

Note 13. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$4,240	$(7,813)	$(30,911)
State	9,602	6,561	6,456
Foreign	12,646	1,122	5,292

Total current	26,488	(130)	(19,163)

Deferred:
Federal	10,806	(16,654)	(28,323)
State	3,520	(5,143)	(6,629)
State operating loss carryforward	—	(685)	(11,982)
Foreign	(11,479)	158	1,583

Total deferred	2,847	(22,324)	(45,351)

Total provision (benefit) for income taxes	$29,335	$(22,454)	$(64,514)

The temporary differences, which have created deferred tax assets and liabilities, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$39,570	$8,729
Net operating losses	38,931	42,395
Accruals and allowances	42,169	58,130
Goodwill	8,087	22,381
Unrealized losses on securities owned	18,137	23,469

Total deferred tax assets	146,894	155,104

Deferred tax liabilities:
Unrealized gains on securities owned	—	(11,061)

Total deferred tax liabilities	—	(11,061)

Valuation allowance	(75,371)	(70,385)

Deferred tax asset, net	$71,523	$73,658

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

	Year Ended December 31,
	2004	2003	2002
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	13.9	1.5	0.8
Foreign income taxes	(8.8)	(5.5)	(2.4)
Permanent differences	0.1	(0.2)	(22.2)
Valuation allowance	(6.1)	(5.5)	(2.9)
Miscellaneous	1.3	(2.0)	(0.2)

Total	35.4%	23.3%	8.1%

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

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. Our aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of December 31, 2004, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Year ending December 31, 2005	$41,997	$14,006	$27,991
Year ending December 31, 2006	37,782	12,736	25,046
Year ending December 31, 2007	34,949	13,149	21,800
Year ending December 31, 2008	33,829	13,287	20,542
Year ending December 31, 2009	33,414	13,877	19,537
Thereafter	237,224	135,761	101,463

Total	$419,195	$202,816	$216,379

Rental expense amounted to $16,297, $25,965 and $26,818 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other

The Company has letter of credit agreements and guarantees totaling $263,737 and $250,104 as of December 31, 2004 and 2003, respectively, issued by commercial banking institutions on the Company’s behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. The Company pays an annual fee up to one percent of the value of the agreement.

As of December 31, 2004 and 2003, the Company had access to $200,000 of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines were collateralized by a combination of customer securities and our marketable securities. As of December 31, 2004 and 2003, there were no borrowings outstanding under these credit lines. The Company paid no annual fees to maintain these facilities. In addition, as of December 31, 2004 and 2003, the Company had access to $100,328 and $95,600, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of the Company’s European and Asian subsidiaries.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, requires the disclosure of representations and warranties which we enter into which may provide general indemnifications to others. In the normal course of business, the Company may enter into other legal contracts that contain a variety of representations and warranties that provide general indemnification to the contract counterparty. The Company’s maximum exposure under these arrangements is unknown, as this would involve potential futures claims against the Company that have not yet occurred. However, based on the Company’s experience, the Company does not expect these indemnifications will have a material adverse effect on our statements of operations, financial condition and cash flows.

Note 15. Collateral Arrangements

As of December 31, 2004 and December 31, 2003, the fair value of collateral held by the Company that could be sold or repledged totaled $170,973 and $283,532, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $166,318 and $275,828 had been sold or repledged as of December 31, 2004 and December 31, 2003, respectively, generally to cover short sales or effect deliveries of securities.

Note 16. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to:

•	$250 for general broker-dealers

•	$1,000 for market makers

•	the greater of $1,500 or 2% of aggregate debit items arising from customer transactions for clearing firms

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	December 31, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$7,542	$1,500	$6,042	$109,124	$5,372	$103,752
Instinet, LLC (formerly Instinet Corporation)	24,140	250	23,890	133,627	250	133,377
Inet ATS, Inc. (formerly The Island ECN, Inc.)	29,932	1,000	28,932	28,112	1,000	27,112
Lynch, Jones & Ryan, Inc.	6,909	250	6,659	8,602	250	8,352
Island Execution Services, LLC	1,449	1,000	449	2,360	1,000	1,360
Harborview, LLC	1,123	250	873	785	250	535

Total	$71,095	$4,250	$66,845	$282,610	$8,122	$274,488

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2004 and 2003, these subsidiaries had met their local capital adequacy requirements.

Note 17. Related Party Transactions

The Company transacts business and has extensive relationships with Reuters and its related parties. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. All receivables and payables with affiliates and the Parent are generally settled on a quarterly basis. Descriptions of these transactions and relationships are set forth below:

In 2001, the Company leased office space for its corporate headquarters in New York City from 3 Times Square Associates, LLC, a joint venture between Reuters and an independent third party. The lease expires in 2021 with the Company having a one-time right to cancel in 2011.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The Company received Reuters’ data consisting of news and information which is used by the Company as well as distributed to its customers.

In June 2000, the Company sold at book value all of its equipment related to its telecommunications network and transferred certain employees to Radianz, a joint venture between Reuters and Equant Finance B.V. (Equant), which was created to provide Internet protocol networks to the financial services industry. Equant is a provider of voice, data and Internet services. Since June 2000, Radianz has provided services related to the Company’s core communications network that prior to the sale would have been provided by the Company. The Company, by the nature of a master agreement between Reuters and Radianz, is subject to fee arrangements negotiated by Reuters.

Reuters provided certain operational and administrative support and other general corporate services to the Company.

Effective September 2001, the Company sold at book value its Research and Analytical Product (R&A) to Reuters in order to allow Instinet R&A users to leverage Reuters investment in Bridge Trading by allowing them to participate in a much broader service, while still benefiting from the information currently available through R&A. Under the agreement, the Company sold to Reuters all the assets, rights, claims, contracts, licenses, trade secrets and confidential and proprietary business information, and substantially all of the R&A employees used by the Company in the R&A product platform. In turn, Reuters agreed to assume certain liabilities and obligations of the R&A business. The net book value of the assets sold, which consisted of computer hardware, machinery and equipment, was $7,868. The Company entered into a mutual services agreement with Reuters under which the Company continued to assist Reuters in supporting the R&A business for up to 18 months. In addition, the Company and Reuters agreed to allow customers of the Company who had been using the R&A product to continue to receive service and support from Reuters.

In 2002, the Company entered into agreements with Bridge Trading, a wholly owned subsidiary of Reuters, under which the Company pays fees for accounts or orders introduced by Bridge Trading to the Company.

The Company’s expenses related to the transactions referred to above are as follows:

	For the Year Ended December 31,
	2004	2003	2002
Office space	$17,100	$16,594	$14,569
Reuters’ news and information data	8,796	13,300	11,814
Radianz	8,342	25,477	30,042
General corporate services	918	7,486	28,864
Research and Analytical	—	2,145	5,582
Bridge Trading	—	273	415

Total	$35,156	$65,275	$91,286

Note 18. Segment Information

In reporting to management and upon completion of our business restructuring during the three months ended March 31, 2004, the Company’s operating results were categorized into two business segments, Instinet and INET. Eliminations represent intercompany revenue and expenses. Prior year information has been restated to reflect our reportable segments as follows:

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Segment Operating Results

	Year Ended December 31, 2004
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$738,110	$455,068	$(20,373)	$1,172,805
Interest income, net	12,001	1,572	376	13,949

Total revenue, net	750,111	456,640	(19,997)	1,186,754
Total expenses	733,196	422,645	(57,074)	1,103,767

Pre-tax earnings	$16,915	$33,995	$32,077	$82,987

Year-end total assets	$949,028	$142,295	$659,391	$1,750,714

	Year Ended December 31, 2003
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$745,004	$411,289	$(15,983)	$1,140,310
Interest income, net	15,227	864	—	16,091

Total revenue, net	760,231	412,153	(15,983)	1,156,401
Total expenses	790,628	398,098	63,937	1,252,663

Pre-tax earnings (loss)	$(30,397)	$14,055	$(79,920)	$(96,262)

Year-end total assets	$1,641,972	$169,976	$254,691	$2,066,639

	Year Ended December 31, 2002
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$820,681	$305,551	$(21,353)	$1,104,879
Interest income, net	19,779	522	—	20,301

Total revenue, net	840,460	306,073	(21,353)	1,125,180
Total expenses	881,006	280,557	710,547	1,872,110

Pre-tax earnings (loss)	$(40,546)	$25,516	$(731,900)	$(746,930)

Year-end total assets	$2,103,009	$97,154	$82,732	$2,282,895

Geographical Information

The accompanying table summarizes select data about the Company’s domestic and international operations. Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

	Year Ended December 31, 2004
	Domestic	International	Total
Total revenue, net	$1,010,156	$176,598	$1,186,754

Pre-tax earnings (loss)	$98,917	$(15,554)	$83,363

Year-end total assets	$1,271,544	$479,170	$1,750,714

	Year Ended December 31, 2003
	Domestic	International	Total
Total revenue, net	$994,311	$162,090	$1,156,401

Pre-tax earnings (loss)	$(66,717)	$(29,545)	$(96,262)

Year-end total assets	$1,661,197	$405,442	$2,066,639

	Year Ended December 31, 2002
	Domestic	International	Total
Total revenue, net	$946,081	$179,099	$1,125,180

Pre-tax earnings (loss)	$(732,137)	$(14,793)	$(746,930)

Year-end total assets	$1,905,418	$377,477	$2,282,895

Note 19. Contractual Settlement

During the year ended December 31, 2004, the Company received $7,250 associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of execution obligations.

Note 20. Discontinued Operations

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

Year Ended December 31, 2002
Loss from discontinued operations:
Loss from operation of fixed income business	$(33,768)
Income tax benefit	11,022

Net loss from discontinued operations	$(22,746)

Loss per share — basic and diluted
Loss from operation of fixed income business	$(0.12)
Income tax benefit	0.04

Net loss from discontinued operations	$(0.08)

The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002 and completed paying this liability in 2004.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 21. Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the Consolidated Statements of Financial Condition. Management estimates that the aggregate fair value of all financial instruments recognized on the Consolidated Statements of Financial Condition approximates their carrying value. As such, financial instruments have been adjusted to reflect their estimated fair value or are short term in nature and bear interest at current market rates.

Note 22. Subsequent Events

In February, 2005, the Company and Nextrade entered into a settlement agreement which resolved the claims in the lawsuit, and which provided for mutual releases and dismissal of the lawsuit with prejudice, the latter subject to the Court’s approval.

In February, 2005, the Company entered into a stock purchase agreement with Reuters to acquire Bridge Trading, under which we agreed to pay Reuters $21,500 in the Company’s common stock, subject to adjustments for working capital and net capital. The transaction is anticipated to be completed by end of April 2005, subject to approval from the NASD and other customary closing conditions.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 23. Quarterly Results (Unaudited)

	Three Months Ended
	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003	Jun 30, 2003	Mar 31, 2003
Revenue
Transaction fees	$286,158	$267,541	$289,417	$329,689	$300,560	$286,671	$290,293	$262,786
Interest income	4,930	3,934	4,250	4,420	5,899	4,931	6,651	6,347
Interest expense	(961)	(756)	(806)	(1,062)	(2,283)	(1,237)	(2,106)	(2,111)

Interest income, net	3,969	3,178	3,444	3,358	3,616	3,694	4,545	4,236

Total revenues, net	290,127	270,719	292,861	333,047	304,176	290,365	294,838	267,022

Cost of Revenues
Soft dollar and commission recapture	51,311	50,044	53,103	60,100	58,817	54,894	49,604	49,058
Broker-dealer rebates	67,150	59,859	62,388	68,147	54,507	53,552	58,630	50,420
Brokerage, clearing and exchange fees	51,483	51,085	55,138	64,177	58,127	54,014	47,830	41,587

Total cost of revenues	169,944	160,988	170,629	192,424	171,451	162,460	156,064	141,065

Gross margin	120,183	109,731	122,232	140,623	132,725	127,905	138,774	125,957

Direct Expenses
Compensation and benefits	58,540	46,460	55,844	59,533	51,079	51,450	60,749	63,984
Communications and equipment	14,722	18,894	16,950	21,642	20,890	24,917	31,617	30,720
Depreciation and amortization	12,705	12,912	15,855	15,037	18,500	22,408	23,534	24,074
Occupancy	8,672	9,170	9,260	9,307	12,122	12,567	13,175	16,458
Professional fees	8,856	7,406	8,172	5,017	8,611	5,739	7,228	6,338
Marketing and business development	2,586	3,522	5,302	3,322	7,483	2,958	3,480	2,781
Other	1,382	5,085	2,830	2,876	2,300	4,491	6,301	5,749

Total direct expenses	107,463	103,449	114,213	116,734	120,985	124,530	146,084	150,104

Restructuring	—	—	—	—	59,497	—	—	—
Goodwill and intangible asset impairment	—	—	—	—	21,668	—	—	—
Contractual settlement	—	—	(7,250)	—	—	—	—	—
Investments	(11,006)	(4,031)	—	(4,674)	(10,268)	667	(2,841)	21,678
Insurance recovery	—	—	—	(5,116)	(2,492)	(2,989)	—	(5,000)

Total expenses	266,401	260,406	277,592	299,368	360,841	284,668	299,307	307,847

Income (loss) from operations before income taxes	23,726	10,313	15,269	33,679	(56,665)	5,697	(4,469)	(40,825)
Income tax provision (benefit)	4,987	2,656	6,827	14,865	(18,331)	1,652	732	(6,507)

Net income (loss)	$18,739	$7,657	$8,442	$18,814	$(38,334)	$4,045	$(5,201)	$(34,318)

Earnings (loss) per share

Basic EPS	$0.06	$0.02	$0.03	$0.06	$(0.12)	$0.01	$(0.02)	$(0.10)

Diluted EPS	$0.06	$0.02	$0.03	$0.06	$(0.12)	$0.01	$(0.02)	$(0.10)

NOTE:	During the fourth quarter of 2004, the Company changed the classification of certain transaction-related regulatory fee expenses from offsetting transaction fees to being recorded as an expense within brokerage, clearing and exchange fees. This change has been reflected in all periods shown in the table.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The company has carried out an evaluation under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, including our internal control over financial reporting. Based on our evaluation, our management concluded that, as of December 31, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

There has been no change in the company’s internal control over financial reporting during the company’s fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management’s report on internal control over financial reporting and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are set forth in Part II, Item 8 of the Annual Report on Form 10-K and are incorporated in this Item 9A by reference.

PART III

Item 10.	Directors and Executive Officers of the Company

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from the “General Information Concerning the Board of Directors,” “Compensation of Directors,” and “Compensation of Executive Officers” sections of our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004 (the “Proxy Statement”). Information about the Audit Committee of the Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the “Audit Committee” section of the Proxy Statement. Information concerning Section 16(a) compliance is incorporated by reference “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement. Information about our Code of Business Conduct and Ethics is incorporated herein by reference to the "Code of Business Conduct and Ethics" section of the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibit List

Exhibit Number	Description

2.1	Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 25, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.2	Asset Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.3	Subscription Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.4	Contribution Agreement between Reuters C Corporation and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.5	Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.6	Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.6 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.7	Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).

2.8	Contribution and Assumption Agreement between Instinet Corporation and Instinet Group, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.9	Contribution and Assumption Agreement between Instinet Corporation and Instinet ATS, Inc., dated November 24, 2003

(Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.10	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet Group, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.10 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.11	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.11 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated By-Laws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1	Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group Incorporated, and Mellon Investor Services LLC 2002 (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.2	Ameritrade Option Exercise Agreement between Instinet Group Incorporated, Datek Online Holdings Corporation and Ameritrade Holding Corporation dated as of October 18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Registration No. 333-100670)).

10.3†	Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated September 16, 2002 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.4†	Employment Agreement between Instinet Group Incorporated and Edward J. Nicoll, dated September 20, 2002 (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).

10.5†	Agreement between Instinet Group Incorporated and Peter Fenichel, dated October 7, 2002 (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).

10.6†		Non-Executive Chairman Compensation Letter between Instinet Group Incorporated and Ian Strachan, dated January 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.7†		Employment Agreement between Instinet Group LLC and Mark Nienstedt, dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.8†		Employment Agreement between Instinet Group LLC and Paul A. Merolla, dated April 30, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.9†		Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.10†		Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.11†		Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.12†		Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.13†		Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.14†		Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.15†	*	Employment Agreement between Instinet Group Incorporated and Andrew Banhidi, dated November 1, 2003.

10.16†		Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.17†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.18†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Douglas M. Atkin, dated April 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.19†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael J. Clancy, dated December 15, 2002 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.20†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael Galano dated January 9, 2002 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.21†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Jean-Marc Bouhelier dated May 30, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.22†		Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and William J. Sterling dated June 27, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.23		Director Compensation Letter between Instinet Group Incorporated and Robin Josephs, dated January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K (Commission File No. 000-32717) dated January 3, 2005),

10.24†		Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.25†		Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.26†		Instinet 2000 Stock Option Plan, as amended and restated, April 30, 2002 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.27	*	Stock Purchase Agreement dated as of February 28, 2005 between Instinet Group Incorporated, Reuters C LLC and Reuters Limited.

10.28	*	Form of Transition License Agreement between Reuters SA, Bridge Trading Company and Instinet Group Incorporated.

10.29	*	Form of Intellectual Property Transfer Agreement between Reuters SA, Bridge Trading Company and Instinet Group Incorporated.

10.30	*	Form of Transition Services Agreement between Reuters America LLC, Bridge Trading Company and Instinet Group Incorporated.

10.31	*	Form of Use and Services License Agreement between Bridge Trading Company and Reuters America LLC.

10.32		Transaction System Agreement, effective as of September 19, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.33		Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended March 31, 2003).

10.34	Transaction System Supplemental Order Form, effective as of December 17, 2003, between Instinet Group Incorporated and Bridge Trading Company, as a supplement to the Transaction System Agreement, dated as of April 20, 2003, between Instinet Group Incorporated and Bridge Trading Company (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

10.35	Global Solutions Agreement, dated as of March 14, 2003, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.36	Global Solutions Agreement dated as of effective March 19, 2003, between Instinet Group Inc. and Reuters Limited (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.37	Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).

10.38	Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).

10.39	Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.40	Newport Content Services Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.41	Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.42	Fixed Income Data Agreement between Reuters Limited and Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.43	Letter agreement between Reuters Limited and Instinet Corporation, dated August 1, 2000, amending the Fixed Income Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.44	Global Reuters Services Contract between Reuters Limited and Instinet Global Holdings, Inc., dated December 21, 2000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.45	Reuters Global Routing Services Agreement, dated as of December 22, 2003, between Instinet Europe Limited and Reuters Global Routing Services Limited (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

10.46	Redistribution Addendum to Reuters Global Agreement between Reuters Limited and Instinet Global Holding, Inc., dated December 21, 2000, amending the Global Reuters Services Contract (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.47	Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.48	First Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated June 5, 2002 (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.49	Second Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated November 7, 2002 (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.50	Sublease between Reuters C Corp. and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.51	Data Distribution Agreement between Instinet Global Holdings, Inc. and Reuters America, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.52	U.S. Tax Sharing Agreement by and among Reuters America Holdings, Inc., Instinet Group Incorporated and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.53	U.K. Tax Sharing Agreement between Reuters Group PLC, Instinet Group Incorporated and Instinet Holdings Limited (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.54	Corporate Services Agreement between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).

10.55	License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).

10.56	Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2001).

10.57	Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.58	Registration Rights Agreement, dated as of September 20, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas Entities, the Advent Entities, Ameritrade Holding Corporation and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.59	Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.60	Amendment No. 1, dated as of October 1, 2001, to the Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.61	Registration Rights Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young, dated October 1, 2001 (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.62	Execution Services Agreement between Instinet Group Incorporated and ProTrader Securities Corporation, Zone Trading Partners, LLC, Zone Equity Partners, LP, David G. Jamail, David R. Burch and Andrew Kershner dated October 1, 2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.63	Research and Analytics Asset Purchase Agreement between Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.64	Mutual Services Agreement between Instinet Group Incorporated and Reuters America Inc. dated December 18, 2001 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.65	Software License Agreement, as amended, between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.66	Software Maintenance Agreement between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.67	Testing and Certification Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Effix SA dated November 7, 2000 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.68	Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July 17, 2001 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.69	Facilities Management Service Agreement among Canon Business Services, Reuters America Inc. and Instinet Corporation dated July 1, 2001 (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.70	Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.71	Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.72	Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.73	Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.74	Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.75	Amendment No. 1 to Company Voting Agreement, dated as of August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.76		Amendment No. 1 to Parent Voting Agreement, dated as of August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.77		Amendment No. 1 to Datek Voting Agreement, dated as of August 7, 2002, by and Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-4 (Registration No. 333-97071)).

21.1	*	List of Subsidiaries

24.1	*	Powers of Attorney

31	*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 11, 2005.

32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 11, 2005.

*	Filed herewith

†	Management Compensation Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTINET GROUP INCORPORATED

By:	/s/ PAUL A. MEROLLA
Paul A. Merolla

March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Titles	Date

* Edward J. Nicoll	Chief Executive Officer and Director

* John F. Fay	Executive Vice President and Chief Financial Officer

* Mark Nienstedt	Officer and Director

* Ian Strachan	Director and Chairman of the Board

* Thomas H. Glocer	Senior Director

* John C. Bogle	Director

* David Grigson	Director

* Peter J. Job	Director

* John Kasich	Director

* Kay Koplovitz	Director

* Kevin Landry	Director

* Stephen Pagliuca	Director

* Devin Wenig	Director

* Robin Josephs	Director

*By:	/s/ PAUL A. MEROLLA
Paul A. Merolla
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 25, 2000 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.2	Asset Contribution Agreement between Instinet Corporation and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.3	Subscription Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated July 31, 2000 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.4	Contribution Agreement between Reuters C Corporation and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.4 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.5	Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.6	Contribution Agreement between Reuters Holdings Switzerland SA and Instinet Group LLC, dated September 29, 2000 (Incorporated by reference to Exhibit 2.6 to the Registrant’s Form S-1 (Registration No. 333-55190)).

2.7	Agreement and Plan of Merger, dated as of June 9, 2002, (as amended as of August 7, 2002) among Instinet Group Incorporated, Instinet Merger Corporation and Island Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).

2.8	Contribution and Assumption Agreement between Instinet Corporation and Instinet Group, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.9	Contribution and Assumption Agreement between Instinet Corporation and Instinet ATS, Inc., dated November 24, 2003 (Incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.10	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet Group, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.10 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

2.11	Contribution and Assumption Agreement between Instinet Group Incorporated and Instinet, LLC, dated November 24, 2003 (Incorporated by reference to Exhibit 2.11 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated By-Laws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement between Instinet Group Incorporated and Mellon Investor Services LLC dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

10.1	Exchange Agent Agreement, dated as of August 27, 2002, between Instinet Group Incorporated, and Mellon Investor Services LLC 2002 (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.2	Ameritrade Option Exercise Agreement between Instinet Group Incorporated, Datek Online Holdings Corporation and Ameritrade Holding Corporation dated as of October 18, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Registration No. 333-100670)).

10.3†	Employment Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated September 16, 2002 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.4†	Employment Agreement between Instinet Group Incorporated and Edward J. Nicoll, dated September 20, 2002 (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).

10.5†	Agreement between Instinet Group Incorporated and Peter Fenichel, dated October 7, 2002 (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717) for the period ended September 30, 2002).

10.6†	Non-Executive Chairman Compensation Letter between Instinet Group Incorporated and Ian Strachan, dated January 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.7†	Employment Agreement between Instinet Group LLC and Mark Nienstedt, dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.8†	Employment Agreement between Instinet Group LLC and Paul A. Merolla, dated April 30, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.9†	Employment Agreement between Instinet Group Incorporated and Andrew R. Goldman, dated October 1, 2003 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.10†	Employment Agreement between Instinet Group Incorporated and John F. Fay, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.11†	Employment Agreement between Instinet Group Incorporated and Michael Plunkett, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.12†	Employment Agreement between Instinet Group Incorporated and Natan Tiefenbrun, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.13†	Employment Agreement between Instinet Group Incorporated and Alexander Goor, dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.14†	Employment Agreement between Instinet Group Incorporated and Todd Burns, dated November 1, 2003 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2003).

10.15†*	Employment Agreement between Instinet Group Incorporated and Andrew Banhidi, dated November 1, 2003.

10.16†	Termination Agreement between Instinet Group Incorporated and Mark Nienstedt, dated December 31, 2002 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.17†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andre-Francois Helier Villeneuve, dated December 10, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.18†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Douglas M. Atkin, dated April 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.19†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael J. Clancy, dated December 15, 2002 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.20†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Corporation and Michael Galano dated January 9, 2002 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.21†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Jean-Marc Bouhelier dated May 30, 2003 (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.22†	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and William J. Sterling dated June 27, 2003 (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.23	Director Compensation Letter between Instinet Group Incorporated and Robin Josephs, dated January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K (Commission File No. 000-32717) dated January 3, 2005),

10.24†	Instinet Group Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.25†	Instinet 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.26†	Instinet 2000 Stock Option Plan, as amended and restated, April 30, 2002 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.27*	Stock Purchase Agreement dated as of February 28, 2005 between Instinet Group Incorporated, Reuters C LLC and Reuters Limited.

10.28*	Form of Transition License Agreement between Reuters SA, Bridge Trading Company and Instinet Group Incorporated.

10.29*	Form of Intellectual Property Transfer Agreement between Reuters SA, Bridge Trading Company and Instinet Group Incorporated.

10.30*	Form of Transition Services Agreement between Reuters America LLC, Bridge Trading Company and Instinet Group Incorporated.

10.31*	Form of Use and Services License Agreement between Bridge Trading Company and Reuters America LLC.

10.32	Transaction System Agreement, effective as of September 19, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.33	Transaction System Agreement dated as of April 20, 2003, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended March 31, 2003).

10.34	Transaction System Supplemental Order Form, effective as of December 17, 2003, between Instinet Group Incorporated and Bridge Trading Company, as a supplement to the Transaction System Agreement, dated as of April 20, 2003, between Instinet Group Incorporated and Bridge Trading Company (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

10.35	Global Solutions Agreement, dated as of March 14, 2003, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.36	Global Solutions Agreement dated as of effective March 19, 2003, between Instinet Group Inc. and Reuters Limited (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2003).

10.37	Commission Sharing Agreement, dated as of April 23, 2002, between Instinet Corporation and Bridge Trading Company (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).

10.38	Non-Exclusive Limited Patent License Agreement, effective as of August 2, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2002).

10.39	Institutional Order Entry Enhancements Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters SA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.40	Newport Content Services Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.41	Preferred Soft Dollar Agreement, dated as of September 19, 2002, between Instinet Group Incorporated and Reuters Limited (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 16, 2002).

10.42	Fixed Income Data Agreement between Reuters Limited and Instinet Corporation, dated October 1, 1999 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.43	Letter agreement between Reuters Limited and Instinet Corporation, dated August 1, 2000, amending the Fixed Income Data Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.44	Global Reuters Services Contract between Reuters Limited and Instinet Global Holdings, Inc., dated December 21, 2000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.45	Reuters Global Routing Services Agreement, dated as of December 22, 2003, between Instinet Europe Limited and Reuters Global Routing Services Limited (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2003).

10.46	Redistribution Addendum to Reuters Global Agreement between Reuters Limited and Instinet Global Holding, Inc., dated December 21, 2000, amending the Global Reuters Services Contract (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (Registration No. 333-55190)).

10.47	Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated December 18, 2001 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.48	First Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated June 5, 2002 (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.49	Second Amendment to Sublease between Charles Schwab & Co., Inc. and Instinet Group Incorporated dated November 7, 2002 (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2002).

10.50	Sublease between Reuters C Corp. and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.51	Data Distribution Agreement between Instinet Global Holdings, Inc. and Reuters America, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.52	U.S. Tax Sharing Agreement by and among Reuters America Holdings, Inc., Instinet Group Incorporated and Instinet Global Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.53	U.K. Tax Sharing Agreement between Reuters Group PLC, Instinet Group Incorporated and Instinet Holdings Limited (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report filed on Form 10-Q (Commission file No. 000-32717) for the quarterly period ended June 30, 2001).

10.54	Corporate Services Agreement between Reuters Limited and Instinet Group Incorporated (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).

10.55	License Agreement between Instinet Global Services Limited and Reuters Limited dated May 17, 2001 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (Commission file No. 000-32717 for the quarterly period ended June 30, 2001)).

10.56	Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated May 17, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended June 30, 2001).

10.57	Amended and Restated Corporate Agreement between Instinet Group Incorporated and Reuters Limited, dated June 9, 2002 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.58	Registration Rights Agreement, dated as of September 20, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit A as the Bain Entities, the Silver Lake Entities, the TA Entities, the Finanzas Entities, the Advent Entities, Ameritrade Holding Corporation and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-32717) for the period ended September 30, 2002).

10.59	Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.60	Amendment No. 1, dated as of October 1, 2001, to the Interest Purchase Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young dated July 23, 2001 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.61	Registration Rights Agreement between Instinet Group Incorporated and David G. Jamail, David R. Burch, Overunder, LLC, John A. McEntire, IV, John Bunda, Laura Horne, Currin Van Eman and Shayne Young, dated October 1, 2001 (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.62	Execution Services Agreement between Instinet Group Incorporated and ProTrader Securities Corporation, Zone Trading Partners, LLC, Zone Equity Partners, LP, David G. Jamail, David R. Burch and Andrew Kershner dated October 1, 2001, as amended (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.63	Research and Analytics Asset Purchase Agreement between Instinet Group Incorporated and Reuters Group PLC effective as of September 28, 2001 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.64	Mutual Services Agreement between Instinet Group Incorporated and Reuters America Inc. dated December 18, 2001 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.65	Software License Agreement, as amended, between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.66	Software Maintenance Agreement between TIBCO Finance Technology, Inc. and Instinet Corporation, effective September 25, 1998 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.67	Testing and Certification Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Effix SA dated November 7, 2000 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.68	Vendor Interface Agreement between Instinet UK Limited (now called Instinet Europe Limited) and Reuters AG dated July 17, 2001 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.69	Facilities Management Service Agreement among Canon Business Services, Reuters America Inc. and Instinet Corporation dated July 1, 2001 (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2001).

10.70	Datek Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited and Datek Online Holdings Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.71	Stockholders Agreement, dated as of June 9, 2002, by and among Instinet Group Incorporated, Reuters Limited, Reuters C Corp., Reuters Holdings Switzerland SA, the other entities listed on Exhibit B thereto and Edward J. Nicoll (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.72	Company Voting Agreement, dated as of June 9, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.73	Parent Voting Agreement, dated as of June 9, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holdings Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.74	Datek Voting Agreement, dated as of June 9, 2002, by and between Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.75	Amendment No. 1 to Company Voting Agreement, dated as of August 7, 2002, by and among Island Holding Company, Inc., the stockholders of Island Holding Company, Inc. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.76	Amendment No. 1 to Parent Voting Agreement, dated as of August 7, 2002, by and among Reuters Limited, Reuters C Corp and Reuters Holding Switzerland SA, Island Holding Company, Inc., and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form S-4 (Registration No. 333-97071)).

10.77	Amendment No. 1 to Datek Voting Agreement, dated as of August 7, 2002, by and Datek Online Holdings Corp. and Instinet Group Incorporated (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form S-4 (Registration No. 333-97071)).

21.1*	List of Subsidiaries

24.1*	Powers of Attorney

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 11, 2005.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 11, 2005.

*	Filed herewith

†	Management Compensation Arrangement

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue
Transaction fees	$1,172,805	$1,140,310	$1,104,879
Interest income	17,534	23,828	40,137
Interest expense	(3,585)	(7,737)	(19,836)

Interest income, net	13,949	16,091	20,301

Total revenues, net	1,186,754	1,156,401	1,125,180

Cost of Revenues
Soft dollar and commission recapture	214,558	212,373	217,314
Broker-dealer rebates	257,544	217,109	124,399
Brokerage, clearing and exchange fees	221,883	201,558	176,228

Total cost of revenues	693,985	631,040	517,941

Gross margin	492,769	525,361	607,239

Direct Expenses
Compensation and benefits	220,377	227,262	281,761
Communications and equipment	72,208	108,144	125,720
Depreciation and amortization	56,509	88,516	78,424
Occupancy	36,409	54,322	55,528
Professional fees	29,451	27,916	24,594
Marketing and business development	14,732	16,702	17,094
Other	12,173	18,841	39,148

Total direct expenses	441,859	541,703	622,269

Restructuring	—	59,497	120,800
Goodwill and intangible asset impairment	—	21,668	551,991
Contractual settlement	(7,250)	—	—
Investments	(19,711)	9,236	59,109
Insurance recovery	(5,116)	(10,481)	—

Total expenses	1,103,767	1,252,663	1,872,110

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	82,987	(96,262)	(746,930)
Income tax provision (benefit)	29,335	(22,454)	(53,088)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	53,652	(73,808)	(693,842)
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	—	22,746

Income (loss) from continuing operations before cumulative effect of change in accounting principle	53,652	(73,808)	(716,588)
Cumulative effect of change in accounting principle, net of tax	—	—	18,642

Net income (loss)	$53,652	$(73,808)	$(735,230)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Income (loss) from continuing operations	$0.16	$(0.22)	$(2.56)
Discontinued operations:
Loss from operations of fixed income business, net of tax	—	—	0.08

Income (loss) from continuing operations before cumulative effect of change in accounting principle	0.16	(0.22)	(2.64)
Cumulative effect of change in accounting principle, net of tax	—	—	0.07

Net income (loss) per share	$0.16	$(0.22)	$(2.71)

Weighted average shares outstanding - basic	332,810	330,859	271,542
Weighted average shares outstanding - diluted	335,267	330,859	271,542

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$902,026	$511,648
Cash and securities segregated under federal regulations	23,050	200,314
Securities owned, at market value	36,157	261,552
Securities borrowed	190,325	314,443
Receivable from broker-dealers	171,435	162,432
Receivable from customers	31,643	107,221
Commissions and other receivables, net	92,461	124,137
Investments	33,337	29,499
Fixed assets and leasehold improvements, net	79,875	119,051
Deferred tax asset, net	71,523	73,658
Intangible assets, net	65,147	82,281
Other assets	53,735	80,403

Total assets	$1,750,714	$2,066,639

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$5,283	$21,372
Securities loaned	133,189	220,465
Payable to broker-dealers	173,627	141,821
Payable to customers	45,151	306,763
Taxes payable	78,360	60,538
Accounts payable, accrued expenses and other liabilities	264,074	344,897

Total liabilities	699,684	1,095,856

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $ 0.01 par value (950,000 shares authorized, 334,428 and 331,032 issued as of December 31, 2004 and 2003, respectively, and 334,428 and 330,991 outstanding as of December 31, 2004 and 2003, respectively)	3,344	3,310
Additional paid-in capital	1,670,049	1,661,476
Accumulated deficit	(681,270)	(734,922)
Treasury stock, at cost (41 shares as of December 31, 2003)	—	(78)
Accumulated other comprehensive income	55,471	41,339
Restricted stock units	13,389	—
Unearned compensation	(9,953)	(342)

Total stockholders’ equity	1,051,030	970,783

Total liabilities and stockholders’ equity	$1,750,714	$2,066,639

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Common stock, par value $0.01 per share
Balance, beginning of year	$3,310	$3,309	$2,483
Issued	34	1	826

Balance, end of year	3,344	3,310	3,309

Additional paid-in capital
Balance, beginning of year	1,661,476	1,661,118	1,396,551
Issuance of common stock for acquisition	—	—	495,878
Conversion and grant of stock options	—	—	21,603
Stock options exercised	6,998	240	1,372
Tax benefit of options exercised	1,575	118	69
Stock options forfeited	—	—	(5,616)
Dividends paid	—	—	(248,739)

Balance, end of year	1,670,049	1,661,476	1,661,118

Retained earnings (accumulated deficit)
Balance, beginning of year	(734,922)	(661,114)	74,116
Net income (loss)	53,652	(73,808)	(735,230)

Balance, end of year	(681,270)	(734,922)	(661,114)

Treasury stock
Balance, beginning of year	(78)	(1,270)	—
Purchase	—	(75)	(1,532)
Reissued	78	1,267	262

Balance, end of year	—	(78)	(1,270)

Accumulated other comprehensive income (loss)
Balance, beginning of year	41,339	23,235	(726)
Currency translation adjustment	14,132	18,104	23,961

Balance, end of year	55,471	41,339	23,235

Restricted stock
Balance, beginning of year	—	—	—
Issued	13,389	—	—

Balance, end of year	13,389	—	—

Unearned compensation
Balance, beginning of year	(342)	(1,744)	(9,915)
Conversion and grant of stock options	—	—	(1,462)
Stock options forfeited	—	—	5,616
Restricted stock granted	(13,389)	—	—
Amortization of stock based plans	3,778	1,402	4,017

Balance, end of year	(9,953)	(342)	(1,744)

Total stockholders’ equity	$1,051,030	$970,783	$1,023,534

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$53,652	$(73,808)	$(735,230)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss (gain) on investments	(11,514)	7,777	54,062
Insurance recovery of fixed assets	—	(10,481)	—
Intangible asset and goodwill impairment write-down	—	21,668	571,037
Depreciation, amortization and other non-cash items	61,736	96,946	100,293
Deferred income taxes	2,847	(22,324)	(45,351)
Stock based compensation	5,431	2,594	4,086
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	177,264	74,145	48,813
Securities borrowed, net of securities loaned	36,842	61,246	43,698
Net receivable/payable from/to broker-dealers	22,803	23,519	7,249
Net receivable/payable from/to customers	(186,034)	(22,349)	(99,211)
Receivables and other assets	58,344	(38,662)	99,388
Payables and other liabilities	(63,713)	39,064	(86,147)

Net cash provided by (used in) operating activities	157,658	159,335	(37,313)

Cash flows from investing activities
Net sales, maturities and purchases of securities	225,395	86,499	(112,044)
Proceeds from insurance recovery of fixed assets	—	10,481	—
Purchase of fixed assets and leasehold improvements	(5,426)	(15,178)	(43,597)
Sale (purchase) of investments	7,676	4,561	(4,000)
Acquisitions of businesses, net of assets acquired and liabilities assumed	—	316	25,952

Net cash provided by (used in) investing activities	227,645	86,679	(133,689)

Cash flows from financing activities
Short-term borrowings, net	(16,089)	(5,907)	(42,020)
Dividends paid	—	—	(248,739)
Purchase of treasury stock	—	(75)	(1,532)
Issuance of common stock	7,032	359	1,387

Net cash used in financing activities	(9,057)	(5,623)	(290,904)

Effect of exchange rate differences	14,132	18,104	23,961

Increase (decrease) in cash and cash equivalents	390,378	258,495	(437,945)
Cash and cash equivalents, beginning of period	511,648	253,153	691,098

Cash and cash equivalents, end of period	$902,026	$511,648	$253,153

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,090	$9,349	$12,743
Cash paid (refunded) for taxes	$6,209	$(51,988)	$9,044
Non-cash activities:

The value of common stock issued in connection with business combinations was $512,967 during year ended December 31, 2002.

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

In the first quarter of 2004, we completed a business restructuring plan to establish two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Lynch, Jones & Ryan, our commission recapture subsidiary.

•	INET (formerly known as The Island ECN, Inc.), our alternative trading system and ECN that combines the U.S broker-dealer order flow of the Instinet ECN and The Island ECN and services our U.S. broker-dealer customers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Credit, Market and Other Risks

The Company is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, the Company may have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the United States and the United Kingdom. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the years ended December 31, 2004, 2003 and 2002, losses from transactions in which a party refused or was unable to settle were immaterial.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Leasehold improvements	life of lease
Furniture and office equipment	3-10 years
Capitalized software costs	3 years
Computer equipment	3-5 years

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist when required. Because management’s assumptions and estimates are used in the valuation, actual results may differ.

There were no adjustments to goodwill or intangible assets for the year ended December 31, 2004. In 2003, the Company’s annual impairment testing indicated impairment in the value of technology assets capitalized at the time of the Island acquisition. In accordance with SFAS No. 142, based on the results of management’s analysis, the Company determined that intangible assets had been impaired and as a result, the Company recorded a pre-tax charge of $21.7 million. In 2002, based on the results of management’s assessment and a valuation analysis prepared by an independent specialist, the Company determined that existing goodwill had been completely impaired and as a result, the Company recorded a pre-tax goodwill impairment charge of $552.0 million, the remaining carrying value of goodwill.

Acquisitions

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

Software Costs

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs, which are reflected as fixed assets on the Consolidated Statements of Financial Condition, were $4,642 as of December 31, 2003. Amortization expense was $3,455 and $3,373 for the years ended December 31, 2003 and 2002, respectively. The Company wrote off substantially all of its capitalized software costs during the year ended December 31, 2004 (see Note 7).

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock. The dilutive effect is included in the calculation of weighted average shares for the year ended that the Company has net income. Accordingly, in years that reflect a net loss the diluted EPS computation does not include the anti-dilutive effect of these options.

	Year Ended December 31,
	2004	2003	2002
Numerator for basic and diluted EPS earnings available to common shareholders	$53,652	$(73,808)	$(735,230)
Denominator for basic EPS — weighted average number of common shares	332,810	330,859	271,542
Stock options	2,457	—	—

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	335,267	330,859	271,542

Basic EPS	$0.16	$(0.22)	$(2.71)
Diluted EPS	0.16	(0.22)	(2.71)

For the years ended December 31, 2003 and 2002, EPS computations do not include the anti-dilutive effect of stock options of 1,355 and 593 shares.

Soft Dollar and Commission Recapture

Soft dollar and commission recapture expenses primarily relate to the purchase of third party research products for customers as well as payments made as part of the Company’s commission recapture services. The Company reports its transaction fee revenue from these businesses separately from its soft dollar and commission recapture expenses.

Broker-Dealer Rebates

Broker-dealer rebates expense consists of execution fees paid to subscriber customers that initiate a buy or sell limit order transaction. The customers are paid on a per share basis on orders that have been matched. Rebates are recorded on a trade date basis.

Investments

Investments with no ready market are stated at estimated fair value as determined in good faith by management. Generally, management will initially value investments at cost and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position, operating results and other pertinent information.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in its third quarter of 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, adoption is expected to have a material impact on its results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income (loss) over the options’ vesting period and the shares’ plan period.

The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$53,652	$(73,808)	$(735,230)
Add: Stock based employee compensation expense included in net income (loss), net of related tax benefit	2,417	1,660	2,723
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(17,032)	(26,759)	(36,361)

Pro forma net income (loss)	$39,037	$(98,907)	$(768,868)

Weighted average shares outstanding — basic	332,810	330,859	271,542
Weighted average shares outstanding — diluted	335,267	330,859	271,542
Earnings (loss) per share, as reported — basic & diluted	$0.16	$(0.22)	$(2.71)
Pro forma net income (loss) per share — basic & diluted	$0.12	$(0.30)	$(2.83)

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

Receivable From and Payable to Customers

Receivable from customers is primarily comprised of institutional debit balances and payable to customers primarily represents free credit balances in customer accounts.

Commissions and Other Receivables, Net

Commissions and other receivables are reported net of an allowance for doubtful accounts of $18,626 and $21,670 as of December 31, 2004 and December 31, 2003, respectively. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

As of December 31, 2004 and 2003, included in commissions and other receivables is $15,348 and $23,566, respectively, from Archipelago Holdings, LLC, and REDIBook ECN, LLC of which $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against the disputed amount based upon a review of the facts and circumstances surrounding the dispute.

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

Restructuring

The Company has accounted for its cost reduction initiatives and resulting restructuring charges in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 112, Employer’s Accounting for Post Employment Benefits and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146, which the Company adopted on January 1, 2003, eliminates the future use of EITF 94-3 for restructuring initiatives. The adoption of SFAS No. 146 has not had a material effect on the Company’s financial condition, results of operations or cash flows.

Reclassifications

During the fourth quarter of 2004, the Company began classifying transaction related regulatory fees as an expense in brokerage, clearing and exchange fees. These fees had previously been recorded as a reduction of transaction fees and shown on a net basis. For the years ended December 31, 2004, 2003 and 2002, these regulatory fees totaled $53,059, $61,259 and $26,707, respectively, and have been reclassified in the Company’s consolidated financial statements.

Certain other reclassifications of prior year amounts have been made for consistent presentation.

Note 3. Acquisitions

Harborview

On January 7, 2003, pursuant to an existing option purchase agreement, the Company purchased Harborview, LLC (Harborview), a NYSE floor brokerage firm, for $594.

Island

On September 20, 2002, the Company acquired 100% of the outstanding common stock of Island Holding Company, Inc., the parent company of The Island ECN, Inc. (collectively, “Island”). Island’s results of operations, since that date, have been included in the Company’s consolidated financial statements. The aggregate purchase price was $555,349, consisting of $492,826 representing approximately 80,659 shares of the Company’s common stock, $20,141 representing additional common shares for the conversion of options, warrants and stock appreciation rights, deferred tax liability of $32,560 relating to intangible assets and $9,822 representing direct costs of the acquisition. The value of the common shares issued was determined based on the average closing market price of the Company’s common shares over the 2-day period before and after June 10, 2002, the date the terms of the acquisition were agreed to and announced.

In connection with the acquisition of Island, the Company paid a $1.00 per common share cash dividend to its stockholders of record as of September 19, 2002, which represented a distribution of $248,739, of which $206,900 was distributed to the Company’s Parent. The Company paid this dividend on October 3, 2002.

The following unaudited supplemental pro forma information has been prepared to give effect to the acquisition of Island as of the beginning of the year in which the acquisition occurred. Pro forma consolidated results for the Company’s acquisition of Harborview would not have been materially different from the reported amounts.

Year Ended December 31, 2002
Pro forma revenue	$1,185,174
Pro forma loss	(743,913)

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

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company incurred a charge of $62,405. As of December 31, 2004, the Company carried a liability of $13,015 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	December 31, 2004
Workforce reductions	$1,008	$(272)	$736
Office closures/consolidations	19,481	(7,202)	12,279

Total	$20,489	$(7,474)	$13,015

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET, formerly the Island ECN, Inc., and the Company’s ongoing efforts to streamline its operations. As of December 31, 2004, the Company carried a liability of $14,591 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2003	Payments	December 31, 2004
Workforce reductions	$7,378	$(5,971)	$1,407
Office closures/consolidations	41,024	(27,840)	13,184

Total	$48,402	$(33,811)	$14,591

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

Note 5. Securities Owned, at Market Value

Securities owned are recorded on a trade date basis and are carried at their market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	December 31,
	2004	2003
Municipal bonds	$10,941	$150,866
Foreign sovereign obligations	25,216	50,018
Corporate bonds	—	28,228
Shares of stock exchanges	—	32,440

Total	$36,157	$261,552

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 6. Investments

The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses, as well as fluctuations in exchange rates for investments made in non-U.S. dollars. The Company’s Consolidated Statements of Financial Condition include the following investments:

•	Archipelago Holdings, LLC (Archipelago) — In 1999, the Company made an investment of $24,844 in Archipelago and in March 2002, Archipelago merged with REDIBook ECN, LLC. In August 2004, Archipelago completed its initial public offering and the Company’s shares in Archipelago were converted to shares in Archipelago Holdings, Inc. In that offering, the Company sold 617 shares for net proceeds of $7,676 and recorded a loss on the sale of approximately $440. As of December 31, 2004, the Company owned 1,137 shares of Archipelago Holdings, Inc., representing a 2.4% interest, which is carried at market value. The Company recorded a gain of $11,954 during the year ended December 31, 2004 based on the publicly quoted price of Archipelago Holdings, Inc. as of December 31, 2004.

•	The NASDAQ Stock Market, Inc. (NASDAQ) — In 2000, the Company made an investment of $15,475 in NASDAQ, and acquired additional investments totaling $2,817 with the acquisitions of ProTrader Securities LP and Island. As of December 31, 2004, the Company’s investment in NASDAQ represented a 1.7% interest.

•	Starmine Corporation (Starmine) — In February 2002, the Company made an investment of $2,000 in Starmine. Starmine provides independent ratings of Wall Street equity analysts. As of December 31, 2004, the Company’s investment represented an 11.5% interest in Starmine.

The carrying value of the Company’s investments consists of the following:

	December 31,
	2004	2003
Archipelago Holdings, Inc.	$23,838	$20,000
The NASDAQ Stock Market, Inc.	7,499	7,499
Starmine Corporation	2,000	2,000

Total	$33,337	$29,499

Note 7. Fixed Assets and Leasehold Improvements, Net

Fixed assets and leasehold improvements, net consist of the following:

	December 31,
	2004	2003
Leasehold improvements	$116,496	$150,041
Office equipment	57,592	120,100
Computer equipment	92,343	174,406
Software costs	2,532	26,996

	268,963	471,543
Accumulated depreciation	(189,088)	(352,492)

Total	$79,875	$119,051

The Company wrote-off net book value of $8,413 and $8,430 of fixed assets during the years ended December 31, 2004 and 2003, respectively.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 8. Intangible Assets, Net

Intangible Assets

Information regarding the Company’s identifiable intangible assets is as follows:

	Estimated Life (Years)	December 31, 2004			December 31, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(46,294)	$56,622	$102,916	$(32,260)	$70,656
Customer relationships	4.0	15,500	$(6,975)	8,525	15,500	(3,875)	11,625

Total		$118,416	$(53,269)	$65,147	$118,416	$(36,135)	$82,281

Intangible assets arose in connection with the Company’s acquisitions of ProTrader in October 2001 and Island in September 2002 (see Note 3). The intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

During the fourth quarter of 2003, the Company wrote off a net book value of $21,668 for the impairment of intangible assets. The write off consisted of $20,148 in technology and $1,520 in trade name assets. The impairment charge was based on the application of annual impairment tests prescribed by current accounting standards.

Amortization expense was $17,134, $24,044 and $14,232 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for each of the next 5 years is as follows:

Year ending December 31, 2005	$17,134
Year ending December 31, 2006	$17,134
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,996

Goodwill

During the third quarter of 2002, annual impairment tests showed the Company’s book value exceeded its fair market value. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, based on the results of a valuation analysis prepared by an independent specialist, the Company determined that existing goodwill had been completely impaired and as a result recorded a pre-tax goodwill impairment loss of $551,991, the remaining carrying value of our goodwill.

The following table sets forth the changes in the carrying amount of goodwill:

Year Ended December 31, 2002
Balance, beginning of period	$145,066
Goodwill acquired during the period	425,971
Goodwill impairment	(571,037)

Balance, end of period	$—

During the first quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill related to its ProTrader and Montag Pöpper & Partner GmbH (Montag) acquisitions. For ProTrader, such indicators were an overall decrease in customer transaction volumes, which primarily led to operating losses. As a result, the Company closed several trading offices and restructured its operations. Based on the results of a discounted cash flow analysis, the Company calculated a level of goodwill impairment of $15,750, which was represented by the shortfall of the discounted cash flows versus the carrying amount of goodwill.

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

Note 9. Short-Term Borrowings

Short-term borrowings represent amounts borrowed on uncommitted bank lines of credit, which provide for borrowings for operational and general corporate purposes which generally bear interest rates that approximate the Federal Funds rate in the U.S. and euro or pound sterling LIBOR rates in Europe. The following is a summary of short-term borrowing information:

	Year Ended December 31,
	2004	2003	2002
Average amount outstanding during each period:
U.S. dollar denominated	$400	$1,065	$2,259
Non-U.S. dollar denominated	3,340	9,615	37,700

Total	$3,740	$10,680	$39,959

Maximum amount outstanding during each period:
U.S. dollar denominated	$57,000	$47,512	$40,002
Non-U.S. dollar denominated	12,298	55,297	134,362

Total	$69,298	$102,809	$174,364

Weighted average interest rates for U.S. dollar and non-U.S. dollar denominated obligations are as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. Dollar Denominated:
Weighted average interest rate during each period	2.25%	2.03%	2.66%
Weighted average interest rate at each period end	2.63%	2.03%	2.50%
Non-U.S. Dollar Denominated:
Weighted average interest rate during each period	0.97%	2.93%	3.64%
Weighted average interest rate at each period end	1.04%	3.42%	4.29%

Note 10. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2003
Accounts payable and accrued expenses	$169,927	$216,343
Accrued restructuring	28,312	73,342
Accrued compensation	65,330	49,231
Payable to Reuters	505	5,981

Total	$264,074	$344,897

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in stockholders’ equity except those resulting from investments by, or distributions to stockholders. Comprehensive income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$53,652	$(73,808)	$(735,230)
Changes in other comprehensive income (loss) Foreign currency translation adjustment	14,132	18,104	23,961

Total comprehensive income (loss), net of tax	$67,784	$(55,704)	$(711,269)

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 12. Employee Benefit Plans

Employee Benefits Plan

Employees of the Company are eligible to participate in the Instinet Group 401(k) plan (Instinet Group Plan), which was formed on January 1, 2003. Since 2003, the Company has matched a discretionary amount of employees, pre-tax contributions up to federal limits. To be eligible for a matching contribution, employees need to have been an active employee on December 31 with at least three months of service.

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

The Company and Reuters also provide certain employees of the Company with post retirement benefits such as healthcare and life insurance. Eligible employees are those who retire from the Company at normal retirement age. In 2004, the Company modified its post retirement benefits and a majority of accrued costs related to the post retirement plans will be reversed over the next 4 years in accordance with U.S. generally accepted accounting principles. In 2002, Reuters modified its post retirement benefits and a majority of accrued costs related to the post retirement plans will be reversed over the next 17 years in accordance with U.S. generally accepted accounting principles.

Certain employees of the Company also participated in a long-term performance-based incentive compensation plan (Long Term Plan). Under the Long Term Plan, a portion of the operating earnings of the Company exceeding certain predetermined targets aggregated over a four-year period were distributed to participants. The Company terminated this Long Term Plan at the end of 2002.

The Company’s expenses related to the employee benefit plans referred to above are as follows:

	Year Ended December 31,
	2004	2003	2002
Pension plans	3,096	3,311	9,513
Post retirement benefits	—	—	733
Long term plan	—	—	47

Restricted Stock Units

In 2002, the Company granted Restricted Stock Units (RSU) to certain members of senior management in lieu of cash for a portion of each member’s calendar year 2001 bonus. The Company also granted RSU to the newly appointed Chief Executive Officer for a portion of the executive’s 2002 bonus. In 2003, the Company granted RSU to a board member as director fees. The RSU are convertible into an equal number of shares of the Company’s common stock and generally vest either 1 or 2 years from the date of grant. As of December 31, 2003, the Company had 41 RSU and are classified as Treasury Stock on the Consolidated Statements of Financial Condition.

During the year ended December 31, 2004, the Company issued 2,300 RSUs to employees under a performance share plan, the Instinet 2004 Performance Share Plan. All of the RSUs require future service and is based on certain performance criteria of the Company as a condition to the delivery of the underlying shares of common stock. These RSUs cliff vest over a 3 year period ending December 31, 2006 and the Company recorded an expense of $3,399 for the year ended December 31, 2004 related to these RSUs. As of December 31, 2004, 2,220 RSUs remain outstanding and are classified as Unearned Compensation and Restricted Stock Units on the Consolidated Statements of Financial Condition.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Stock Options

Instinet Plan

Substantially all employees and certain directors of the Company and certain employees of Radianz who were previously employees of the Company (see Note 17) participate in the Company’s stock option plan (Instinet Option Plan), which was adopted in February 2000. Under the Instinet Option Plan, options on the Company’s common shares are issued for terms of 7 years and generally vest over 4 years. Primarily all options granted in 2002 were 100% vested after 1 year. In 2003 and 2004, primarily all options granted vested 50% after 1 year and on a pro rata basis over the next 36 months. The options are exercisable at the estimated fair market value of the shares on the date the options were issued. The terms for options granted to employees and non-employees are the same. The Company has authorized the issuance of a maximum of 44,118 options under the Instinet Option Plan. Options expire on dates ranging from March 2003 to December 2011.

Under the terms of the merger agreement with Island (see Note 3), the Company converted and issued 2,942 options to holders of Island options as substitutions for Island options outstanding at September 20, 2002. These converted options are subject to the provisions of the Island Stock Option plan, which vest over 3 or 4 years, have terms of 5 to 10 years and carry exercise prices ranging from $0.91 to $9.23. As of December 31, 2004 and 2003, there were 416 and 953 Island options outstanding.

In October 2002, the Company approved an adjustment to the exercise prices of all outstanding options issued prior to September 19, 2002 to adjust for the dividend to the Company’s stockholders, in accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25. The exercise prices of these options were decreased by $0.98 per option. The $0.98 adjustment reflects the change in the price of Company’s common stock between the close of business on Friday, September 20, 2002, the last date on which the common stock price included the dividend, and the open of business on Monday, September 23, 2002, the first date on which the common stock began trading without the right to the dividend.

The activity related to the Instinet Option Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	21,104	16.03	6.1

Granted	11,585	5.07
Forfeited	(7,260)	13.88
Exercised	(1,523)	0.91

Outstanding, December 31, 2002	23,906	11.48	5.6

Granted	10,409	3.26
Forfeited	(6,171)	12.01
Exercised	(112)	2.15

Outstanding, December 31, 2003	28,032	8.34	5.3

Granted	5,542	6.08
Forfeited	(5,812)	10.60
Exercised	(1,887)	3.76

Outstanding, December 31, 2004	25,857	7.55	4.6

Exercisable, December 31, 2002	8,304	15.40
Exercisable, December 31, 2003	12,512	10.18
Exercisable, December 31, 2004	15,993	8.84

The options outstanding as of December 31, 2004 are as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.91 - $ 1.22	88	1.11	6.3
$ 1.23 - $ 3.48	8,819	3.27	5.1
$ 3.49 - $ 6.53	9,677	6.02	5.2
$ 6.54 - $ 9.97	446	8.72	6.0
$ 9.98 - $14.80	4,113	13.59	2.7
$14.81 - $18.70	2,714	17.80	3.0

Outstanding, December 31, 2004	25,857	7.55	4.6

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

The weighted average fair value of options granted during the year ended December 31, 2004, 2003 and 2002 was $3.44, $2.66 and $4.42 per option, respectively. The fair value of each option is estimated, as of its respective grant date, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.66%	3.75%	4.38%
Expected volatility	50.70%	56.11%	87.39%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	7 years

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

Reuters ADS option activity under the SAYE Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	20	70.48	1.7

Forfeited	(16)	63.76

Outstanding, December 31, 2002	4	82.06	1.8

Forfeited	(4)	82.06

Outstanding, December 31, 2003	—	—	—

Reuters ordinary shares options activity under SAYE Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	247	13.95		1.3

Forfeited	(120)	15.01

Outstanding, December 31, 2002	127	12.94		0.7

Forfeited	(112)	12.79

Outstanding, December 31, 2003	15	14.10		0.4

Forfeited	(11)	[12.79	]

Outstanding, December 31, 2004	4	[14.10	]	0.1

Plan 2000 — Reuters introduced the Plan 2000 option plan in 1998, under which employees may be entitled to a single option award to acquire 2000 shares of Reuters ordinary shares. Options are issued for terms of 4 years, vest after a 3-year period and are exercisable at the market price of the ordinary share on the date of grant.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Reuters ordinary shares options activity under Plan 2000 is as follows:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
Outstanding, December 31, 2001	1,692	10.71		3.9

Forfeited	(1,136)	10.91
Exercised	(8)	9.79

Outstanding, December 31, 2002	548	10.32		2.9

Forfeited	(14)	12.48

Outstanding, December 31, 2003	534	10.27		1.9

Forfeited	(18)	[12.48	]

Outstanding, December 31, 2003	516	[10.27	]	0.9

There were no exercisable options in the Reuters Plans as of December 31, 2004, 2003 and 2002.

Note 13. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$4,240	$(7,813)	$(30,911)
State	9,602	6,561	6,456
Foreign	12,646	1,122	5,292

Total current	26,488	(130)	(19,163)

Deferred:
Federal	10,806	(16,654)	(28,323)
State	3,520	(5,143)	(6,629)
State operating loss carryforward	—	(685)	(11,982)
Foreign	(11,479)	158	1,583

Total deferred	2,847	(22,324)	(45,351)

Total provision (benefit) for income taxes	$29,335	$(22,454)	$(64,514)

The temporary differences, which have created deferred tax assets and liabilities, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$39,570	$8,729
Net operating losses	38,931	42,395
Accruals and allowances	42,169	58,130
Goodwill	8,087	22,381
Unrealized losses on securities owned	18,137	23,469

Total deferred tax assets	146,894	155,104

Deferred tax liabilities:
Unrealized gains on securities owned	—	(11,061)

Total deferred tax liabilities	—	(11,061)

Valuation allowance	(75,371)	(70,385)

Deferred tax asset, net	$71,523	$73,658

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

	Year Ended December 31,
	2004	2003	2002
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	13.9	1.5	0.8
Foreign income taxes	(8.8)	(5.5)	(2.4)
Permanent differences	0.1	(0.2)	(22.2)
Valuation allowance	(6.1)	(5.5)	(2.9)
Miscellaneous	1.3	(2.0)	(0.2)

Total	35.4%	23.3%	8.1%

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

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. Our aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of December 31, 2004, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Year ending December 31, 2005	$41,997	$14,006	$27,991
Year ending December 31, 2006	37,782	12,736	25,046
Year ending December 31, 2007	34,949	13,149	21,800
Year ending December 31, 2008	33,829	13,287	20,542
Year ending December 31, 2009	33,414	13,877	19,537
Thereafter	237,224	135,761	101,463

Total	$419,195	$202,816	$216,379

Rental expense amounted to $16,297, 25,965 and $26,818 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other

The Company has letter of credit agreements and guarantees totaling $263,544 and $250,104 as of December 31, 2004 and 2003, respectively, issued by commercial banking institutions on the Company’s behalf to various non-U.S. securities clearing and regulatory agencies, as well as other corporate services and obligations. The Company pays an annual fee up to one percent of the value of the agreement.

As of December 31, 2004 and 2003, the Company had access to $200,000 of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines were collateralized by a combination of customer securities and our marketable securities. As of December 31, 2004 and 2003, there were no borrowings outstanding under these credit lines. The Company paid no annual fees to maintain these facilities. In addition, as of December 31, 2004 and 2003, the Company had access to $100,300 and $95,600, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of the Company’s European and Asian subsidiaries.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, requires the disclosure of representations and warranties which we enter into which may provide general indemnifications to others. In the normal course of business, the Company may enter into other legal contracts that contain a variety of representations and warranties that provide general indemnification to the contract counterparty. The Company’s maximum exposure under these arrangements is unknown, as this would involve potential futures claims against the Company that have not yet occurred. However, based on the Company’s experience, the Company does not expect these indemnifications will have a material adverse effect on our statements of operations, financial condition and cash flows.

Note 15. Collateral Arrangements

As of December 31, 2004 and December 31, 2003, the fair value of collateral held by the Company that could be sold or repledged totaled $170,973 and $283,532, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $166,318 and $275,828 had been sold or repledged as of December 31, 2004 and December 31, 2003, respectively, generally to cover short sales or effect deliveries of securities.

Note 16. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. The subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to:

•	$250 for general broker-dealers

•	$1,000 for market makers

•	the greater of $1,500 or 2% of aggregate debit items arising from customer transactions for clearing firms

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	December 31, 2004			December 31, 2003
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet Clearing Services, Inc.	$7,542	$1,500	$6,042	$109,124	$5,372	$103,752
Instinet, LLC (formerly Instinet Corporation)	24,140	250	23,890	133,627	250	133,377
Inet ATS, Inc. (formerly The Island ECN, Inc.)	29,932	1,000	28,932	28,112	1,000	27,112
Lynch, Jones & Ryan, Inc.	6,909	250	6,659	8,602	250	8,352
Island Execution Services, LLC	1,449	1,000	449	2,360	1,000	1,360
Harborview, LLC	1,123	250	873	785	250	535

Total	$71,095	$4,250	$66,845	$282,610	$8,122	$274,488

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2004 and 2003, these subsidiaries had met their local capital adequacy requirements.

Note 17. Related Party Transactions

The Company transacts business and has extensive relationships with Reuters and its related parties. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. All receivables and payables with affiliates and the Parent are generally settled on a quarterly basis. Descriptions of these transactions and relationships are set forth below:

In 2001, the Company leased office space for its corporate headquarters in New York City from 3 Times Square Associates, LLC, a joint venture between Reuters and an independent third party. The lease expires in 2021 with the Company having a one-time right to cancel in 2011.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

In June 2000, the Company sold at book value all of its equipment related to its telecommunications network and transferred certain employees to Radianz, a joint venture between Reuters and Equant Finance B.V. (Equant), which was created to provide Internet protocol networks to the financial services industry. Equant is a provider of voice, data and Internet services. Since June 2000, Radianz has provided services related to the Company’s core communications network that prior to the sale would have been provided by the Company. The Company, by the nature of a master agreement between Reuters and Radianz, is subject to fee arrangements negotiated by Reuters.

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

Effective September 2001, the Company sold at book value its Research and Analytical Product (R&A) to Reuters in order to allow Instinet R&A users to leverage Reuters investment in Bridge Trading by allowing them to participate in a much broader service, while still benefiting from the information currently available through R&A. Under the agreement, the Company sold to Reuters all the assets, rights, claims, contracts, licenses, trade secrets and confidential and proprietary business information, and substantially all of the R&A employees used by the Company in the R&A product platform. In turn, Reuters agreed to assume certain liabilities and obligations of the R&A business. The net book value of the assets sold, which consisted of computer hardware, machinery and equipment, was $7,868. The Company entered into a mutual services agreement with Reuters under which the Company continued to assist Reuters in supporting the R&A business for up to 18 months. In addition, the Company and Reuters agreed to allow customers of the Company who had been using the R&A product to continue to receive service and support from Reuters.

The Company’s expenses related to the transactions referred to above are as follows:

	For the Year Ended December 31,
	2004	2003	2002
Office space	17,100	16,594	14,569
Radianz	10,502	25,477	30,042
Reuters’ news and information data	8,796	13,300	11,814
General corporate services	918	7,486	28,864
Research and Analytical	—	2,145	5,582
Bridge Trading	—	273	415

Total	37,316	65,275	91,286

Note 18. Segment Information

In reporting to management and upon completion of our business restructuring during the three months ended March 31, 2004, the Company’s operating results were categorized into two business segments, Instinet and INET. Eliminations represent intercompany revenue and expenses. Prior year information has been restated to reflect our reportable segments as follows:

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Segment Operating Results

	Year Ended December 31, 2004
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$738,110	$455,068	$(20,373)	$1,172,805
Interest income, net	12,001	1,572	376	13,949

Total revenue, net	750,111	456,640	(19,997)	1,186,754
Total expenses	733,196	422,645	(52,450)	1,103,391

Pre-tax earnings	$16,915	$33,995	$32,453	$83,363

Year-end total assets	$949,028	$142,295	$659,391	$1,750,714

	Year Ended December 31, 2003
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$745,004	$411,289	$(15,983)	$1,140,310
Interest income, net	15,227	864	—	16,091

Total revenue, net	760,231	412,153	(15,983)	1,156,401
Total expenses	790,628	398,098	63,937	1,252,663

Pre-tax earnings (loss)	$(30,397)	$14,055	$(79,920)	$(96,262)

Year-end total assets	$1,641,972	$169,976	$254,691	$2,066,639

	Year Ended December 31, 2002
	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$820,681	$305,551	$(21,353)	$1,104,879
Interest income, net	19,779	522	—	20,301

Total revenue, net	840,460	306,073	(21,353)	1,125,180
Total expenses	881,006	280,557	710,547	1,872,110

Pre-tax earnings (loss)	$(40,546)	$25,516	$(731,900)	$(746,930)

Year-end total assets	$2,103,009	$97,154	$82,732	$2,282,895

Geographical Information

The accompanying table summarizes select data about the Company’s domestic and international operations. Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

	Year Ended December 31, 2004
	Domestic	International	Total
Total revenue, net	$1,010,156	$176,598	$1,186,754

Pre-tax earnings (loss)	$98,917	$(15,554)	$83,363

Year-end total assets	$1,271,544	$479,170	$1,750,714

	Year Ended December 31, 2003
	Domestic	International	Total
Total revenue, net	$994,311	$162,090	$1,156,401

Pre-tax earnings (loss)	$(66,717)	$(29,545)	$(96,262)

Year-end total assets	$1,661,197	$405,442	$2,066,639

	Year Ended December 31, 2002
	Domestic	International	Total
Total revenue, net	$946,081	$179,099	$1,125,180

Pre-tax earnings (loss)	$(732,137)	$(14,793)	$(746,930)

Year-end total assets	$1,905,418	$377,477	$2,282,895

Note 19. Contractual Settlement

During the year ended December 31, 2004, the Company received $7,250 associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of execution obligations.

Note 20. Discontinued Operations

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

Year Ended December 31, 2002
Loss from discontinued operations:
Loss from operation of fixed income business	$(33,768)
Income tax benefit	11,022

Net loss from discontinued operations	$(22,746)

Loss per share — basic and diluted
Loss from operation of fixed income business	$(0.12)
Income tax benefit	0.04

Net loss from discontinued operations	$(0.08)

The Company recorded a restructuring charge of $22,514 related to the closure of its fixed income platform for the year ended December 31, 2002 and completed paying this liability in 2004.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 21. Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the Consolidated Statements of Financial Condition. Management estimates that the aggregate fair value of all financial instruments recognized on the Consolidated Statements of Financial Condition approximates their carrying value. As such, financial instruments have been adjusted to reflect their estimated fair value or are short term in nature and bear interest at current market rates.

Note 22. Subsequent Events

In February, 2005, the Company and Nextrade entered into a settlement agreement which resolved the claims in the lawsuit, and which provided for mutual releases and dismissal of the lawsuit with prejudice, the latter subject to the Court’s approval.

In February, 2005, the Company entered into a stock purchase agreement with Reuters to acquire Bridge Trading, under which we agreed to pay Reuters $21,500 in the Company’s common stock, subject to adjustment for working capital and net capital. The transaction is anticipated to be completed by end of April 2005, subject to approval from the NASD and other customary closing conditions.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 23. Quarterly Results (Unaudited)

	Three Months Ended
	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003	Jun 30, 2003	Mar 31, 2003
Revenue
Transaction fees	$286,158	$267,541	$289,417	$329,689	$300,560	$286,671	$290,293	$262,786
Interest income	4,930	3,934	4,250	4,420	5,899	4,931	6,651	6,347
Interest expense	(961)	(756)	(806)	(1,062)	(2,283)	(1,237)	(2,106)	(2,111)

Interest income, net	3,969	3,178	3,444	3,358	3,616	3,694	4,545	4,236

Total revenues, net	290,127	270,719	292,861	333,047	304,176	290,365	294,838	267,022

Cost of Revenues
Soft dollar and commission recapture	51,311	50,044	53,103	60,100	58,817	54,894	49,604	49,058
Broker-dealer rebates	67,150	59,859	62,388	68,147	54,507	53,552	58,630	50,420
Brokerage, clearing and exchange fees	51,483	51,085	55,138	64,177	58,127	54,014	47,830	41,587

Total cost of revenues	169,944	160,988	170,629	192,424	171,451	162,460	156,064	141,065

Gross margin	120,183	109,731	122,232	140,623	132,725	127,905	138,774	125,957

Direct Expenses
Compensation and benefits	58,540	46,460	55,844	59,533	51,079	51,450	60,749	63,984
Communications and equipment	14,722	18,894	16,950	21,642	20,890	24,917	31,617	30,720
Depreciation and amortization	12,705	12,912	15,855	15,037	18,500	22,408	23,534	24,074
Occupancy	8,672	9,170	9,260	9,307	12,122	12,567	13,175	16,458
Professional fees	8,856	7,406	8,172	5,017	8,611	5,739	7,228	6,338
Marketing and business development	2,586	3,522	5,302	3,322	7,483	2,958	3,480	2,781
Other	1,382	5,085	2,830	2,876	2,300	4,491	6,301	5,749

Total direct expenses	107,463	103,449	114,213	116,734	120,985	124,530	146,084	150,104

Restructuring	—	—	—	—	59,497	—	—	—
Goodwill and intangible asset impairment	—	—	—	—	21,668	—	—	—
Contractual settlement	—	—	(7,250)	—	—	—	—	—
Investments	(11,006)	(4,031)	—	(4,674)	(10,268)	667	(2,841)	21,678
Insurance recovery	—	—	—	(5,116)	(2,492)	(2,989)	—	(5,000)

Total expenses	266,401	260,406	277,592	299,368	360,841	284,668	299,307	307,847

Income (loss) from operations before income taxes	23,726	10,313	15,269	33,679	(56,665)	5,697	(4,469)	(40,825)
Income tax provision (benefit)	4,987	2,656	6,827	14,865	(18,331)	1,652	732	(6,507)

Net income (loss)	$18,739	$7,657	$8,442	$18,814	$(38,334)	$4,045	$(5,201)	$(34,318)

Earnings (loss) per share

Basic EPS	$0.06	$0.02	$0.03	$0.06	$(0.12)	$0.01	$(0.02)	$(0.10)

Diluted EPS	$0.06	$0.02	$0.03	$0.06	$(0.12)	$0.01	$(0.02)	$(0.10)

NOTE:	During the fourth quarter of 2004, the Company changed the classification of certain transaction-related regulatory fee expenses from offsetting transaction fees to being recorded as an expense within brokerage, clearing and exchange fees. This change has been reflected in all periods shown in the table.