Form 10-Q
period 2005-03-31
INSTINET GROUP INC
filed 2005-05-10
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 6, 2005 there were 339,863,487 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2005

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue
Transaction fees	$310,863	$355,428
Interest income	6,249	4,577
Interest expense	(842)	(1,077)

Interest income, net	5,407	3,500

Total revenues, net	316,270	358,928

Cost of Revenues
Soft dollar and commission recapture	63,872	75,098
Broker-dealer rebates	73,020	68,147
Brokerage, clearing and exchange fees	58,550	66,686

Total cost of revenues	195,442	209,931

Gross margin	120,828	148,997

Direct Expenses
Compensation and benefits	53,406	61,872
Communications and equipment	13,541	22,092
Depreciation and amortization	10,149	15,508
Occupancy	10,218	9,493
Professional fees	7,255	5,085
Marketing and business development	1,630	3,342
Other	5,907	2,963

Total direct expenses	102,106	120,355

Investments	(2,915)	(4,674)
Insurance recovery	—	(5,116)

Total expenses	294,633	320,496

Income from operations before income taxes	21,637	38,432
Income tax provision	7,735	16,627

Net income	$13,902	$21,805

EARNINGS PER SHARE
Basic EPS	$0.04	$0.07

Diluted EPS	$0.04	$0.06

Weighted average shares outstanding - basic	338,277	334,993
Weighted average shares outstanding - diluted	340,558	338,140

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$830,734	$924,537
Cash and securities segregated under federal regulations	27,551	23,050
Securities owned, at market value	25,001	36,157
Securities borrowed	165,180	190,325
Receivable from broker-dealers	280,824	172,602
Receivable from customers	16,419	31,643
Commissions and other receivable, net	98,194	94,254
Investments	36,300	33,337
Fixed assets and leasehold improvements, net	76,654	79,946
Deferred tax asset, net	80,531	86,846
Intangible assets and goodwill, net	71,603	76,831
Other assets	77,528	55,649

Total assets	$1,786,519	$1,805,177

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITES
Short-term borrowings	$13,065	$5,283
Securities loaned	114,317	133,189
Payable to broker-dealers	207,673	173,627
Payable to customers	57,388	45,151
Taxes payable	78,621	85,797
Accounts payable, accrued expenses and other liabilities	218,707	223,288

Total liabilities	689,771	666,335

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 338,511 issued and outstanding as of March 31, 2005 and 338,180 issued and outstanding as of December 31, 2004)	3,385	3,381
Additional paid-in capital	1,731,273	1,736,150
Accumulated deficit	(698,440)	(659,596)
Accumulated other comprehensive income	51,609	55,471
Restricted stock units	38,284	13,389
Unearned compensation	(29,363)	(9,953)

Total stockholders’ equity	1,096,748	1,138,842

Total liabilities and stockholders’ equity	$1,786,519	$1,805,177

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$13,902	$21,805
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Unrealized gain on investments	(2,963)	—
Insurance recoveries	—	(5,116)
Depreciation and amortization	10,149	15,508
Deferred tax assets, net	6,795	2,816
Stock based compensation	5,485	207
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	(4,501)	137,900
Securities borrowed, net of securities loaned	6,273	130,114
Net receivable/payable from/to broker-dealers	(74,176)	(26,406)
Net receivable/payable from/to customers	27,461	(184,445)
Receivables and other assets	(25,819)	(24,146)
Payables and other liabilities	(62,308)	(40,448)

Net cash (used in) provided by operating activities	(99,702)	27,789

Cash flows from investing activities
Securities sold and matured, net of securities purchased	11,156	52,060
Proceeds from insurance recovery	—	5,116
Purchase of fixed assets and leasehold improvements	(2,109)	(4,198)

Net cash provided by investing activities	9,047	52,978

Cash flows from financing activities
Short-term borrowings, net	7,782	9,279
Dividends paid to parent	(8,136)	—
Issuance of common stock	1,068	4,173

Net cash provided by financing activities	714	13,452

Effect of exchange rate differences	(3,862)	3,573

Increase (decrease) in cash and cash equivalents	(93,803)	97,792
Cash and cash equivalents, beginning of period	924,537	549,403

Cash and cash equivalents, end of period	$830,734	$647,195

Noncash activities:

In connection with the Bridge Trading Company acquisition (see Note 3), the Company recorded a noncash dividend of $50,551 to Reuters during the three months ended March 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 1. Organization and Description of Business

Instinet Group Incorporated (the “Company” or “Instinet Group”) is a Delaware holding company which, through its operating subsidiaries, provides agency and other brokerage services to broker-dealers, institutional customers, hedge funds and professional traders. The Company is approximately 62% owned by subsidiaries of Reuters Group PLC (“Reuters” or “Parent”).

The Company has two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Lynch, Jones & Ryan, our commission recapture subsidiary and Bridge Trading Company.

•	INET, the electronic marketplace, our alternative trading system and ECN that combines the U.S. broker-dealer order flow of the Instinet ECN and The Island ECN and services our U.S. broker-dealer customers.

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

Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The computations of basic and diluted EPS are set forth below:

	Three Months Ended March 31,
	2005	2004
Numerator for basic and diluted EPS available to common shareholders	$13,902	$21,805

Denominator for basic EPS - weighted average number of common shares	338,277	334,993
Effect of dilutive stock options and dilutive potential common shares	2,281	3,147

Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	340,558	338,140

Basic EPS	$0.04	$0.07
Diluted EPS	$0.04	$0.06

Investments

Investments with a ready market are stated at fair value as determined by available market prices. Investments with no ready market are stated at estimated fair value as determined in good faith by management. Generally, management will initially value investments at cost and require that changes in value be established by meaningful third-party transactions or a significant impairment in the financial condition or operating performance of the issuer, unless meaningful developments occur that otherwise warrant a change in the valuation of an investment. Factors considered in valuing individual investments include, without limitation, available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position, operating results and other pertinent information.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Securities Borrowed and Loaned

Securities borrowed and loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed require the Company to deposit cash with the lender. For securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral refunded, as necessary.

Receivable From and Payable to Broker-Dealers

Receivable from broker-dealers is primarily comprised of fails to deliver with broker-dealers. Fails to deliver arise when the Company does not deliver securities on the settlement date. The Company records the selling price as a receivable due from the purchasing broker-dealer. The receivable is collected upon delivery of the securities. Payable to broker-dealers is primarily comprised of fails to receive. Fails to receive arise when the Company does not receive securities on settlement date. The Company records the amount of the purchase price as a payable due to the selling broker-dealer. The liability is paid upon receipt of the securities.

Receivable From and Payable to Customers

Receivable from customers is comprised of institutional debit balances and payable to customers represents free credit balances in customer accounts.

Commissions and Other Receivables, Net

Commissions and other receivables are reported net of an allowance for doubtful accounts of $17,471 and $18,830 as of March 31, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

As of March 31, 2005 and December 31, 2004, included in commissions and other receivables is $18,268 and $15,348, respectively, from Archipelago Holdings, LLC, and REDIBook ECN, LLC of which $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

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

Foreign Currency Translation

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as comprehensive income. The accumulated gains and losses are reported as a component of Stockholder’s Equity on the Consolidated Statements of Financial Condition.

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

Restatements and Reclassifications

During the fourth quarter of 2004, the Company began classifying transaction related regulatory fees as an expense in brokerage, clearing and exchange fees. These fees had previously been recorded as a reduction of transaction fees and shown on a net basis. For the three months ended March 31, 2005 and 2004, these regulatory fees totaled $16,971 and $19,773, respectively, and have been reclassified in the Company’s consolidated financial statements.

All historical information has been restated to include Bridge Trading Company (Bridge) (see Note 3) as if Bridge had been a wholly-owned subsidiary of the Company since it was acquired by Reuters in September 2001. Bridge is included in the results of the Instinet business segment.

Certain other reclassifications of prior year amounts have been made for consistent presentation.

Note 3. Acquisitions

On March 31, 2005, the Company acquired Bridge, an agency execution broker, from Reuters for 3,752 shares of the Company’s common stock, valued at approximately $21,500. The Company’s

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

unaudited quarterly financial statements and the accompanying notes reflect the results of operations as if Bridge had been a wholly-owned subsidiary of the Company since it was acquired by Reuters in September 2001. This acquisition was accounted for as a transfer of entities under common control.

During the three months ended March 31, 2005, the Company recorded a one-time charge of $1,186 for advisory-related costs.

Note 4. Cost Reductions and Special Charges

The Company has initiated several cost reduction programs, which have resulted in restructuring charges.

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company recorded a charge of $62,405. As of March 31, 2005, the Company carried a liability of $12,449 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	March 31, 2005
Workforce reductions	$736	$—	$736
Office closures/consolidations	12,279	(566)	11,713

Total	$13,015	$(566)	$12,449

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET and the Company’s ongoing efforts to streamline its operations. As of March 31, 2005, the Company carried a liability of $11,347 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	March 31, 2005
Workforce reductions	$1,407	$(1,130)	$277
Office closures/consolidations	13,184	(2,114)	11,070

Total	$14,591	$(3,244)	$11,347

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 5. Securities Owned, at Market Value

Securities owned are recorded on a trade date basis and are carried at their current market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned, with the exception of shares in stock exchanges, have maturities of less than 3 years and consist of the following:

	March 31, 2005	December 31, 2004
Municipal bonds	$—	$10,941
Foreign sovereign obligations	25,001	25,216

Total	$25,001	$36,157

Note 6. Investments

The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses. The carrying value of the Company’s investments consists of the following:

	March 31, 2005	December 31, 2004
Archipelago Holdings, Inc.	$20,120	$23,838
The NASDAQ Stock Market, Inc.	14,180	7,499
Starmine Corporation	2,000	2,000

Total	$36,300	$33,337

Investments in Archipelago Holdings, Inc. and The NASDAQ Stock Market, Inc. have been recorded at available quoted market values as of March 31, 2005.

Note 7. Intangible Assets and Goodwill, Net

Information regarding the Company’s intangible assets and goodwill is as follows:

	Estimated Life (Years)	March 31, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(49,802)	$53,113	$102,916	$(46,294)	$56,622
Customer relationships	5.0	24,778	(14,245)	10,533	24,778	(13,006)	11,772
Goodwill	—	14,677	(6,720)	$7,957	14,677	$(6,240)	$8,437

Total		$142,371	$(70,767)	$71,603	$142,371	$(65,540)	$76,831

Intangible assets and goodwill arose in connection with the Company’s acquisitions of ProTrader in October 2001, Island in September 2002 and Bridge in March 2005 (see Note 3).

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Intangible Assets

The intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Amortization expense was $4,748 for the three months ended March 31, 2005 and December 31, 2004. Estimated amortization expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$14,242
Year ending December 31, 2006	$18,525
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,996

Goodwill

In connection with the acquisition of Bridge (see Note 3), goodwill previously held at Reuters was transferred to the Company. Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, requires the excess of tax-deductible goodwill over the reported amount of goodwill be applied to reduce to zero the goodwill related to an acquisition.

For the three months ended March 31, 2005 and 2004, $480 was recorded against goodwill and is shown as an additional income tax expense. Estimated income tax expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$1,440
Year ending December 31, 2006	$1,920
Year ending December 31, 2007	$1,920
Year ending December 31, 2008	$1,920
Year ending December 31, 2009	$757

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by or distributions to stockholders. Comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$13,902	$21,805
Changes in comprehensive income
Foreign currency translation adjustment	(3,862)	3,573

Total comprehensive income	$10,040	$25,378

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 9. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning January, 1, 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, adoption is expected to have a material impact on its results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals or is less than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using an option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares’ plan period.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company’s pro forma information for the three months ended March 31, 2005, and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$13,902	$21,805
Add: Stock based employee compensation expense included in net income, net of related tax benefit	3,291	132

Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(6,457)	(4,752)

Pro forma net income	$10,736	$17,185

Weighted Average Shares Outstanding
Basic	338,277	334,993

Diluted	340,558	338,140

Net income per share - as reported
Basic	$0.04	$0.07
Diluted	$0.04	$0.06
Net income per share - pro forma
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Restricted Stock Units

During the three months ended March 31, 2005 and 2004, the Company issued restricted stock units (RSU) to employees under a performance share plan. All of the RSUs require future service, cliff vest over a one or three year period and are based on certain performance criteria of the Company as a condition to the delivery of the underlying shares of common stock. As of March 31, 2005 and December 31, 2004, RSUs remain outstanding and are classified as Unearned Compensation and Restricted Stock Units on the Consolidated Statements of Financial Condition.

RSUs Outstanding
Outstanding, December 31, 2003	—
Issued 3 Year RSUs	2,300
Forfeited	(80)

Outstanding, December 31, 2004	2,220

Issued 1 Year RSUs	2,245
Issued 3 Year RSUs	2,113
Forfeited	(10)

Outstanding, March 31, 2005	6,568

Stock Options

During the three months ended March 31, 2005 and 2004, the Company issued approximately 6,842 and 5,111 stock options, respectively, that vest 50% after one year and on a pro rata basis over the next 24 to 36 months.

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

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. The Company’s aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of March 31, 2005, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Remainder of the year ending December 31, 2005	$31,497	$10,504	$20,993
Year ending December 31, 2006	37,782	12,736	25,046
Year ending December 31, 2007	34,949	13,149	21,800
Year ending December 31, 2008	33,829	13,287	20,542
Year ending December 31, 2009	33,414	13,877	19,537
Year ending Decemeber 31, 2010 and Thereafter	237,224	135,761	101,463

Total	$408,695	$199,314	$209,381

Note 11. Collateral Arrangements

As of March 31, 2005 and December 31, 2004, the fair value of collateral held by the Company that could be sold or repledged totaled $130,986 and $170,973, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $129,255 and $166,318 had been sold or repledged as of March 31, 2005 and December 31, 2004, respectively, generally to cover short sales or effect deliveries of securities.

Note 12. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. All subsidiaries, except Bridge, have elected to use the alternative method, which requires that they maintain minimum net capital equal to:

•	$250 for general broker-dealers;

•	$1,000 for market makers; and

•	the greater of $1,500 or 2% of aggregate debit items arising from customer transactions for clearing firms.

Bridge uses the basic method, which requires that it maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness liabilities, as defined, or $250.

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	March 31, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$31,666	$250	$31,416	$24,140	$250	$23,890
Inet ATS, Inc.	24,793	1,000	23,793	29,932	1,000	28,932
Instinet Clearing Services, Inc.	15,516	1,597	13,919	7,542	1,500	6,042
Lynch, Jones & Ryan, Inc.	9,072	250	8,822	6,909	250	6,659
Bridge Trading Company	2,741	571	2,170	11,227	797	10,430
Harborview, LLC	2,109	250	1,859	1,123	250	873
Island Execution Services, LLC	1,457	1,000	457	1,449	1,000	449

Total	$87,354	$4,918	$82,436	$82,322	$5,047	$77,275

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

Note 13. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments, Instinet and INET. Eliminations represent intercompany revenue and expenses.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Segment Operating Results

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$193,824	$124,338	$(7,299)	$310,863	$241,314	$119,799	$(5,685)	$355,428
Interest income, net	2,726	403	2,278	5,407	3,285	215	—	3,500

Total revenue, net	196,550	124,741	(5,021)	316,270	244,599	120,014	(5,685)	358,928
Total expenses	187,561	115,008	(7,936)	294,633	222,102	113,869	(15,475)	320,496

Pre-tax earnings	$8,989	$9,733	$2,915	$21,637	$22,497	$6,145	$9,790	$38,432

Quarter-end total assets	$991,539	$158,982	$635,998	$1,786,519	$1,208,142	$198,167	$678,855	$2,085,164

Note 14. Subsequent Events

On April 22, 2005, the Company announced that it entered into a definitive agreement pursuant to which The NASDAQ Stock Market Inc. (NASDAQ) will acquire all outstanding shares of the Company for an aggregate purchase price of approximately $1,878,000 in cash, or $5.44 per share on a fully diluted basis. Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet, The Institutional Broker, will be acquired from NASDAQ by a group lead by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of the Company. The Company has also entered into a definitive agreement pursuant to which the Company’s subsidiary, Lynch, Jones & Ryan, Inc. (LJR) will be acquired by The Bank of New York in a transaction expected to close by the end of the second quarter of 2005 subject to customary closing conditions, including regulatory and other customary approvals.

In addition to its approval of the NASDAQ and LJR transactions described above, the Company’s Board of Directors has approved the declaration of a dividend to all stockholders in an amount not to exceed the net proceeds of the LJR transaction. The dividend will be declared at the time the LJR transaction closes. Any dividend will result in a reduction in the merger consideration to be received by shareholders in the transaction with NASDAQ.

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

Our total revenues, net of interest expense, were $316.3 million for the three months ended March 31, 2005, a decrease from $358.9 million in the comparable period in 2004. Cost of revenues was $195.4 million in the three months ended March 31, 2005, resulting in a gross margin of $120.8 million. Cost of revenues and gross margin in the comparable period in 2004 were $209.9 million and $149.0 million, respectively. We believe the decreases in revenues and gross margin were primarily due to lower fees charged, lower average daily consideration traded in non-U.S. equities and one less trading day in the first quarter of 2005 comparable to the first quarter of 2004 partially offset by our higher market share in NASDAQ listed equity share volume.

Strategic Developments

On April 22, 2005, we announced that we entered into a definitive agreement pursuant to which The NASDAQ Stock Market Inc. (NASDAQ) will acquire all outstanding shares of Instinet Group for an aggregate purchase price of approximately $1.9 billion in cash, or $5.44 per share. Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet will be acquired from NASDAQ by a group lead by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of Instinet Group. We have also entered into a definitive agreement pursuant to which, our subsidiary, Lynch, Jones & Ryan, Inc. (LJR) will be acquired by The Bank of New York subject to customary closing conditions, including regulatory and other customary approvals.

In addition to its approval of the NASDAQ and LJR transactions described above, Instinet Group’s Board of Directors has approved the declaration of a dividend to all stockholders in an amount not to exceed the net proceeds of the LJR transaction. The dividend will be declared at the time the LJR transaction closes. Any dividend will result in a reduction in the merger consideration to be received by shareholders in the transaction with NASDAQ.

The acquisition of Instinet by NASDAQ, and the subsequent Silver Lake Partners transaction, are subject to customary conditions, including the approval of the NASDAQ merger by Instinet Group’s shareholders, the sale of LJR, as well as regulatory approvals. Reuters, with an approximate 62% stake in Instinet Group, has agreed to vote in favor of the NASDAQ merger. All parties have agreed to promptly seek all required regulatory approvals, including SEC approval and approval under the Hart-Scott Rodino Antitrust Improvements Act and will make efforts to complete the transaction by year-end.

In accordance with the provisions of the NASDAQ merger agreement, we are required to receive written consent from NASDAQ and Silver Lake Partners prior to undertaking certain actions including actions relating to capital expenditures, dividend payments, share issuances, acquisitions, debt incurrence, amendments to our charter or bylaws and material contracts or other material transactions. We cannot assure you that we will receive NASDAQ and Silver Lake Partners’ consent to undertake these actions which could impact the operation of our business.

On March 31, 2005, we acquired Bridge Trading Company (Bridge), an agency execution broker, from Reuters for 3,751,527 shares of Instinet Group’s common stock, valued at approximately $21.5 million. All historical information has been restated to include Bridge as if Bridge had been a wholly-owned subsidiary of Instinet Group since it was acquired by Reuters in September 2001. This acquisition was accounted for as a transfer of entities under common control. Bridge is included in the results of the Instinet business segment.

Business Environment

Total U.S. equity share volume increased 1.2% during the first quarter of 2005 over the fourth quarter of 2004 but decreased 2.8% over the first quarter of 2004. NASDAQ-listed equity share volume increased 1.2% in the first quarter of 2005 over the fourth quarter of 2004. In contrast, NASDAQ-listed equity share volume in the first quarter of 2005 was down 4.0% from the first quarter of 2004. Outside of the U.S., market conditions improved during the first quarter of 2005 compared to the fourth quarter of 2004 with international market consideration, or total trading value, increasing approximately 8.4%. However, total international market consideration decreased 10.9% compared to the first quarter of 2004.

Average daily U.S. equity share volume was 4.2 million, 4.0 million and 4.3 million in the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, respectively. There were 61, 64 and 62 trading days in the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, respectively.

Market Share and Market Volumes

During the three months ended March 31, 2005, trading volumes in the U.S. equity markets decreased 2.8% to 258.1 billion shares from 265.7 billion shares in the comparable period in 2004. Total NASDAQ-listed share volume decreased 4.0% to 120.8 billion shares for the three months ended March 31, 2005 from 125.9 billion shares in the comparable period in 2004. U.S. exchange-listed share volume decreased 1.7% to 137.4 billion shares for the three months ended March 31, 2005 from 139.8 billion shares in the comparable period in 2004.

Instinet’s overall market share increased to 2.9% or 7.6 billion shares of total U.S. equity trading volume compared to 2.8% or 7.6 billion shares in the comparable period in 2004. Instinet’s international market consideration decreased 10.9% from the first quarter of 2004.

INET’s overall market share increased to 14.0% or 36.1 billion shares of total U.S. market share volume, which comprised 26.3% or 31.8 billion shares of NASDAQ-listed share volume, and 3.1% or 4.3 billion shares of U.S. exchange-listed share volume, for the three months ended March 31, 2005. In the comparable 2004 period, INET’s overall market share was 13.3% or 35.3 billion shares of total U.S. market share volume, which comprised 24.9% or 31.3 billion shares of NASDAQ-listed share volume, and 2.8% or 4.0 billion shares of U.S. exchange-listed share volume.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include adjustments of investment securities, accounting for goodwill and intangible assets, allowance for doubtful accounts, accounting for restructuring and income taxes.

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

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the three months ended March 31, 2005, we adjusted the carrying value of our investments in NASDAQ Stock Market, Inc., and Archipelago Holding, Inc. by an aggregate $2.9 million, based upon their respective closing market price per share. During the three months ended March 31, 2004, we increased the value of our investments in Archipelago Holding, LLC, by $5.0 million based upon management’s best judgment of fair market value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. If a customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of March 31, 2005 decreased to $17.5 million from $18.8 million as of December 31, 2004 primarily due to recoveries of aged customer receivables.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments for the three months ended March 31, 2005 and 2004.

Restructuring Reserve Estimate

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

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

Key Statistical Information

The following table presents operating data for our two business segments.

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
U.S. Market
Trade Days	61	62

Average daily NASDAQ-listed equity share volume (millions)	1,981	2,030
Average daily U.S. exchange-listed equity share volume (millions)	2,252	2,255

Average daily U.S. equity share volume (millions)	4,233	4,285

Total U.S. equity share volume (millions)	258,190	265,685

Instinet, The Unconflicted Institutional Broker
A. U.S. Equities [1]

Our total average daily volume (million shares)	124	122
Our share of total market	2.9%	2.8%

Our average daily volume (million shares) - Institutional and Crossing	89	100
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.32	1.49

Our average daily volume (million shares) - Institutional Correspondents	34	22
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.05	0.11

B. Non-U.S. Equities [3]
Our average daily consideration (millions)	$844	$932
Average basis points charged to client per consideration traded	5.0	5.3

INET, The electronic marketplace
A. Our Matched Average Daily Volume [4]

Our NASDAQ-listed equity share volume (million shares)	521	505
Our share of total market	26.3%	24..9%

Our U.S. exchange-listed equity share volume (million shares)	70	64
Our share of total market	3.1%	2.8%

Our total U.S. equity share volume (million shares)	591	569
Our share of total market	14.0%	13.3%

B. Our Routed Average Daily Volume (million shares) [5]	143	98

Headcount [6]	1,029	1,176

[1]	For a description of how we calculate Instinet’s share volumes, see - “Calculation of Volume - Instinet, The Institutional Broker.”
[2]	The amount charged per share is the average cents per share charged net of soft dollar and commission recapture expenses.
[3]	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.
[4]	For a description of how we calculate INET’s share volumes, see - “Calculation of Volume - INET, The electronic marketplace.”
[5]	Routed volume reflects transactions where the trade was not matched on INET.
[6]	Instinet Group headcount is as of the end of the reporting period and includes Bridge for all periods presented.

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

Institutional and Crossing customers comprise certain U.S. buy-side clients, all of the clients of Lynch, Jones & Ryan, all of the clients of Bridge and our international business. They include fund managers, pension plans, hedge funds and other clients. Crossing includes order flow from both buy-side and sell-side clients who execute through our crossing networks.

Institutional Correspondents represent our direct market access U.S. buy-side clients.

All periods presented incorporate Bridge which was acquired on March 31, 2005.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

($ in millions) (Unaudited)	Three Months Ended March 31,		$ Change	% Change	Percentage of Total Revenues, Net
	2005	2004			2005	2004
Revenue
Transaction fees	$310.9	$355.4	$(44.5)	-12.5%	98.3%	99.0%

Interest income	6.2	4.6	1.6	34.8%	2.0%	1.3%
Interest expense	(0.8)	(1.1)	0.3	-27.3%	-0.3%	-0.3%

Interest income, net	5.4	3.5	1.9	54.3%	1.7%	1.0%

Total revenues, net	316.3	358.9	(42.6)	-11.9%	100.0%	100.0%

Cost of Revenues
Soft dollar and commission recapture	63.9	75.1	(11.2)	-14.9%	20.2%	20.9%
Broker-dealer rebates	73.0	68.1	4.9	7.2%	23.1%	19.0%
Brokerage, clearing and exchange fees	58.6	66.7	(8.1)	-12.1%	18.5%	18.6%

Total cost of revenues	195.5	209.9	(14.4)	-6.9%	61.8%	58.5%

Gross margin	120.8	149.0	(28.2)	-18.9%	38.2%	41.5%

Direct Expenses
Compensation and benefits	53.4	61.9	(8.5)	-13.7%	16.9%	17.2%
Communications and equipment	13.5	22.1	(8.6)	-38.9%	4.3%	6.2%
Depreciation and amortization	10.1	15.5	(5.4)	-34.8%	3.2%	4.3%
Occupancy	10.2	9.5	0.7	7.4%	3.2%	2.6%
Professional fees	7.3	5.1	2.2	43.1%	2.3%	1.4%
Marketing and business development	1.6	3.3	(1.7)	-51.5%	0.5%	0.9%
Other	5.9	3.0	2.9	96.7%	1.9%	0.8%

Total direct expenses	102.1	120.4	(18.4)	-15.2%	32.2%	33.5%

Investments	(2.9)	(4.7)	1.8	-38.3%	-0.9%	-1.3%
Insurance recovery	—	(5.1)	5.1	-100.0%	0.0%	-1.4%

Total expenses	294.7	320.5	(25.9)	-8.0%	93.1%	89.3%

Income from operations before income taxes	21.6	38.4	(16.7)	-43.8%	6.9%	10.7%
Income tax provision	7.7	16.6	(8.9)	-53.6%	2.4%	4.6%

Net income	$13.9	$21.8	$(7.8)	-36.2%	4.4%	6.1%

Overview

Our net income was $13.9 million for the three months ended March 31, 2005 compared to net income of $21.8 million in the comparable period in 2004. Our net revenues decreased 11.9% to $316.3 million for the three months ended March 31, 2005 from $358.9 million in the comparable period in 2004 primarily due to lower average price charged per share. Total expenses decreased 8.1% to $294.6 million for the three months ended March 31, 2005 from $320.5 million in the comparable period in 2004. Cost of revenues decreased 6.9% to $195.5 million for the three months ended March 31, 2005 from $209.9 million in the comparable period in 2004 due to decreases in soft dollar and commission recapture expenses and brokerage, clearing and exchange fees offset by an increase in broker-dealer rebates. Cost of revenues as a percentage of total revenues increased to 61.8% from

58.5% primarily due to lower average price charged per share. Direct expenses were down 15.3% to $102.1 million from $120.4 million due to lower communications and equipment, compensation and benefits expenses as a result of our reduced headcount and cost reduction initiatives.

Revenues

Transaction fees

Transaction fee revenue decreased 12.5% to $310.9 million for the three months ended March 31, 2005 from $355.4 million for the three months ended March 31, 2004. The decrease was primarily due to shifts in the mix of our business towards lower priced trading, partially offset by an increase in our transaction volume.

Interest income, net

Interest income, net increased 54.3% to $5.4 million for the three months ended March 31, 2005 from $3.5 million in the comparable period in 2004. This increase was primarily due to higher interest rates.

Cost of Revenues

Soft dollar and commission recapture

Soft dollar and commission recapture expense decreased 14.9% to $63.9 million for the three months ended March 31, 2005 from $75.1 million in the comparable period in 2004. This expense is offset by soft dollar revenues and revenues that are subject to commission recapture. The decrease was primarily due to decreases in volume from our soft dollar and commission recapture clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 7.2% to $73.0 million for the three months ended March 31, 2005 from $68.1 million in the comparable period in 2004. The increase was primarily due to a modification of INET’s rebate tier structure, resulting in a greater volume of transactions that qualified for higher rebates. This modification also increased broker-dealer rebates as a percentage of revenues, net.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees decreased 12.1% to $58.6 million for the three months ended March 31, 2005 from $66.7 million in the comparable period in 2004. The decrease was primarily due to our decision to terminate our correspondent clearing services in the fourth quarter of 2004 and lower international revenues resulting in lower clearing expenses partially offset by an increase in our transaction volume.

Gross Margin

Gross margin decreased 18.9% to $120.8 million for the three months ended March 31, 2005 from $149.0 million in the comparable period in 2004. The decrease was primarily due to our lower overall pricing combined with an increase in broker dealer rebates.

Expenses

Compensation and benefits expense

Compensation and benefits expense decreased 13.7% to $53.4 million for the three months ended March 31, 2005 from $61.9 million in the comparable period in 2004. This decrease was primarily due to lower incentive compensation due to lower revenues and profitability and a decrease in our worldwide headcount as part of our cost reduction initiatives. Our total headcount decreased to 1,029 employees as of March 31, 2005 from 1,176 employees as of March 31, 2004.

Communications and equipment

Communications and equipment expense decreased 38.9% to $13.5 million for the three months ended March 31, 2005 from $22.1 million in the comparable period in 2004. This decrease was primarily due lower maintenance expense and our consolidation of the order flow of our two ECNs (the Instinet ECN and Island ECN), which was substantially completed by the end of the first quarter of 2004. This decreased our communications and equipment expense as a percentage of revenues, net.

Depreciation and amortization

Depreciation and amortization expense decreased 34.8% to $10.1 million for the three months ended March 31, 2005 from $15.5 million in the comparable period in 2004. This decrease was primarily due to disposals of technology assets and furniture and fixtures throughout 2004.

Occupancy

Occupancy expense increased 7.4% to $10.2 million for the three months ended March 31, 2005 from $9.5 million in the comparable period in 2004. This increase was primarily due to higher operating costs in our New York City office compared to the comparable period in 2004.

Professional fees

Professional fees increased 43.1% to $7.3 million for the three months ended March 31, 2005 from $5.1 million in the comparable period in 2004. This increase was primarily due to advisory fees related to the acquisition of Bridge.

Marketing and business development

Marketing and business development expense decreased 51.5% to $1.6 million for the three months ended March 31, 2005 from $3.3 million in the comparable period in 2004. This decrease was primarily due to lower advertising expense.

Other expenses

Other expenses increased 96.7% to $5.9 million for the three months ended March 31, 2005 from $3.0 million in the comparable period in 2004. The increase was primarily a result of higher legal and regulatory related expenses.

Investments

Net gains on our investments were $2.9 million for the three months ended March 31, 2005 compared to a net gain of $4.7 million in the comparable period in 2004. The change was primarily due to an increase in the carrying value of The NASDAQ Stock Market, Inc. of $6.7 million, partially offset by a decrease in the carrying value of Archipelago Holdings, Inc. of $3.7 million. For the three months ended March 31, 2004, we recorded an increase in the carrying value of Archipelago Holdings, LLC of $5.0 million, partially offset by losses in stock exchanges and securities owned.

Insurance recoveries

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the three months ended March 31, 2004. There were no insurance recoveries for the three months ended March 31, 2005. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision

Our provision for taxes was $7.7 million for the three months ended March 31, 2005 compared to a provision of $16.6 million in the comparable period in 2004. Our effective income tax rate was 35.6% for the three months ended March 31, 2005 and 43.2% in the comparable period in 2004. The effective tax rate decreased in the three months ended March 31, 2005 primarily due to income of international entities where tax loss carry-forwards were available and gains on investments that were sheltered by capital losses. During the three months ended March 31, 2004, these tax losses had a full valuation allowance against the corresponding deferred tax asset.

OPERATING RESULTS BY SEGMENT

(In thousands) (Unaudited)	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenue
Transaction fees	$193,824	$124,338	$(7,299)	$310,863	$241,314	$119,799	$(5,685)	$355,428

Interest income, net	2,726	403	2,278	5,407	3,285	215	—	3,500

Total revenue, net	196,550	124,741	(5,021)	316,270	244,599	120,014	(5,685)	358,928

Cost of revenues
Soft dollar and commission recapture	63,872	—	—	63,872	75,098	—	—	75,098
Broker-dealer rebates	—	73,020	—	73,020	—	68,147	—	68,147
Brokerage, clearing and exchange fees	42,092	23,757	(7,299)	58,550	50,927	21,444	(5,685)	66,686

Total cost of revenues	105,964	96,777	(7,299)	195,442	126,025	89,591	(5,685)	209,931

Gross margin	90,586	27,964	2,278	120,828	118,574	30,423	—	148,997

Direct Expenses
Compensation and benefits	38,086	4,373	10,947	53,406	47,480	3,808	10,584	61,872
Communications and equipment	11,781	1,273	487	13,541	16,981	4,343	768	22,092
Depreciation and amoritization	7,897	1,994	258	10,149	12,511	2,583	414	15,508
Occupancy	7,506	436	2,276	10,218	8,392	569	532	9,493
Professional fees	4,028	126	3,101	7,255	3,084	277	1,724	5,085
Marketing and business development	1,488	129	13	1,630	2,809	722	(189)	3,342
Other	3,560	1,325	1,022	5,907	2,492	(123)	594	2,963
Technology service company charges	(3,429)	3,429	—	—	(8,146)	8,146	—	—
Corporate overhead charges	10,680	5,146	(15,826)	—	10,474	3,953	(14,427)	—

Total direct expenses	81,597	18,231	2,278	102,106	96,077	24,278	—	120,355

Investments	—	—	(2,915)	(2,915)	—	—	(4,674)	(4,674)
Insurance recovery	—	—	—	—	—	—	(5,116)	(5,116)

Total expenses	187,561	115,008	(7,936)	294,633	222,102	113,869	(15,475)	320,496

Net income before income taxes	$8,989	$9,733	$2,915	$21,637	$22,497	$6,145	$9,790	$38,432

Instinet

Total revenues, net of interest expense, were down 19.6% to $196.6 million for the three months ended March 31, 2005 from $244.6 million in the comparable period in 2004 primarily due to a decline in activity from certain client segments partially offset by growth in the lower priced portfolio trading segment. Average daily international consideration traded decreased 9.4% to $844 million from $932 million in the comparable period in 2004 primarily due to lower market share and the average basis points charged to our clients also decreased 6.0% to 5.0 basis points from 5.3 basis points.

Cost of revenues was down 15.9% to $106.0 million for the three months ended March 31, 2005 from $126.0 million in the comparable period in 2004 due to decreases in volume from our soft dollar and commission recapture clients combined with lower brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 53.9% for the three months ended March 31, 2005 and 51.5% in the comparable period in 2004.

Gross margin decreased 23.6% to $90.6 million for the three months ended March 31, 2005 from $118.6 million in the comparable period in 2004 primarily due to lower revenues.

Direct expenses decreased 15.1% to $81.6 million for the three months ended March 31, 2005 from $96.1 million in the comparable period in 2004 primarily due to lower compensation and benefits, communication and equipment expenses and depreciation expense partially offset by higher professional fees and other. The decreases were due to lower headcount, cost reduction initiatives, retirement of fixed assets and the lower usage by INET of Instinet’s technology resources.

Net income from continuing operations before income taxes for the three months ended March 31, 2005 was $9.0 million and $22.5 million for the three months ended March 31, 2004.

INET

Total revenues, net of interest expense, were up 3.9% to $124.7 million for the three months ended March 31, 2005 from $120.0 million in the comparable period in 2004 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 3.9% in total average matched daily volume to 591 million shares from 569 million shares partially offset by lower amount per share charged to our clients and one less trading day in 2005.

Cost of revenues was up 8.0% to $96.8 million for the three months ended March 31, 2005 from $89.6 million in the comparable period in 2004 primarily due to a modification of the rebate tier structure, resulting in a greater volume of transactions qualifying for higher rebates and increased transaction volume routed to other market destinations. Cost of revenues as a percentage of total revenues was 77.6% for the three months ended March 31, 2005 and 74.7% in the comparable period in 2004.

Gross margin decreased 7.9% to $28.0 million for the three months ended March 31, 2005 from $30.4 million in the comparable period in 2004 primarily due to increased broker-dealer rebates and routed transaction volume.

Direct expenses decreased 25.1% to $18.2 million for the three months ended March 31, 2005 from $24.3 million in the comparable period in 2004 primarily due to decreased reliance on Instinet’s technology resources and lower communication and equipment expenses partially offset by higher corporate overhead and compensation and benefits.

Net income from continuing operations before income taxes for the three months ended March 31, 2005 was $9.7 million and $6.1 million for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We finance our business primarily through cash generated by our operating activities. In addition, we have access to a number of uncommitted credit facilities, although our borrowings under these facilities have been traditionally low. Our financial liquidity is primarily determined by the performance of our business. We maintain a highly liquid balance sheet that can fluctuate significantly between financial statement dates. Our cash equivalents and securities owned are primarily comprised of highly liquid investments that can be sold in the secondary market, if necessary. We currently anticipate that our existing cash resources and credit facilities will be more than sufficient to meet our anticipated working capital, capital expenditures, regulatory capital requirements and cash needs for restructuring charges as well as other anticipated requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing from third parties or Reuters.

Cash and cash equivalents and assets readily convertible into cash, accounted for 79.3% and 80.3% of our total assets as of March 31, 2005 and December 31, 2004, respectively. Cash and cash equivalents decreased to $830.7 million as of March 31, 2005 from $924.5 million as of December 31, 2004.

Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, securities loaned, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Operating Activities. Net cash used in operating activities was $99.7 million for the three months ended March 31, 2005 compared with cash provided by operating activities of $27.8 million for the three months ended March 31, 2004. We experienced an increase in cash used in customer settlement activities and annual compensation payments related to 2004 incentive compensation in the three months ended March 31, 2005. During the three months ended March 31, 2004, cash provided by customer settlement activities were offset by our annual compensation payments related to 2003 incentive compensation.

Investing Activities. Net cash provided by investing activities was $9.0 million for the three months ended March 31, 2005 compared with $53.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we generated $11.2 million from the sale or maturity of our securities owned, partially offset by $2.1 million in purchases of fixed assets and leasehold improvements compared to $52.1 million and $4.2 million, respectively, in the three months ended March 31, 2004. During the three months ended March 31, 2004, we received insurance proceeds of $5.1 million.

Financing Activities. Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2005 compared with $13.5 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we generated $7.8 million from proceeds from our short-term borrowings, net of repayments, and $1.1 million from the issuance of common stock compared to $9.3 million and $4.2 million, respectively, for the three months ended March 31, 2004. In addition, an $8.1 million dividend was paid to Reuters as part of our acquisition of Bridge.

Contractual Obligations

The table below summarizes our future cash payments associated with contractual obligations, which are related to operating leases for office space under non-cancelable operating leases with Reuters and third parties (net of non-cancelable subleases). Our aggregate minimum lease commitments after 5 years primarily relate to our office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Operating leases for office space	$209.4	$21.0	$67.4	$47.3	$73.7

Other Obligations

As of March 31, 2005 and December 31, 2004, we had letter of credit agreements and guarantees totaling $263.9 million and $263.7 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies. We pay annual fees of up to one percent of the value of the agreements.

As of March 31, 2005 and December 31, 2004, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of March 31, 2005 and December 31, 2004, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of March 31, 2005 and December 31, 2004, we had access to $100.3 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of March 31, 2005 and December 31, 2004, there were $13.1 million and $5.3 million, respectively, outstanding under these credit lines.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	March 31, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$31.7	$0.3	$31.4	$24.1	$0.3	$23.9
Inet ATS, Inc.	24.8	1.0	23.8	29.9	1.0	28.9
Instinet Clearing Services, Inc.	15.5	1.6	13.9	7.5	1.5	6.0
Lynch, Jones & Ryan, Inc.	9.1	0.3	8.8	6.9	0.3	6.7
Bridge Trading Company	2.7	0.6	2.2	11.2	0.8	10.4
Harborview, LLC	2.1	0.3	1.9	1.1	0.3	0.9
Island Execution Services, LLC	1.5	1.0	0.5	1.4	1.0	0.4

Total	$87.4	$4.9	$82.4	$82.3	$5.0	$77.3

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $165.2 million and $190.3 million as collateral for securities borrowed as of March 31, 2005 and December 31, 2004, respectively. We also received $114.3 million and $133.2 million as collateral for securities loaned as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 and December 31, 2004, included in commissions and other receivables is approximately $18.3 million and $15.3 million, respectively, from Archipelago Holdings, LLC and REDIBook ECN, LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

We are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. As of March 31, 2005 and December 31, 2004 these funds amounted to $27.6 million and $23.1 million, respectively.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based

Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123R will be effective for us beginning January 1, 2006. Adoption of this standard is expected to have a material effect on our results of operations.

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	March 31, 2005	December 31, 2004
Municipal bonds	$—	$10.9
Foreign sovereign obligations	25.0	25.3

Total	$25.0	$36.2

During 2005, upon maturity of these securities, we have been investing the proceeds in short-term interest earning assets.

These securities are subject to interest rate risk and will fall in value if interest rates increase. We generally hold these securities until maturity and therefore would not expect our financial condition, operating results or cash flows to be affected to any significant degree by a sudden change in interest rates.

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $830.7 million and $924.5 million as of March 31, 2005 and December 31, 2004, respectively. We also had short-term borrowings of $13.1 million and $5.3 million as of March 31, 2005 and December 31, 2004, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	March 31, 2005	December 31, 2004
Euros	$6.0	$6.2
Japanese yen	9.6	9.8
Canadian dollar	9.4	9.3

Total	$25.0	$25.3

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $2.2 million and $2.3 million as of March 31, 2005 and December 31, 2004, respectively.

A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 8.1% and 8.5% of our revenues for the three months ended March 31, 2005 and 2004, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $2.6 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of March 31, 2005 and December 31, 2004, we owned marketable securities of Archipelago Holdings, Inc. and The NASDAQ Stock Market, Inc. and are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $3.4 million and $3.1 million as of March 31, 2005 and December 31, 2004, respectively.

Credit Risk on Unsettled Trades

We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the U.S. and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparty’s financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the three months ended March 31, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have been immaterial.

We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. For the three months ended March 31, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have not had a material adverse effect on our consolidated statements of operations, financial condition or cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company has carried out an evaluation under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, including our internal control over financial reporting. Based on our evaluation, our management concluded that, as of the end of the quarter ended March 31, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes In Internal Control Over Financial Reporting

There has been no change in the company’s internal controls over financial reporting during the company’s first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our previously reported legal and administrative proceedings, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004. Except as described below, there have been no material developments with respect to the legal and administrative proceedings.

Shareholder Actions

We and our directors have been named as defendants in four substantially similar actions commenced in the Court of Chancery for New Castle County, Delaware. The complaint in each of these actions alleges, among other things, that the defendants breached their fiduciary duties as to our public shareholders in connection the proposed NASDAQ acquisition of all of outstanding shares including, among other things by: (1) approving the transaction at an allegedly unfair and inadequate price, (2) failing to follow a process to obtain the best price for public shareholders, and (3) allowing the process and the transaction to be tainted by conflicts of interest, in particular alleged conflicts involving Reuters. As relief, the complaints in the actions seek, among other things, damages in an unspecified amount, an injunction against consummation of the transaction, and rescission in the event the transaction is consummated. The actions are brought on behalf of a putative class consisting of shareholders of the Company who are not affiliated with defendants. We believe we have substantial meritorious defenses with respect to the Actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, we issued shares of common stock in the transaction described below. These shares were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, relating to offers of securities by an issuer not involving any public offering. These offers and sales of shares were made without an underwriter and the certificates representing the shares bear a restrictive legend permitting the transfer of the shares only upon their registration under, or pursuant to an exemption from the registration requirements of, the Securities Act.

On March 31, 2005, we acquired Bridge pursuant to a Stock Purchase Agreement dated as of February 28, 2005, between us, Reuters C LLC and Reuters Limited (together, “Reuters Group”). Pursuant to the Stock Purchase Agreement, on March 31, 2005, we sold 3,751,527 shares of our common stock, valued at approximately $21.5 million, to Reuters Group in exchange for 100% of the outstanding common stock of Bridge, in a private placement pursuant to Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this report. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements turn out to be inaccurate, (ii) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the company’s filings or are not required to be disclosed in those filings, (iii) may apply materiality standards different from what may be viewed as material to investors and (iv) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof.

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 22, 2005, among Instinet Group Incorporated, Norway Acquisition Corp. and The Nasdaq Stock Market, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

2.2	Purchase and Sale Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and The Bank of New York Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	Support Agreement, dated as of April 22, 2005, among Reuters C LLC, Reuters Group PLC and Reuters Group Overseas Holdings (UK) Limited and The Nasdaq Stock Market, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.2	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.3*	Transaction Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Norway Acquisition Corp. and Iceland Acquisition Corp.

10.4	Stock Purchase Agreement, dated as of February 28, 2005, among Instinet Group Incorporated, Reuters C LLC and Reuters Limited (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2004).

10.5*	Intellectual Property Transfer Agreement, dated as of March 30, 2005, between Reuters SA and Bridge Trading Company.

10.6*	Use and Services License Agreement, dated as of March 31, 2005, between Bridge Trading Company and Reuters America LLC.

10.7*	Transition License Agreement, dated as of March 31, 2005, among Instinet Group Incorporated, Reuters SA and Bridge Trading Company.

10.8*	Transition Services Agreement, dated as of March 31, 2005, among Instinet Group Incorporated, Reuters America LLC and Bridge Trading Company.

10.9*	Amended and Restated Transition Services Agreement, dated as of May 6, 2005, among Instinet Group Incorporated, Reuters America LLC and Bridge Trading Company.

10.10*	Sublease, dated March 3, 2005, among Instinet Global Services Limited, Instinet Group Incorporated and Citigroup Property Limited.

10.11*	Outsourcing Agreement, dated April 15, 2005, between Instinet Global Services Limited and OMX Securities Services UK LLP.

10.12*	Form of Instinet 2004 Performance Share Plan Award Notification

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005

INSTINET GROUP INCORPORATED

By:	/s/ JOHN F. FAY
Name:	John F. Fay
Title:	Executive Vice President and
Chief Financial Officer

By:	/s/ TIMOTHY A. SMITH
Name:	Timothy A. Smith
Title:	Chief Accounting Officer

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this report. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements if those statements turn out to be inaccurate, (ii) may have been qualified by disclosures that were made to such other party or parties and that either have been reflected in the company’s filings or are not required to be disclosed in those filings, (iii) may apply materiality standards different from what may be viewed as material to investors and (iv) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof.

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 22, 2005, among Instinet Group Incorporated, Norway Acquisition Corp. and The Nasdaq Stock Market, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

2.2	Purchase and Sale Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and The Bank of New York Company, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	Support Agreement, dated as of April 22, 2005, among Reuters C LLC, Reuters Group PLC and Reuters Group Overseas Holdings (UK) Limited and The Nasdaq Stock Market, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.2	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.3*	Transaction Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Norway Acquisition Corp. and Iceland Acquisition Corp.

10.4	Stock Purchase Agreement, dated as of February 28, 2005, among Instinet Group Incorporated, Reuters C LLC and Reuters Limited (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (Commission File No. 000-32717) for the fiscal year ended December 31, 2004).

10.5*	Intellectual Property Transfer Agreement, dated as of March 30, 2005, between Reuters SA and Bridge Trading Company.

10.6*	Use and Services License Agreement, dated as of March 31, 2005, between Bridge Trading Company and Reuters America LLC.

10.7*	Transition License Agreement, dated as of March 31, 2005, among Instinet Group Incorporated, Reuters SA and Bridge Trading Company.

10.8*	Transition Services Agreement, dated as of March 31, 2005, among Instinet Group Incorporated, Reuters America LLC and Bridge Trading Company.

10.9*	Amended and Restated Transition Services Agreement, dated as of May 6, 2005, among Instinet Group Incorporated, Reuters America LLC and Bridge Trading Company.

10.10*	Sublease, dated March 3, 2005, among Instinet Global Services Limited, Instinet Group Incorporated and Citigroup Property Limited.

10.11*	Outsourcing Agreement, dated April 15, 2005, between Instinet Global Services Limited and OMX Securities Services UK LLP.

10.12*	Form of Instinet 2004 Performance Share Plan Award Notification

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2005.

*	Filed herewith