Form 10-Q
period 2005-06-30
INSTINET GROUP INC
filed 2005-08-09
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 5, 2005 there were 340,512,745 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2005

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Transaction fees	$252,960	$273,756	$524,551	$582,689

Interest income	7,073	4,363	13,108	8,862
Interest expense	(739)	(773)	(1,556)	(1,822)

Interest income, net	6,334	3,590	11,552	7,040

Total revenues, net	259,294	277,346	536,103	589,729

Cost of Revenues
Soft dollar	36,260	43,936	76,713	91,721
Broker-dealer rebates	67,992	62,388	141,012	130,535
Brokerage, clearing and exchange fees	56,141	51,807	108,828	112,216

Total cost of revenues	160,393	158,131	326,553	334,472

Gross margin	98,901	119,215	209,550	255,257

Direct Expenses
Compensation and benefits	61,047	53,454	109,923	109,853
Communications and equipment	14,092	16,989	27,360	38,789
Depreciation and amortization	10,382	16,301	20,510	31,776
Occupancy	9,769	9,449	19,924	18,846
Professional fees	10,815	8,161	17,927	13,158
Marketing and business development	1,559	4,845	2,670	7,930
Other	2,768	2,541	8,366	5,191

Total direct expenses	110,432	111,740	206,680	225,543

Contractual settlement	—	(7,250)	—	(7,250)
Investments	(24,690)	—	(27,605)	(4,674)
Insurance recovery	—	—	—	(5,116)

Total expenses	246,135	262,621	505,628	542,975

Income from continuing operations before income taxes	13,159	14,725	30,475	46,754
Income tax expense	6,410	5,647	12,300	19,521

Net income from continuing operations	6,749	9,078	18,175	27,233
Income from discontinued operations, net of tax	1,635	3,031	4,111	6,681

Net income	$8,384	$12,109	$22,286	$33,914

EARNINGS PER SHARE - BASIC AND DILUTED
Income from continuing operations	$0.02	$0.03	$0.05	$0.08
Income from discontinued operations	—	0.01	0.02	0.02

Net income per share	$0.02	$0.04	$0.07	$0.10

Weighted average shares outstanding - basic	339,765	336,034	339,025	335,517
Weighted average shares outstanding - diluted	341,505	338,871	340,890	338,465

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$858,515	$904,984
Cash and securities segregated under federal regulations	6,200	—
Securities owned, at market value	23,018	36,157
Securities borrowed	139,265	190,325
Receivable from broker-dealers	249,686	167,216
Receivable from customers	17,662	31,643
Commissions and other receivable, net	84,983	88,139
Investments	26,994	33,337
Fixed assets and leasehold improvements, net	77,086	79,784
Deferred tax asset, net	68,285	72,401
Intangible assets and goodwill, net	66,376	76,831
Other assets	93,576	55,490
Assets of discontinued operations	63,407	68,870

Total assets	$1,775,053	$1,805,177

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$13,667	$5,283
Securities loaned	138,381	133,189
Payable to broker-dealers	185,044	173,627
Payable to customers	30,369	45,151
Taxes payable	62,974	85,797
Accounts payable, accrued expenses and other liabilities	214,049	182,790
Liabilities of discontinued operations	30,731	40,498

Total liabilities	675,215	666,335

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 340,249 issued and outstanding as of June 30, 2005 and 338,180 issued and outstanding as of December 31, 2004)	3,402	3,381
Additional paid-in capital	1,735,330	1,736,150
Accumulated deficit	(690,056)	(659,596)
Accumulated other comprehensive income	38,933	55,471
Restricted stock units	32,318	13,389
Unearned compensation	(20,089)	(9,953)

Total stockholders’ equity	1,099,838	1,138,842

Total liabilities and stockholders’ equity	$1,775,053	$1,805,177

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$22,286	$33,914
Income from discontinued operations, net of tax	(4,111)	$(6,681)

Net income from continuing operations	18,175	27,233
Adjustments to reconcile net income from continuing operations to cash used in operating activities from continuing operations:
Unrealized gain on investments	(28,449)	—
Insurance recoveries	—	(5,116)
Depreciation and amortization	20,510	39,181
Deferred tax assets, net	5,076	(4,957)
Stock based compensation	8,793	2,585
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	(6,200)	112,385
Securities borrowed, net of securities loaned	56,252	88,356
Net receivable/payable from/to broker-dealers	(71,053)	(81,042)
Net receivable/payable from/to customers	(801)	(173,023)
Receivables and other assets	(34,926)	3,248
Payables and other liabilities	(45,699)	(53,278)
Cash provided by operating activities - discontinued operations	5,825	12,902

Net cash used in operating activities from continuing operations	(72,497)	(31,526)

Cash flows from investing activities
Securities sold and matured, net of securities purchased	47,927	99,960
Proceeds from insurance recovery	—	5,116
Purchase of fixed assets and leasehold improvements	(8,317)	(5,111)
Cash used in investing activities - discontinued operations	(2,434)	—

Net cash provided by investing activities from continuing operations	37,176	99,965

Cash flows from financing activities
Short-term borrowings, net	8,384	2,729
Dividends paid to parent	(8,136)	—
Issuance of common stock	5,142	5,575

Net cash provided by financing activities from continuing operations	5,390	8,304

Effect of exchange rate differences	(16,538)	(379)

Increase (decrease) in cash and cash equivalents	(46,469)	76,364
Cash and cash equivalents, beginning of period	904,984	525,323

Cash and cash equivalents, end of period	$858,515	$601,687

Noncash activities:

In connection with the Bridge Trading Company acquisition (see Note 3), the Company recorded a noncash dividend of $50,551 to Reuters during the six months ended June 30, 2005.

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

The Company has two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Bridge Trading Company (“Bridge”).

•	INET, the electronic marketplace, our alternative trading system and ECN that combines the U.S. broker-dealer order flow of the Instinet ECN and The Island ECN and services our U.S. broker-dealer customers.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding include common stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The computations of basic and diluted EPS are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted EPS available to common shareholders
Income from continuing operations	$6,749	$9,078	$18,175	$27,233
Income from discontinued operations	1,635	3,031	4,111	6,681

Net income	8,384	12,109	22,286	33,914

Denominator for basic EPS - weighted average number of common shares	339,765	336,034	339,025	335,517
Effect of dilutive stock options and dilutive potential common shares	1,740	2,837	1,865	2,948

Denominator for diluted EPS - weighted average number of common
shares and dilutive potential common shares	341,505	338,871	340,890	338,465

Basic EPS
Income from continuing operations	$0.02	$0.03	$0.05	$0.08
Income from discontinued operations	—	0.01	0.02	0.02

Net income	$0.02	$0.04	$0.07	$0.10

Diluted EPS
Income from continuing operations	$0.02	$0.03	$0.05	$0.08
Income from discontinued operations	—	0.01	0.02	0.02

Net income	$0.02	$0.04	$0.07	$0.10

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

Commissions and Other Receivables, Net

Commissions and other receivables are reported net of an allowance for doubtful accounts of $15,579 and $18,830 as of June 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

As of June 30, 2005 and December 31, 2004, included in commissions and other receivables is $17,661 and $15,348, respectively, from Archipelago Holdings, Inc., and REDIBook ECN, LLC of which $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

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

Restatements and Reclassifications

All historical information has been restated to include Bridge (see Note 3) as if Bridge had been a wholly-owned subsidiary of the Company since it was acquired by Reuters in September 2001. Bridge is included in the results of the Instinet business segment.

During the fourth quarter of 2004, the Company began classifying transaction related regulatory fees as an expense in brokerage, clearing and exchange fees. These fees had previously been recorded as a reduction of transaction fees and shown on a net basis. For the three months ended June 30, 2005 and 2004, these regulatory fees totaled $18,889 and $12,817, respectively, and have been reclassified in the Company’s consolidated financial statements.

The Company’s consolidated financial statements have been restated to present Lynch, Jones & Ryan, Inc. (“LJR”) as a discontinued operation (see note 10).

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Certain other reclassifications of prior year amounts have been made for consistent presentation.

Note 3. Acquisitions and Other Significant Events

On March 31, 2005, the Company acquired Bridge, an agency execution broker, from Reuters for 3,752 shares of the Company’s common stock, valued at approximately $21,500. The Company’s unaudited quarterly financial statements and the accompanying notes reflect the results of operations as if Bridge had been a wholly-owned subsidiary of the Company since it was acquired by Reuters in September 2001. This acquisition was accounted for as a transfer of entities under common control.

On April 22, 2005, the Company announced that it entered into a definitive agreement pursuant to which The NASDAQ Stock Market, Inc. (“NASDAQ”) will acquire all outstanding shares of the Company for an aggregate purchase price of approximately $1,769,000 in cash, or $5.10 per share on a fully diluted basis. This per share price will vary based on the actual closing date, which is currently estimated to be the end of the fourth quarter, the number of vested employees’ stock plan shares outstanding and transaction costs. This per share price also reflects a payment of a special cash dividend of $0.32 per share (See Note 16). Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet, The Institutional Broker, along with certain Instinet Group corporate liabilities, will be acquired from NASDAQ by a group lead by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of the Company. The Company also entered into a definitive agreement for the acquisition of the Company’s subsidiary, LJR, by The Bank of New York. The sale of LJR was completed on July 1, 2005 (see note 16).

On June 17, 2005 the Department of Justice (“DOJ”) issued a Request for Additional Information and Documentary Materials (a “second request”) to Instinet Group and NASDAQ in connection with the DOJ’s investigation under the Hart-Scott Rodino Antitrust Improvements Act of the pending acquisition of Instinet Group by NASDAQ. The parties anticipated receiving this request and continue to work with the DOJ.

Note 4. Cost Reductions and Special Charges

The Company has initiated several cost reduction programs, which have resulted in restructuring charges.

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company recorded a charge of $62,405. As of June 30, 2005, the Company carried a liability of $11,913 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	June 30, 2005
Workforce reductions	$736	$—	$736
Office closures/consolidations	12,279	(1,102)	11,177

Total	$13,015	$(1,102)	$11,913

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company expects to pay approximately $1,200 of the total remaining liability by December 31, 2005.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET and the Company’s ongoing efforts to streamline its operations. As of June 30, 2005, the Company carried a liability of $10,570 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	June 30, 2005
Workforce reductions	$1,407	$(1,359)	$48
Office closures/consolidations	13,184	(2,662)	10,522

Total	$14,591	$(4,021)	$10,570

The Company expects to pay approximately $2,000 to $4,000 of the total remaining liability by December 31, 2005.

Note 5. Securities Owned, at Market Value

Securities owned are recorded on a trade date basis and are carried at their current market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned have maturities of less than 3 years and consist of the following:

	June 30, 2005	December 31, 2004
Municipal bonds	$—	$10,941
Foreign sovereign obligations	23,018	25,216

Total	$23,018	$36,157

Note 6. Investments

The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses. The carrying value of the Company’s investments consists of the following:

	June 30, 2005	December 31, 2004
Archipelago Holdings, Inc.	$—	$23,838
NASDAQ	24,994	7,499
Starmine Corporation	2,000	2,000

Total	$26,994	$33,337

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company’s investment in NASDAQ has been recorded at the available quoted market value as of June 30, 2005.

Note 7. Intangible Assets and Goodwill, Net

Information regarding the Company’s intangible assets and goodwill is as follows:

	Estimated Life (Years)	June 30, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(53,311)	$49,605	$102,916	$(46,294)	$56,622
Customer relationships	5.0	24,778	(15,484)	9,294	24,778	(13,006)	11,772
Goodwill	—	14,677	(7,200)	7,477	14,677	(6,240)	8,437

Total		$142,371	$(75,995)	$66,376	$142,371	$(65,540)	$76,831

Intangible assets and goodwill arose in connection with the Company’s acquisitions of ProTrader in October 2001, Island in September 2002 and Bridge in March 2005 (see Note 3).

Intangible Assets

The intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Amortization expense was $4,747 for the three months ended June 30, 2005 and 2004, and $9,495 for the six months ended June 30, 2005 and 2004. Estimated amortization expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$9,495
Year ending December 31, 2006	$18,525
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,996

Goodwill

In connection with the acquisition of Bridge (see Note 3), goodwill previously held at Reuters was transferred to the Company. Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, requires the excess of tax-deductible goodwill over the reported amount of goodwill be applied to reduce to zero the goodwill related to an acquisition.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The amount recorded against goodwill and shown as an additional income tax expense was $480 for the three months ended June 30, 2005 and 2004, and $960 for the six months ended June 30, 2005 and 2004. Estimated income tax expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$960
Year ending December 31, 2006	$1,920
Year ending December 31, 2007	$1,920
Year ending December 31, 2008	$1,920
Year ending December 31, 2009	$757

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by or distributions to stockholders. Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,384	$12,109	$22,286	$33,914

Changes in comprehensive income
Foreign currency translation adjustment	(12,676)	(3,952)	(16,538)	(379)

Total comprehensive income	$(4,292)	$8,157	$5,748	$33,535

Note 9. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning January 1, 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, adoption is expected to have a material impact on its results of operations.

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

The Company’s pro forma information for the three and six months ended June 30, 2005, and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from continuing operations, as reported	$6,749	$9,078	$18,175	$27,233
Add: Stock based employee compensation expense included in income from continuing operations, net of related tax benefit	1,960	695	$5,251	$827

Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(5,996)	(4,721)	$(12,453)	$(9,473)

Pro forma income from continuing operations	$2,713	$5,052	$10,973	$18,587

Weighted Average Shares Outstanding
Basic	339,765	336,034	339,025	335,517

Diluted	341,505	338,871	340,890	338,465

Income from continuing operations per share - as reported
Basic	$0.02	$0.03	$0.05	$0.08

Diluted	$0.02	$0.03	$0.05	$0.08

Income from continuing operations per share - pro forma
Basic	$0.01	$0.02	$0.03	$0.06

Diluted	$0.01	$0.01	$0.03	$0.05

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Restricted Stock Units

During the six months ended June 30, 2005 and 2004, the Company issued restricted stock units (“RSU”) to employees under a performance share plan. All of the RSUs require future service, cliff vest over a one or three year period and are based on certain performance criteria of the Company as a condition to the delivery of the underlying shares of common stock. As of June 30, 2005 and December 31, 2004, RSUs remain outstanding and are classified as Unearned Compensation and Restricted Stock Units on the Consolidated Statements of Financial Condition.

RSUs Outstanding
Outstanding, December 31, 2003	—
Issued 3 Year RSUs	2,300
Forfeited	(80)

Outstanding, December 31, 2004	2,220

Issued 1 Year RSUs	2,245
Issued 3 Year RSUs	2,113
Forfeited	(410)

Outstanding, June 30, 2005	6,168

Stock Options

During the six months ended June 30, 2005 and 2004, the Company issued approximately 6,842 and 5,111 stock options, respectively, that vest 50% after one year and on a pro rata basis over the next 24 to 36 months.

Note 10. Discontinued Operation

On April 22, 2005, the Company entered into a definitive agreement to sell LJR to the Bank of New York for $174 million in cash. In accordance with SFAS 144, Accounting for the Disposal of Long-Lived Assets, all the assets and liabilities of LJR designated as “held for sale” are disclosed separately on the Consolidated Statements of Financial Condition for all periods presented. Additionally, the revenues and expenses associated with this business as well as all costs associated with the sale transaction have been included in Income from discontinued operations, net of tax on the Consolidated Statement of Operations for all periods presented.

The revenue and results of operations of the discontinued operations for the three and six months ended June 30, 2005, and the three and six months ended June 30, 2005, and six months ended June 30, 2004 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$36,717	$39,742	$76,178	$86,287

Pre-tax income from discontinued operation, before transaction costs	3,790	5,295	8,111	11,698
Transaction-related costs	1,000	—	1,000	—

Pre-tax income from discontinued operations	2,790	5,295	7,111	11,698
Income tax expense	1,155	2,264	3,000	5,017

Income from discontinued operations, net of tax	$1,635	$3,031	$4,111	$6,681

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Consolidated Statements of Financial Condition include Assets of discontinued operations and Liabilities of discontinued operations. The net balance of these items represents the adjusted book value of the discontinued operations in accordance with the sale of LJR. The major asset and liability classes included within these categories at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$17,153	$19,553
Cash and securities segregated under federal regulations	23,348	23,050
Receivable from broker-dealers	5,197	5,386
Commissions and other receivable, net	3,924	6,115
Fixed assets and leasehold improvements, net	121	162
Deferred tax asset, net	13,513	14,445
Other assets	151	159

Assets of discontinued operations	$63,407	$68,870

Taxes payable	$507	$—
Accounts payable, accrued expenses and other liabilities	30,224	40,498

Liabilities of discontinued operations	$30,731	$40,498

Note 11. Income Taxes

Income tax expense was $6,410 for the three months ended June 30, 2005 and $5,647 for the three months ended June 30, 2004. Our effective income tax rate was 48.7% for the three months ended June 30, 2005 and 38.3% in the comparable period in 2004. The effective tax rate for the three months ended June 30, 2005 was greater than the comparable period of 2004 primarily due to the non-deductibility of certain expenses.

Income tax expense was $12,300 for the six months ended June 30, 2005 and $19,521 for the six months ended June 30, 2004. Our effective income tax rate was 40.4% for the six months ended June 30, 2005 and 41.8% in the comparable period in 2004. The effective tax rate for the six months ended June 30, 2005 was less than the comparable period in 2004 primarily due to a portion of gains from investments being sheltered by prior capital losses in 2005.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 12. Commitments and Contingencies

Litigation

In April and May 2005, four purported class action lawsuits were filed against our company, each of our directors and Reuters, all in the Delaware Court of Chancery in and for New Castle County. The plaintiffs voluntarily dismissed one of the lawsuits. The remaining lawsuits, Donovan Spamer, et al. v. Instinet Group, Inc., et al. (Filing ID 5675328; filed on April 22, 2005), Caroline Weisz, et al. v. Instinet Group, Inc., et al. (Filing ID 5773404; filed on May 9, 2005) and Dr. Lee J. Pittman, et al. v. Instinet Group Inc., et al. (Filing ID 5773404; filed May 9, 2005) were filed on behalf of all stockholders other than the defendants and were consolidated (In re Instinet Group, Inc. Shareholders Litigation, Civil Action No. 1289-N). On June 22, 2005, plaintiffs, through their counsel, filed a consolidated amended complaint. The consolidated action is being brought on behalf of a putative class consisting of stockholders of the company who are not affiliated with the defendants. The amended complaint alleges, among other things, that defendants breached their fiduciary duties as to our public stockholders in connection with the proposed merger by approving the transaction at an allegedly unfair and inadequate price. The amended complaint seeks, among other things, class action status, an injunction against consummation of the merger, invalidation of certain provisions of the merger agreement, damages in an unspecified amount, rescission in the event the merger is consummated and attorney’s fees. Plaintiffs filed for expedited proceedings, which the Court granted on June 29, 2005. The Court has scheduled a preliminary injunction hearing for September 13, 2005. We believe we have substantial meritorious defenses with respect to the consolidated action. Other similar lawsuits containing similar allegations and requests for relief may be filed.

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

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. The Company’s aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of June 30, 2005, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Remainder of the year ending December 31, 2005	$20,998	$7,003	$13,995
Year ending December 31, 2006	37,782	12,736	25,046
Year ending December 31, 2007	34,949	13,149	21,800
Year ending December 31, 2008	33,829	13,287	20,542
Year ending December 31, 2009	33,414	13,877	19,537
Year ending December 31, 2010 and Thereafter	237,224	135,761	101,463

Total	$398,196	$195,813	$202,383

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 13. Collateral Arrangements

As of June 30, 2005 and December 31, 2004, the fair value of collateral held by the Company that could be sold or repledged totaled $134,238 and $185,511, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $131,038 and $179,853 had been sold or repledged as of June 30, 2005 and December 31, 2004, respectively, generally to cover short sales or effect deliveries of securities.

Note 14. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange and the National Association of Securities Dealers, which requires the maintenance of minimum net capital. All subsidiaries have elected to use the alternative method, which requires that they maintain minimum net capital equal to:

•	$250 for general broker-dealers;

•	$1,000 for market makers; and

•	the greater of $1,500 or 2% of aggregate debit items arising from customer transactions for clearing firms.

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	June 30, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$33,602	$250	$33,352	$24,140	$250	$23,890
Inet ATS, Inc.	22,555	1,000	21,555	29,932	1,000	28,932
Instinet Clearing Services, Inc.	15,483	1,580	13,903	7,542	1,500	6,042
Bridge Trading Company	1,012	250	762	11,227	797	10,430
Harborview, LLC	4,627	250	4,377	1,123	250	873
Island Execution Services, LLC	1,468	1,000	468	1,449	1,000	449

Total	$78,747	$4,330	$74,417	$75,413	$4,797	$70,616

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

Note 15. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments, Instinet and INET. Eliminations represent intercompany revenue and expenses. Segment operating results exclude LJR, which is treated as a discontinued operation.

Segment Operating Results

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$142,297	$117,650	$(6,987)	$252,960	$166,792	$111,059	$(4,095)	$273,756
Interest income, net	2,383	517	3,434	6,334	3,147	443	—	3,590

Total revenue, net	144,680	118,167	(3,553)	259,294	169,939	111,502	(4,095)	277,346
Total expenses	165,806	108,572	(28,243)	246,135	173,632	100,334	(11,345)	262,621

Pre-tax earnings	$(21,126)	$9,595	$24,690	$13,159	$(3,693)	$11,168	$7,250	$14,725

Quarter-end total assets	$877,234	$172,544	$661,868	$1,711,646	$1,014,575	$189,801	$681,495	$1,885,871

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$296,849	$241,988	$(14,286)	$524,551	$361,611	$230,858	$(9,780)	$582,689
Interest income, net	4,920	920	5,712	11,552	6,382	658	—	7,040

Total revenue, net	301,769	242,908	(8,574)	536,103	367,993	231,516	(9,780)	589,729
Total expenses	318,227	223,580	(36,179)	505,628	355,592	214,203	(26,820)	542,975

Pre-tax earnings	$(16,458)	$19,328	$27,605	$30,475	$12,401	$17,313	$17,040	$46,754

Note 16. Subsequent Events

Instinet Group completed the sale of LJR on July 1, 2005 to the Bank of New York for $174 million in cash.

On July 12, 2005, Instinet Group’s Board of Directors approved the payment of a special cash dividend of $0.32 per common share to Instinet Group stockholders, based upon the net after-tax proceeds of the sale of LJR. The record date for the dividend was July 29, 2005 and the payment will be made on or about August 15, 2005. Instinet Group common stock traded ex-dividend for two days prior to the record date, starting on July 27, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Instinet Group is the largest global electronic agency securities broker, and we have been providing investors with electronic trading solutions and execution services for more than 30 years. We provide sophisticated electronic trading solutions and execution services to enable buyers and sellers worldwide to trade securities directly and anonymously with each other. We also give our customers the opportunity to use our sales-trading expertise and sophisticated technology tools to interact with global securities markets, improve their trading and investment performance and lower their overall trading costs. Through our electronic platforms, our customers can access other U.S. trading venues, including NASDAQ and the NYSE and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of broker-dealers and institutional investors, such as mutual funds, pension funds, and hedge funds.

Our total revenues, net of interest expense, were $259.3 million for the three months ended June 30, 2005, a decrease from $277.3 million in the comparable period in 2004. Cost of revenues was $160.4 million in the three months ended June 30, 2005, resulting in a gross margin of $98.9 million. Cost of revenues and gross margin in the comparable period in 2004 were $158.1 million and $119.2 million, respectively.

Strategic Developments

On April 22, 2005, we announced that we entered into a definitive agreement pursuant to which The NASDAQ Stock Market Inc. (“NASDAQ”) will acquire all outstanding shares of Instinet Group for an aggregate purchase price of approximately $1.8 billion in cash or $5.10 per share on a fully diluted basis. The amount of merger consideration per share will vary based on the actual closing date, which we currently estimate to be the end of the fourth quarter, the number of vested employees’ stock plan shares outstanding and transaction costs. The per share price also reflects a payment of a special cash dividend of $0.32 per share (discussed below). Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet along with certain other Instinet Group corporate liabilities will be acquired from NASDAQ by a group led by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of Instinet Group. We also entered into a definitive agreement for the acquisition of our subsidiary, Lynch, Jones & Ryan, Inc. (“LJR”) by The Bank of New York. This sale of LJR to The Bank of New York was completed on July 1, 2005 for $174 million in cash. In the third quarter of 2005, we expect to record a net after tax gain related to this sale. LJR is shown as a discontinued operation for all periods presented.

On July 12, 2005, Instinet Group’s Board of Directors approved the payment of a special cash dividend of $0.32 per common share to Instinet Group stockholders, based upon the net after-tax proceeds of the sale of LJR. The record date for the dividend will be July 29, 2005 and the payment will be made on or about August 15, 2005. Instinet Group stock will trade ex-dividend for two days prior to the record date, starting on July 27, 2005. The dividend will result in a reduction in the merger consideration to be received by shareholders in the transaction with NASDAQ.

The acquisition of Instinet Group by NASDAQ, and the subsequent Silver Lake Partners transaction, are subject to customary conditions, including the approval of the NASDAQ merger by Instinet Group’s shareholders, the sale of LJR, as well as regulatory approvals. Reuters, with an approximate 62% stake in Instinet Group, has agreed to vote in favor of the NASDAQ merger. All parties have agreed to seek all required regulatory approvals promptly, including SEC approval and approval under the Hart-Scott Rodino Antitrust Improvements Act, and will make efforts to complete the transaction by year-end.

On June 17, 2005 the Department of Justice (“DOJ”) issued a Request for Additional Information and Documentary Materials (a “second request”) to Instinet Group and NASDAQ in connection with the DOJ’s investigation under the Hart-Scott Rodino Antitrust Improvements Act of the pending acquisition of Instinet Group by NASDAQ. The parties anticipated receiving this request and continue to work with the DOJ.

In accordance with the provisions of the NASDAQ merger agreement, we are required to receive written consent from NASDAQ and Silver Lake Partners prior to undertaking certain actions including actions relating to capital expenditures, dividend payments, share issuances, acquisitions, debt incurrence, amendments to our charter or bylaws and material contracts or other material transactions. We cannot assure you that we will receive NASDAQ and Silver Lake Partners’ consent to undertake these actions, which could impact the operation of our business.

On March 31, 2005, we acquired Bridge Trading Company (“Bridge”), an agency execution broker, from Reuters for 3,751,527 shares of Instinet Group’s common stock, valued at approximately $21.5 million. All historical information has been restated to include Bridge as if Bridge had been a wholly-owned subsidiary of Instinet Group since it was acquired by Reuters in September 2001. This acquisition was accounted for as a transfer of entities under common control. Bridge is included in the results of the Instinet business segment.

Business Environment

Total U.S. equity share volume decreased 2.4% during the second quarter of 2005 over the first quarter of 2005 but increased 6.8% over the second quarter of 2004. NASDAQ-listed equity share volume decreased 7.5% in the second quarter of 2005 over the first quarter of 2005 but increased 3.9% over the second quarter of 2004. Outside of the U.S., market volumes were higher during the second quarter of 2005 compared to the first quarter of 2005, with international market consideration, or total trading value, increasing 12.8%. Total international market consideration increased 4.0% compared to the second quarter of 2004.

Average daily U.S. equity share volume was 3.9 million, 4.2 million and 3.8 million in the second quarter of 2005, first quarter of 2005 and second quarter of 2004, respectively. There were 64, 61 and 62 trading days in the second quarter of 2005, first quarter of 2005 and second quarter of 2004, respectively.

Market Share and Market Volumes

During the three months ended June 30, 2005, trading volumes in the U.S. equity markets increased 6.8% to 252.1 billion shares from 236.0 billion shares in the comparable period in 2004. Total NASDAQ-listed share volume increased 3.9% to 111.7 billion shares for the three months ended June 30, 2005 from 107.6 billion shares in the comparable period in 2004. U.S. exchange-listed share volume increased 9.3% to 140.4 billion shares for the three months ended June 30, 2005 from 128.5 billion shares in the comparable period in 2004.

Instinet’s overall market share decreased to 2.4% or 6.0 billion shares of total U.S. equity trading volume compared to 2.7% or 6.3 billion shares in the comparable period in 2004. Instinet’s international market consideration increased 4.0% from the second quarter of 2004.

INET’s overall market share increased to 13.6% or 34.4 billion shares of total U.S. market share volume, which comprised 26.0% or 29.0 billion shares of NASDAQ-listed share volume, and 3.9% or 5.4 billion shares of U.S. exchange-listed share volume, for the three months ended June 30, 2005. In the comparable 2004 period, INET’s overall market share was 13.2% or 31.2 billion shares of total U.S. market share volume, which comprised 25.0% or 26.8 billion shares of NASDAQ-listed share volume, and 3.4% or 4.4 billion shares of U.S. exchange-listed share volume.

Cost Reductions

In response to the intense competitive environment in the United States and our price reduction actions, we began a series of cost-cutting efforts in 2001 that have continued through the second quarter of 2005. In connection with these cost-cutting efforts, which primarily involved headcount reductions and office closures, we recorded severance charges of $15.9 million in the second quarter of 2005.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include valuation of investments, accounting for goodwill and intangible assets, allowance for doubtful accounts, accounting for restructurings and accounting for income taxes.

Valuation of Investments

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

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the three months ended June 30, 2005, we increased the carrying value of our investment in NASDAQ by $10.8 million, based upon the closing market price per share on June 30, 2005. During the three months ended June 30, 2005, we recorded a gain of $14.7 million as a result of liquidating our investment in Archipelago Holding, Inc.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. If a customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of June 30, 2005 decreased to $15.6 million from $18.8 million as of December 31, 2004 primarily due to recoveries of aged customer receivables.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments for the three and six months ended June 30, 2005 and 2004.

Accounting for Restructurings

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

Key Statistical Information

The following table presents operating data for our two business segments.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
U.S. Market
Trade Days	64	62	125	124

Average daily NASDAQ-listed equity share volume (millions)	1,746	1,735	1,860	1,882
Average daily U.S. exchange-listed equity share volume (millions)	2,193	2,072	2,222	2,164

Average daily U.S. equity share volume (millions)	3,939	3,807	4,082	4,046

Total U.S. equity share volume (millions)	252,113	236,023	510,303	501,708

Instinet, The Unconflicted Institutional Broker
A. U.S. Equities [1]

Our total average daily volume (million shares)	93	101	102	106
Our share of total market	2.4%	2.7%	2.5%	2.6%

Our average daily volume (million shares) - Institutional and Crossing	61	77	69	83
Average amount charged to client per share (cents per share) [2] - Institutional and Crossing	1.38	1.49	1.36	1.47

Our average daily volume (million shares) - Institutional Correspondents	32	24	33	23
Average amount charged to client per share (cents per share) [2] - Institutional Correspondents	0.05	0.08	0.05	0.10

B. Non-US Equities [3]
Our average daily consideration (millions)	$907	$901	$876	$917
Average basis points charged to client per consideration traded	4.5	5.2	4.7	5.3

INET, The electronic marketplace
A. Our Matched Average Daily Volume [4]

Our NASDAQ-listed equity share volume (million shares)	453	433	486	469
Our share of total market	26.0%	25.0%	26.1%	24.9%

Our U.S. exchange-listed equity share volume (million shares)	85	71	78	68
Our share of total market	3.9%	3.4%	3.5%	3.1%

Our total U.S. equity share volume (million shares)	538	504	564	537
Our share of total market	13.6%	13.2%	13.8%	13.3%

B. Our Routed Average Daily Volume (million shares) [5]	180	115	162	103

Headcount [6]	885	1,069	885	1,069

1	For a description of how we calculate Instinet’s share volumes, see- “Calculation of Volume - Instinet, The Institutional Broker.”
2	The amount charged per share is the average cents per share charged net of soft dollar expenses.
3	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.
4	For a description of how we calculate INET’s share volumes, see- “Calculation of Volume - INET, The electronic marketplace.”
5	Routed volume reflects transactions where the trade was not matched on INET.
6	Instinet Group headcount is as of the end of the reporting period, includes Bridge and excludes LJR for all periods presented.

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

Institutional and Crossing customers comprise certain U.S. buy-side clients, all of the clients of Bridge and our international business. They include fund managers, pension plans, hedge funds and other clients. Crossing includes order flow from both buy-side and sell-side clients who execute through our crossing networks.

Institutional Correspondents represent our direct market access U.S. buy-side clients.

All periods presented incorporate Bridge, which was acquired on March 31, 2005, and exclude LJR, which is treated as a discontinued operation.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

($ In millions) (Unaudited)	Three Months Ended				Percentage of Total Revenues, Net
	June 30, 2005	June 30, 2004	$ Change	% Change	2005	2004
Revenue
Transaction fees	$253.0	$273.8	$(20.8)	-7.6%	97.6%	98.7%

Interest income	7.1	4.4	2.7	61.4%	2.7%	1.6%
Interest expense	(0.7)	(0.8)	0.1	-12.5%	-0.3%	-0.3%

Interest income, net	6.3	3.6	2.7	75.0%	2.4%	1.3%

Total revenues, net	259.3	277.3	(18.0)	-6.5%	100.0%	100.0%

Cost of Revenues
Soft dollar	36.3	43.9	(7.6)	-17.3%	14.0%	15.8%
Broker-dealer rebates	68.0	62.4	5.6	9.0%	26.2%	22.5%
Brokerage, clearing and exchange fees	56.1	51.8	4.3	8.3%	21.6%	18.7%

Total cost of revenues	160.4	158.1	2.3	1.5%	61.9%	57.0%

Gross margin	98.9	119.2	(20.3)	-17.0%	38.1%	43.0%

Direct Expenses
Compensation and benefits	61.0	53.5	7.5	14.0%	23.5%	19.3%
Communications and equipment	14.1	17.0	(2.9)	-17.1%	5.4%	6.1%
Depreciation and amortization	10.4	16.3	(5.9)	-36.2%	4.0%	5.9%
Occupancy	9.8	9.4	0.4	4.3%	3.8%	3.4%
Professional fees	10.8	8.2	2.6	31.7%	4.2%	3.0%
Marketing and business development	1.6	4.8	(3.2)	-66.7%	0.6%	1.7%
Other	2.8	2.5	0.3	12.0%	1.1%	0.9%

Total direct expenses	110.4	111.7	(1.3)	-1.2%	42.6%	40.3%

Contractual settlement	—	(7.3)	7.3	-100.0%	0.0%	-2.6%
Investments	(24.7)	—	(24.7)	—	-9.5%	0.0%
Insurance recovery	—	—	—	—	0.0%	0.0%

Total expenses	246.1	262.6	(16.5)	-6.3%	94.9%	94.7%

Income from continuing operations before income taxes	13.2	14.7	(1.5)	-10.2%	5.1%	5.3%
Income tax expense	6.4	5.6	0.8	14.3%	2.5%	2.0%

Net income from continuing operations	6.7	9.1	(2.4)	-26.4%	2.6%	3.3%
Income from discontinued operations, net of tax	1.6	3.0	(1.4)	-46.7%	0.6%	1.1%

Net income	$8.4	$12.1	$(3.7)	-30.6%	3.2%	4.4%

Overview

Our income from continuing operations was $6.7 million for the three months ended June 30, 2005 compared to $9.1 million in the comparable period in 2004. Our net revenues decreased 6.5% to $259.3 million for the three months ended June 30, 2005 from $277.3 million in the comparable period in 2004 primarily due to a lower average price charged to clients per share. Total expenses decreased 6.3% to $246.1 million for the three months ended June 30, 2005 from $262.6 million in the comparable period in 2004. Cost of revenues increased 1.5% to $160.4 million for the three months ended June 30, 2005 from $158.1 million in the comparable period in 2004 due to increases in broker-dealer rebates and brokerage, clearing and exchange fees partially offset by a decrease in soft dollar expenses. Cost of revenues as a percentage of total revenues increased to 61.9% from 57.0% primarily due to a lower average price charged per share. Direct expenses were down 1.2% to $110.4 million from $111.7 million.

Revenues

Transaction fees

Transaction fee revenue decreased 7.6% to $253.0 million for the three months ended June 30, 2005 from $273.8 million for the three months ended June 30, 2004. The decrease was primarily due to a decline in institutional pricing as well as shifts in the mix towards lower priced trading.

Interest income, net

Interest income, net increased 75.0% to $6.3 million for the three months ended June 30, 2005 from $3.6 million in the comparable period in 2004. This increase was primarily due to higher interest rates.

Cost of Revenues

Soft dollar

Soft dollar expense decreased 17.3% to $36.3 million for the three months ended June 30, 2005 from $43.9 million in the comparable period in 2004. This expense is offset by soft dollar revenues. The decrease was primarily due to decreases in volume from our soft dollar clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 9.0% to $68.0 million for the three months ended June 30, 2005 from $62.4 million in the comparable period in 2004. The increase was primarily due to increased transaction volumes as well as a modification of INET’s rebate tier structure, resulting in a greater volume of transactions that qualified for higher rebates. Broker-dealer rebates as a percentage of revenues, net increased as a result of these changes.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 8.3% to $56.1 million for the three months ended June 30, 2005 from $51.8 million in the comparable period in 2004. The increase was primarily due to higher overall transaction volumes and an increase in INET’s routed volume.

Gross Margin

Gross margin decreased 17.0% to $98.9 million for the three months ended June 30, 2005 from $119.2 million in the comparable period in 2004. The decrease was primarily due to our lower overall average pricing combined with an increase in broker dealer rebates and brokerage, clearing and exchange fees.

Expenses

Compensation and benefits expense

Compensation and benefits expense increased 14.0% to $61.0 million for the three months ended June 30, 2005 from $53.5 million in the comparable period in 2004. This increase was primarily due to severance charges totaling $15.9 million, partially offset by a decrease in worldwide headcount as part of our cost reduction initiatives and decreased stock-based and incentive compensation. The $15.9 million severance charge is part of a cost reduction plan through which the company expects to reduce its headcount by 150 employees from the second quarter to the fourth quarter of 2005. Our total headcount decreased to 885 employees as of June 30, 2005 from 1,069 employees as of June 30, 2004.

Communications and equipment

Communications and equipment expense decreased 17.1% to $14.1 million for the three months ended June 30, 2005 from $17.0 million in the comparable period in 2004. This decrease was primarily due to lower client and firm communication, and maintenance expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 36.2% to $10.4 million for the three months ended June 30, 2005 from $16.3 million in the comparable period in 2004. This decrease was primarily due to disposals of technology assets and furniture and fixtures throughout 2004 and assets becoming fully depreciated during 2005.

Occupancy

Occupancy expense increased 4.3% to $9.8 million for the three months ended June 30, 2005 from $9.4 million in the comparable period in 2004. This increase was primarily due to higher operating costs in our New York City office compared to the three months ended June 30, 2004.

Professional fees

Professional fees increased 31.7% to $10.8 million for the three months ended June 30, 2005 from $8.2 million in the comparable period in 2004. This increase was primarily due to advisory fees related to the pending merger with NASDAQ.

Marketing and business development

Marketing and business development expense decreased 66.7% to $1.6 million for the three months ended June 30, 2005 from $4.8 million in the comparable period in 2004. This decrease was primarily due to lower advertising expense.

Other expenses

Other expenses increased 12.0% to $2.8 million for the three months ended June 30, 2005 from $2.5 million in the comparable period in 2004. The increase was primarily a result of higher regulatory related and bad debt expenses.

Contractual settlement

For the three months ended June 30, 2004, we received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in the final settlement of an execution contract.

Investments

Net gains on our investments were $24.7 million for the three months ended June 30, 2005 while no gains or losses were reported in the comparable period in 2004. We increased the carrying value of our investment in NASDAQ by $10.8 million to reflect the closing market price per share on June 30, 2005. In addition, we liquidated our investment in Archipelago Holding, Inc., resulting in a recognized gain of $14.7 million in the three months ended June 30, 2005.

Income tax provision

Our provision for taxes was $6.4 million for the three months ended June 30, 2005 compared to a provision of $5.6 million in the comparable period in 2004. Our effective income tax rate was 48.7% for the three months ended June 30, 2005 and 38.3% in the comparable period in 2004. The effective tax rate for the three months ended June 30, 2005 was greater than the comparable period in 2004 primarily due to the non-deductibility of certain expenses.

Discontinued operations

On April 22, it was announced that we entered into a definitive agreement for the acquisition of our subsidiary, LJR by The Bank of New York. The sale of LJR to The Bank of New York was completed on July 1, 2005. LJR is shown as a discontinued operation for all periods presented. Income from the discontinued operations of LJR, net of tax was $1.6 million for the three months ended June 30, 2005 compared to $3.0 million for the three months ended June 30, 2004. Net income from continuing operations, income from discontinued operations, net of tax, and soft dollar line items in our Consolidated Statements of Operations have been revised from the previously announced disclosure in our earnings release dated July 22, 2005 due to a computational error.

OPERATING RESULTS BY SEGMENT

(Unaudited) (In thousands)	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenue
Transaction fees	$142,297	$117,650	$(6,987)	$252,960	$166,792	$111,059	$(4,095)	$273,756

Interest income, net	2,383	517	3,434	6,334	3,147	443	—	3,590

Total revenue, net	144,680	118,167	(3,553)	259,294	169,939	111,502	(4,095)	277,346

Cost of revenues
Soft dollar	36,260	—	—	36,260	43,936	—	—	43,936
Broker-dealer rebates	—	67,992	—	67,992	—	62,388	—	62,388
Brokerage, clearing and exchange fees	37,898	25,230	(6,987)	56,141	36,311	19,591	(4,095)	51,807

Total cost of revenues	74,158	93,222	(6,987)	160,393	80,247	81,979	(4,095)	158,131

Gross margin	70,522	24,945	3,434	98,901	89,692	29,523	—	119,215

Direct Expenses
Compensation and benefits	47,385	4,116	9,546	61,047	45,257	3,072	5,125	53,454
Communications and equipment	12,217	1,556	319	14,092	14,996	1,501	492	16,989
Depreciation and amortization	8,187	1,977	218	10,382	13,652	2,411	238	16,301
Occupancy	7,296	518	1,955	9,769	8,051	384	1,014	9,449
Professional fees	3,550	443	6,822	10,815	4,914	603	2,644	8,161
Marketing and business development	1,194	234	131	1,559	2,611	1,346	888	4,845
Other	2,454	(200)	514	2,768	2,510	(502)	533	2,541
Technology service company charges	(1,344)	1,344	—	—	(6,664)	6,664	—	—
Corporate overhead charges	10,709	5,362	(16,071)	—	8,058	2,876	(10,934)	—

Total direct expenses	91,648	15,350	3,434	110,432	93,385	18,355	—	111,740

Restructuring	—	—	—	—	—	—	—	—
Goodwill and intangible asset impairment	—	—	—	—	—	—	—	—
Contractual settlement	—	—	—	—	—	—	(7,250)	(7,250)
Investments	—	—	(24,690)	(24,690)	—	—	—	—
Insurance recovery	—	—	—	—	—	—	—	—

Total expenses	165,806	108,572	(28,243)	246,135	173,632	100,334	(11,345)	262,621

Net income (loss) from continuing operations before income taxes	$(21,126)	$9,595	$24,690	$13,159	$(3,693)	$11,168	$7,250	$14,725

Instinet

Total revenues, net of interest expense, were down 14.9% to $144.7 million for the three months ended June 30, 2005 from $169.9 million in the comparable period in 2004 primarily due to lower transaction volumes in U.S. equity securities, and a decline in average amounts charged to our clients per share. Total average daily volume of U.S. equities was 93 million shares for the three months ended June 30, 2005, down 7.9% from 101 million shares for the three months ended June 30, 2004. Average daily international consideration traded increased 0.6% to $907 million from $901 million in the comparable period in 2004 while the average basis points charged to our clients decreased 13.2% to 4.5 basis points from 5.2 basis points.

Cost of revenues was down 7.6% to $74.2 million for the three months ended June 30, 2005 from $80.2 million in the comparable period in 2004 due to decreases in volume from our soft dollar clients, partially offset by higher brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 51.3% for the three months ended June 30, 2005 and 47.2% in the comparable period in 2004.

Gross margin decreased 21.4% to $70.5 million for the three months ended June 30, 2005 from $89.7 million in the comparable period in 2004 primarily due to lower average amounts charged to our clients per share.

Direct expenses decreased 1.9% to $91.6 million for the three months ended June 30, 2005 from $93.4 million in the comparable period in 2004 primarily due to lower depreciation expense, and communication and equipment expenses, partially offset by lower usage by INET of Instinet’s technology resources, higher corporate overhead charges and higher compensation and benefits expenses.

Net loss from continuing operations before income taxes was $21.1 million for the three months ended June 30, 2005 and $3.7 million for the three months ended June 30, 2004.

INET

Total revenues, net of interest expense, were up 6.0% to $118.2 million for the three months ended June 30, 2005 from $111.5 million in the comparable period in 2004 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 6.7% in total average matched daily volume to 538 million shares from 504 million shares, partially offset by lower amount per share charged to our clients.

Cost of revenues was up 13.7% to $93.2 million for the three months ended June 30, 2005 from $82.0 million in the comparable period in 2004 primarily due to a modification of the rebate tier structure, resulting in a greater volume of transactions qualifying for higher rebates, and increased transaction volume routed to other market destinations, resulting in higher brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 78.9% for the three months ended June 30, 2005 and 73.5% in the comparable period in 2004.

Gross margin decreased 15.5% to $24.9 million for the three months ended June 30, 2005 from $29.5 million in the comparable period in 2004 primarily due to increased broker-dealer rebates and routed transaction volume.

Direct expenses decreased 16.4% to $15.4 million for the three months ended June 30, 2005 from $18.4 million in the comparable period in 2004 primarily due to decreased reliance on Instinet’s technology resources, partially offset by higher corporate overhead and higher compensation and benefits.

Net income from continuing operations before income taxes for the three months ended June 30, 2005 was $9.6 million and $11.2 million for the three months ended June 30, 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

($ In millions) (Unaudited)	Six Months Ended				Percentage of Total Revenues, Net
	June 30, 2005	June 30, 2004	$ Change	% Change	2005	2004

Revenue
Transaction fees	$524.6	$582.7	$(58.1)	-10.0%	97.9%	98.8%
Interest income	13.1	8.9	4.2	47.2%	2.4%	1.5%
Interest expense	(1.6)	(1.8)	0.2	-11.1%	-0.3%	-0.3%

Interest income, net	11.6	7.0	4.6	65.7%	2.2%	1.2%

Total revenues, net	536.1	589.7	(53.6)	-9.1%	100.0%	100.0%

Cost of Revenues
Soft dollar	76.7	91.7	(15.0)	-16.4%	14.3%	15.6%
Broker-dealer rebates	141.0	130.5	10.5	8.0%	26.3%	22.1%
Brokerage, clearing and exchange fees	108.8	112.2	(3.4)	-3.0%	20.3%	19.0%

Total cost of revenues	326.6	334.5	(7.9)	-2.4%	60.9%	56.7%

Gross margin	209.6	255.3	(45.7)	-17.9%	39.1%	43.3%

Direct Expenses
Compensation and benefits	109.9	109.9	—	0.0%	20.5%	18.6%
Communications and equipment	27.4	38.8	(11.4)	-29.4%	5.1%	6.6%
Depreciation and amortization	20.5	31.8	(11.3)	-35.5%	3.8%	5.4%
Occupancy	19.9	18.8	1.1	5.9%	3.7%	3.2%
Professional fees	17.9	13.2	4.7	35.6%	3.3%	2.2%
Marketing and business development	2.7	7.9	(5.2)	-65.8%	0.5%	1.3%
Other	8.4	5.2	3.2	61.5%	1.6%	0.9%

Total direct expenses	206.7	225.5	(18.8)	-8.3%	38.6%	38.2%

Contractual settlement	—	(7.3)	7.3	-100.0%	0.0%	-1.2%
Investments	(27.6)	(4.7)	(22.9)	—	-5.1%	-0.8%
Insurance recovery	—	(5.1)	5.1	—	0.0%	-0.9%

Total expenses	505.6	543.0	(37.4)	-6.9%	94.3%	92.1%

Income from continuing operations before income taxes	30.5	46.8	(16.3)	-34.8%	5.7%	7.9%
Income tax expense	12.3	19.5	(7.2)	-36.9%	2.3%	3.3%

Net income from continuing operations	18.2	27.2	(9.0)	-33.1%	3.4%	4.6%
Income from discontinued operations, net of tax	4.1	6.7	(2.6)	-38.8%	0.8%	1.1%

Net income	$22.3	$33.9	$(11.6)	-34.2%	4.2%	5.7%

Overview

Our income from continuing operations was $18.2 million for the six months ended June 30, 2005 compared to $27.2 million in the comparable period in 2004. Our net revenues decreased 9.1% to $536.1 million for the six months ended June 30, 2005 from $589.7 million in the comparable period in 2004 primarily due to a lower average price charged to clients per share. Total expenses decreased 6.9% to $505.6 million for the six months ended June 30, 2005 from $543.0 million in the comparable period in 2004. Cost of revenues decreased 2.4% to $326.6 million for the six months ended June 30, 2005 from $334.5 million in the comparable period in 2004 due to decreases in soft dollar expenses and brokerage, clearing and exchange fees, partially offset by an increase in broker-dealer rebates. Cost of revenues as a percentage of total revenues increased to 60.9% from 56.7% primarily due to a lower average price charged per share. Direct expenses were down 8.3% to $206.7 million from $225.5 million.

Revenues

Transaction fees

Transaction fee revenue decreased 10.0% to $524.6 million for the six months ended June 30, 2005 from $582.7 million for the six months ended June 30, 2004. The decrease was primarily due to a decline in institutional pricing as well as shifts in the mix towards lower priced trading.

Interest income, net

Interest income, net increased 65.7% to $11.6 million for the six months ended June 30, 2005 from $7.0 million in the comparable period in 2004. This increase was primarily due to higher interest rates.

Cost of Revenues

Soft dollar

Soft dollar expense decreased 16.4% to $76.7 million for the six months ended June 30, 2005 from $91.7 million in the comparable period in 2004. This expense is offset by soft dollar revenues. The decrease was primarily due to decreases in volume from our soft dollar clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 8.0% to $141.0 million for the six months ended June 30, 2005 from $130.5 million in the comparable period in 2004. The increase was primarily due to increased transaction volumes as well as a modification of INET’s rebate tier structure, resulting in a greater volume of transactions that qualified for higher rebates. Broker-dealer rebates as a percentage of revenues, net increased as a result of these changes.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees decreased 3.4% to $108.8 million for the six months ended June 30, 2005 from $112.2 million in the comparable period in 2004. The decrease was primarily due to lower international revenues resulting in lower clearing expenses, partially offset by an increase in INET’s routed volume.

Gross Margin

Gross margin decreased 17.9% to $209.6 million for the six months ended June 30, 2005 from $255.3 million in the comparable period in 2004. The decrease was primarily due to our lower overall average pricing combined with an increase in broker dealer rebates.

Expenses

Compensation and benefits expense

Compensation and benefits expense were $109.9 million for both the six months ended June 30, 2005 and 2004. We have experienced a decrease in worldwide headcount as part of our cost reduction initiatives and decreased stock-based and incentive compensation during the six months ended June 30, 2005 which have been offset by severance charges totaling $15.1 million. The severance charges are part of a cost reduction plan through which the company expects to reduce its headcount by 150 employees from the second quarter to the fourth quarter of 2005. Our total headcount decreased to 885 employees as of June 30, 2005 from 1,069 employees as of June 30, 2004.

Communications and equipment

Communications and equipment expense decreased 29.4% to $27.4 million for the six months ended June 30, 2005 from $38.8 million in the comparable period in 2004. This decrease was primarily due to lower client and firm communication and maintenance expenses and our consolidation of the order flow of our two ECNs (the Instinet ECN and Island ECN), which was substantially completed by the end of the first quarter of 2004. This decreased our communications and equipment expense as a percentage of revenues, net.

Depreciation and amortization

Depreciation and amortization expense decreased 35.5% to $20.5 million for the six months ended June 30, 2005 from $31.8 million in the comparable period in 2004. This decrease was primarily due to disposals of technology assets and furniture and fixtures throughout 2004 and assets becoming fully depreciated throughout 2005.

Occupancy

Occupancy expense increased 5.9% to $19.9 million for the six months ended June 30, 2005 from $18.8 million in the comparable period in 2004. This increase was primarily due to higher operating costs in our New York City office compared to the six months ended June 30, 2004.

Professional fees

Professional fees increased 35.6% to $17.9 million for the six months ended June 30, 2005 from $13.2 million in the comparable period in 2004. This increase was primarily due to advisory fees related to the pending merger with NASDAQ and our acquisition of Bridge.

Marketing and business development

Marketing and business development expense decreased 65.8% to $2.7 million for the six months ended June 30, 2005 from $7.9 million in the comparable period in 2004. This decrease was primarily due to lower advertising expense.

Other expenses

Other expenses increased 61.5% to $8.4 million for the six months ended June 30, 2005 from $5.2 million in the comparable period in 2004. The increase was primarily a result of higher legal and regulatory related expenses and bad debt expenses.

Contractual settlement

For the six months ended June 30, 2004, we received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in the final settlement of an execution contract.

Investments

Net gains on our investments were $27.6 million for the six months ended June 30, 2005 compared with gains of $4.7 million in the six months ended June 30, 2004. We increased the carrying value of our investment in NASDAQ by $17.5 million to reflect the closing market price per share on June 30, 2005. In addition, we liquidated our interests in Archipelago Holding, Inc., resulting in a recognized gain of $11.0 million during the six months ended June 30, 2005.

Insurance Recovery

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the six months ended June 30, 2004. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision

Our provision for taxes was $12.3 million for the six months ended June 30, 2005 compared to a provision of $19.5 million in the comparable period in 2004. Our effective income tax rate was 40.4% for the six months ended June 30, 2005 and 41.8% in the comparable period in 2004. The effective tax rate for the six months ended June 30, 2005 was less than the comparable period in 2004 primarily due to a portion of gains from investments being sheltered by capital losses in 2005.

Discontinued operations

On April 22, it was announced that we entered into a definitive agreement for the acquisition of our subsidiary, LJR by The Bank of New York. This sale of LJR to The Bank of New York was completed on July 1, 2005. LJR is shown as a discontinued operation for all periods presented. Income from the discontinued operations of LJR, net of tax was $4.1 million for the six months ended June 30, 2005 compared to $6.7 million for the six months ended June 30, 2004. Net income from continuing operations, income from discontinued operations, net of tax, and soft dollar line items in our Consolidated Statements of Operations have been revised from the previously announced disclosure in our earnings release dated July 22, 2005 due to a computational error.

OPERATING RESULTS BY SEGMENT

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
(Unaudited) (In thousands)	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenue
Transaction fees	$296,849	$241,988	$(14,286)	$524,551	$361,611	$230,858	$(9,780)	$582,689
Interest income, net	4,920	920	5,712	11,552	6,382	658	—	7,040

Total revenue, net	301,769	242,908	(8,574)	536,103	367,993	231,516	(9,780)	589,729

Cost of revenues
Soft dollar	76,713	—	—	76,713	91,721	—	—	91,721
Broker-dealer rebates	—	141,012	—	141,012	—	130,535	—	130,535
Brokerage, clearing and exchange fees	74,127	48,987	(14,286)	108,828	80,961	41,035	(9,780)	112,216

Total cost of revenues	150,840	189,999	(14,286)	326,553	172,682	171,570	(9,780)	334,472

Gross margin	150,929	52,909	5,712	209,550	195,311	59,946	—	255,257

Direct Expenses
Compensation and benefits	80,941	8,489	20,493	109,923	87,264	6,880	15,709	109,853
Communications and equipment	23,725	2,829	806	27,360	31,685	5,844	1,260	38,789
Depreciation and amortization	16,063	3,971	476	20,510	26,130	4,994	652	31,776
Occupancy	14,739	954	4,231	19,924	16,347	953	1,546	18,846
Professional fees	7,435	569	9,923	17,927	7,910	880	4,368	13,158
Marketing and business development	2,163	363	144	2,670	5,163	2,068	699	7,930
Other	5,705	1,125	1,536	8,366	4,689	(625)	1,127	5,191
Technology service company charges	(4,773)	4,773	—	—	(14,810)	14,810	—	—
Corporate overhead charges	21,389	10,508	(31,897)	—	18,532	6,829	(25,361)	—

Total direct expenses	167,387	33,581	5,712	206,680	182,910	42,633	—	225,543

Restructuring	—	—	—	—	—	—	—	—
Goodwill and intangible asset impairment	—	—	—	—	—	—	—	—
Contractual settlement	—	—	—	—	—	—	(7,250)	(7,250)
Investments	—	—	(27,605)	(27,605)	—	—	(4,674)	(4,674)
Insurance recovery	—	—	—	—	—	—	(5,116)	(5,116)

Total expenses	318,227	223,580	(36,179)	505,628	355,592	214,203	(26,820)	542,975

Net income (loss) from continuing operations before income taxes	$(16,458)	$19,328	$27,605	$30,475	$12,401	$17,313	$17,040	$46,754

Instinet

Total revenues, net of interest expense, were down 18.0% to $301.8 million for the six months ended June 30, 2005 from $368.0 million in the comparable period in 2004 primarily due to lower transaction volumes in U.S. and non-U.S. equity securities, and a decline in average amounts charged to our clients per share. Total average daily volume of U.S. equities was 102 million shares for the six months ended June 30, 2005, down 3.8% from 106 million shares for the six months ended June 30, 2004. Average daily international consideration traded decreased 4.5% to $876 million from $917 million in the comparable period in 2004 and the average basis points charged to our clients decreased 11.3% to 4.7 basis points from 5.3 basis points.

Cost of revenues was down 12.6% to $150.8 million for the six months ended June 30, 2005 from $172.7 million in the comparable period in 2004 due to decreases in volume from our soft dollar clients, and lower brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 50.0% for the six months ended June 30, 2005 and 46.9% in the comparable period in 2004.

Gross margin decreased 22.7% to $150.9 million for the six months ended June 30, 2005 from $195.3 million in the comparable period in 2004 primarily due to lower average amounts charged to our clients per share.

Direct expenses decreased 8.5% to $167.4 million for the six months ended June 30, 2005 from

$182.9 million in the comparable period in 2004 primarily due to lower depreciation expense, communication and equipment expenses, and compensation and benefits expenses, partially offset by lower usage by INET of Instinet’s technology resources, and higher corporate overhead charges.

Net loss from continuing operations before income taxes was $16.5 million for the six months ended June 30, 2005 and net income from continuing operations before income taxes was $12.4 million for the six months ended June 30, 2004.

INET

Total revenues, net of interest expense, were up 4.9% to $242.9 million for the six months ended June 30, 2005 from $231.5 million in the comparable period in 2004 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 5.0% in total average matched daily volume to 564 million shares from 537 million shares, partially offset by lower amount per share charged to our clients.

Cost of revenues was up 10.7% to $190.0 million for the six months ended June 30, 2005 from $171.6 million in the comparable period in 2004 primarily due to a modification of the rebate tier structure, resulting in a greater volume of transactions qualifying for higher rebates, and increased transaction volume routed to other market destinations, resulting in higher brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 78.2% for the six months ended June 30, 2005 and 74.1% in the comparable period in 2004.

Gross margin decreased 11.7% to $52.9 million for the six months ended June 30, 2005 from $59.9 million in the comparable period in 2004 primarily due to increased broker-dealer rebates and routed transaction volume.

Direct expenses decreased 21.2% to $33.6 million for the six months ended June 30, 2005 from $42.6 million in the comparable period in 2004 primarily due to decreased reliance on Instinet’s technology resources and lower communication and equipment expenses, partially offset by higher corporate overhead and compensation and benefits.

Net income from continuing operations before income taxes for the six months ended June 30, 2005 was $19.3 million and $17.3 million for the six months ended June 30, 2004.

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

Cash and cash equivalents and assets readily convertible into cash, accounted for 77.4% and 78.6% of our total assets as of June 30, 2005 and December 31, 2004, respectively. Cash and cash equivalents decreased to $858.5 million as of June 30, 2005 from $905.0 million as of December 31, 2004.

Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, securities loaned, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Operating Activities. Net cash used in operating activities from continuing operations was $72.4 million for the six months ended June 30, 2005 compared with $31.5 million for the six months ended June 30, 2004. We experienced an increase in cash used in customer settlement activities and annual compensation payments related to 2004 incentive compensation in the six months ended June 30, 2005.

Investing Activities. Net cash provided by investing activities was $37.1 million for the six months ended June 30, 2005 compared with $100.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, we generated $47.9 million from the sale or maturity of our securities owned, net of purchases, partially offset by $8.3 million in purchases of fixed assets and leasehold improvements and $2.4 million invested in discontinued operations. For the six months ended June 30, 2004, we generated $100.0 million from the sale or maturity of securities owned, net of purchases, and we received $5.1 million of insurance proceeds, partially offset by $5.2 million purchases of fixed assets and leasehold improvements.

Financing Activities. Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2005 compared with $8.3 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, we generated $8.4 million from proceeds from our short-term borrowings, net of repayments, and $5.1 million from the issuance of common stock compared to $2.7 million and $5.6 million, respectively, for the six months ended June 30, 2004. In addition, we paid an $8.1 million dividend to Reuters as part of our acquisition of Bridge during the six months ended June 30, 2005.

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

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Operating leases for office space	$202.4	$24.4	$65.1	$43.5	$69.4

Other Obligations

As of June 30, 2005 and December 31, 2004, we had letter of credit agreements and guarantees totaling $238.3 million and $263.7 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies. We pay annual fees of up to one percent of the value of the agreements.

As of June 30, 2005 and December 31, 2004, we had access to $200.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of June 30, 2005 and December 31, 2004, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of June 30, 2005 and December 31, 2004, we had access to $97.2 million and $100.3 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of June 30, 2005 and December 31, 2004, there were $15.0 million and $5.3 million, respectively, outstanding under these credit lines.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	June 30, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$33.6	$0.3	$33.4	$24.1	$0.3	$23.9
Inet ATS, Inc.	22.6	1.0	21.6	29.9	1.0	28.9
Instinet Clearing Services, Inc.	15.5	1.6	13.9	7.5	1.5	6.0
Bridge Trading Company	1.0	0.3	0.8	11.2	0.8	10.4
Harborview, LLC	4.6	0.3	4.4	1.1	0.3	0.9
Island Execution Services, LLC	1.5	1.0	0.5	1.4	1.0	0.4

Total	$78.7	$4.3	$74.4	$75.4	$4.8	$70.6

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $139.3 million and $190.3 million as collateral for securities borrowed as of June 30, 2005 and December 31, 2004, respectively. We also received $138.4 million and $133.2 million as collateral for securities loaned as of June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005 and December 31, 2004, included in commissions and other receivables is approximately $17.7 million and $15.3 million, respectively, from Archipelago Holdings, Inc. and REDIBook ECN, LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

We are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. These funds amounted to $6.2 million at June 30, 2005. No funds were required to be segregated as of December 31, 2004.

As long as Reuters owns a majority of our common stock, we will need Reuters’ consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million and any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we will receive Reuters’ consent to incur indebtedness above this amount in the future.

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	June 30, 2005	December 31, 2004
Municipal bonds	$—	$10.9
Foreign sovereign obligations	23.0	25.3

Total	$23.0	$36.2

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

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $858.5 million and $905.0 million as of June 30, 2005 and December 31, 2004, respectively. We also had short-term borrowings of $13.7 million and $5.3 million as of June 30, 2005 and December 31, 2004, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	June 30, 2005	December 31, 2004
Euros	$5.5	$6.2
Japanese yen	9.2	9.8
Canadian dollar	8.3	9.3

Total	$23.0	$25.3

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $2.1 million and $2.3 million as of June 30, 2005 and December 31, 2004, respectively.

A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 10.1%, 10.5%, 9.7% and 10.1% of our revenues for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $2.6 million, $2.9 million, $5.2 million and $6.0 million for the three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of June 30, 2005 we owned marketable securities of NASDAQ and as of December 31, 2004, we owned marketable securities of Archipelago Holdings, Inc. and NASDAQ and are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $2.5 million and $3.1 million as of June 30, 2005 and December 31, 2004, respectively.

Credit Risk on Unsettled Trades

We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the U.S. and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparty’s financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the three and six months ended June 30, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have been immaterial.

We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. For the three and six months ended June 30, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have not had a material adverse effect on our consolidated statements of operations, financial condition or cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, including our internal control over financial reporting. Based on our evaluation, our management concluded that, as of the end of the quarter ended June 30, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes In Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the sale of the Company’s subsidiary, LJR, which was completed July 1, 2005, the internal controls related to this subsidiary will no longer be applicable.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our previously reported legal and administrative proceedings, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004. Except as described below, there have been no material developments with respect to the legal and administrative proceedings.

Shareholder Actions

In April and May 2005, four purported class action lawsuits were filed against our company, each of our directors and Reuters, all in the Delaware Court of Chancery in and for New Castle County. The plaintiffs voluntarily dismissed one of the lawsuits. The remaining lawsuits, Donovan Spamer, et al. v. Instinet Group, Inc., et al. (Filing ID 5675328; filed on April 22, 2005), Caroline Weisz, et al. v. Instinet Group, Inc., et al. (Filing ID 5773404; filed on May 9, 2005) and Dr. Lee J. Pittman, et al. v. Instinet Group Inc., et al. (Filing ID 5773404; filed May 9, 2005) were filed on behalf of all stockholders other than the defendants. The three lawsuits were consolidated (In re Instinet Group, Inc. Shareholders Litigation, Civil Action No. 1289-N). On June 22, 2005, plaintiffs, through their counsel, filed a consolidated amended complaint. The consolidated action is being brought on behalf of a putative class consisting of stockholders of the company who are not affiliated with the defendants. The amended complaint alleges, among other things, that defendants breached their fiduciary duties as to our public stockholders in connection with the proposed merger by approving the transaction at an allegedly unfair and inadequate price. The amended complaint seeks, among other things, class action status, an injunction against consummation of the merger, invalidation of certain provisions of the merger agreement, damages in an unspecified amount, rescission in the event the merger is consummated and attorney’s fees. Plaintiffs filed for expedited proceedings, which the Court granted on June 29, 2005. The Court has scheduled a preliminary injunction hearing for September 13, 2005. We believe we have substantial meritorious defenses with respect to the consolidated action. Other similar lawsuits containing similar allegations and requests for relief may be filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities or share repurchases for the quarterly period ended June 30, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 16, 2005.

The following individuals were nominated and elected to serve as directors:

David J. Grigson, Edward Nicoll, Ian Strachan and Robin Josephs

The stockholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee were as follows:

NAME	VOTES FOR	VOTES WITHHELD
David J. Grigson	256,555,214	20,920,818
Edward Nicoll	256,644,434	20,831,598
Ian Strachan	265,981,724	11,494,308
Robin Josephs	268,206,704	9,269,328

2.	The reappointment of the Company’s independent auditors, PricewaterhouseCoopers LLP was approved by a count of 277,020,308 votes for, 178,828 votes against and 276896 votes abstaining.

3. The Instinet Group 2005 Annual Cash Incentive Plan was approved by a count of 264,065,291 votes for, 13,158,959 votes against and 251,781 votes abstaining.

Item 5. Other Information

None

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

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	Instinet Group 2005 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2005).

10.2*	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andrew Banhidi dated July 27, 2005.

10.3*	Compromise Agreement between Instinet Group Incorporated and Natan Tiefenbrun dated July 12, 2005.

10.4*	Employment Agreement between Instinet, LLC and Michael Bundy, dated August 4, 2005.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2005.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005

INSTINET GROUP INCORPORATED

By:	/s/ JOHN F. FAY
Name:	John F. Fay
Title:	Co-President and Chief Financial Officer

By:	/s/ TIMOTHY A. SMITH
Name:	Timothy A. Smith
Title:	Chief Accounting Officer

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

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2	Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2	Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3	Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4	Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	Instinet Group 2005 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2005).

10.2*	Settlement, Release, Covenant Not To Sue, Waiver and Non-Disclosure Agreement between Instinet Group Incorporated and Andrew Banhidi dated July 27, 2005.

10.3*	Compromise Agreement between Instinet Group Incorporated and Natan Tiefenbrun dated July 12, 2005.

10.4*	Employment Agreement between Instinet, LLC and Michael Bundy, dated August 4, 2005.

31*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2005.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2005.

*	Filed herewith