Form 10-Q
period 2005-09-30
INSTINET GROUP INC
filed 2005-11-09
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2005 there were 340,638,905 shares of the registrant’s common stock outstanding.

Instinet Group Incorporated

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2005

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Instinet Group Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Transaction fees	$246,449	$245,696	$771,000	$828,385
Interest income	9,414	4,061	22,522	12,923
Interest expense	(1,449)	(743)	(3,005)	(2,565)

Interest income, net	7,965	3,318	19,517	10,358

Total revenues, net	254,414	249,014	790,517	838,743

Cost of Revenues
Soft dollar	33,416	36,943	110,129	128,664
Broker-dealer rebates	63,811	59,859	204,823	190,394
Brokerage, clearing and exchange fees	56,467	47,078	165,295	159,294

Total cost of revenues	153,694	143,880	480,247	478,352

Gross margin	100,720	105,134	310,270	360,391

Direct Expenses
Compensation and benefits	57,390	43,467	167,313	153,320
Communications and equipment	13,655	18,775	41,015	57,564
Depreciation and amortization	13,886	13,363	34,396	45,139
Occupancy	22,804	9,351	42,728	28,197
Professional fees	11,160	7,410	29,087	20,568
Marketing and business development	1,111	2,725	3,781	10,655
Other	4,110	4,802	12,476	9,993

Total direct expenses	124,116	99,893	330,796	325,436

Contractual settlement	—	—	—	(7,250)
Investments	(8,768)	(4,031)	(36,373)	(8,705)
Insurance recovery	—	—	—	(5,116)

Total expenses	269,042	239,742	774,670	782,717

Income (loss) from continuing operations before income taxes	(14,628)	9,272	15,847	56,026
Income tax expense (benefit)	(9,779)	1,440	2,521	20,961

Net income (loss) from continuing operations	(4,849)	7,832	13,326	35,065
Discontinued operations, net of tax	89,591	2,784	93,702	9,465

Net income	$84,742	$10,616	$107,028	$44,530

EARNINGS PER SHARE
Basic
Income from continuing operations	$(0.01)	$0.02	$0.04	$0.10
Discontinued operations, net of tax	0.26	0.01	0.28	0.03

Net income	$0.25	$0.03	$0.32	$0.13

Diluted
Income from continuing operations	$(0.01)	$0.02	$0.04	$0.10
Discontinued operations, net of tax	0.26	0.01	0.27	0.03

Net income	$0.25	$0.03	$0.31	$0.13

Weighted average shares outstanding — basic	340,474	337,327	339,513	336,127
Weighted average shares outstanding — diluted	341,876	339,226	341,044	338,111

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$946,317	$904,984
Cash and securities segregated under federal regulations	3,400	—
Securities owned, at market value	23,437	36,157
Securities borrowed	205,889	190,325
Receivable from broker-dealers	209,398	167,216
Receivable from customers	28,561	31,720
Commissions and other receivable, net	93,583	88,139
Investments	35,595	33,337
Fixed assets and leasehold improvements, net	70,108	79,784
Deferred tax asset, net	76,604	72,401
Intangible assets and goodwill, net	61,149	76,831
Other assets	86,817	55,413
Assets of discontinued operations	—	68,870

Total assets	$1,840,858	$1,805,177

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$32,296	$5,283
Securities loaned	154,709	133,189
Payable to broker-dealers	191,544	173,627
Payable to customers	31,837	45,151
Taxes payable	96,823	85,797
Accounts payable, accrued expenses and other liabilities	253,662	182,790
Liabilities of discontinued operations	—	40,498

Total liabilities	760,871	666,335

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value (950,000 shares authorized, 340,617 issued and outstanding as of September 30, 2005 and 338,180 issued and outstanding as of December 31, 2004)	3,406	3,381
Additional paid-in capital	1,627,843	1,736,150
Accumulated deficit	(605,313)	(659,596)
Accumulated other comprehensive income	38,364	55,471
Restricted stock units	26,699	13,389
Unearned compensation	(11,012)	(9,953)

Total stockholders’ equity	1,079,987	1,138,842

Total liabilities and stockholders’ equity	$1,840,858	$1,805,177

The accompanying notes are an integral part of these consolidated financial statements.

Instinet Group Incorporated

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$107,028	$44,530
Income from discontinued operations, net of tax	(93,702)	(9,465)

Net income from continuing operations	13,326	35,065

Adjustments to reconcile net income from continuing operations to cash used in operating activities from continuing operations:
Unrealized gain on investments	(37,046)	(4,273)
Depreciation and amortization	34,396	46,596
Deferred tax assets, net	(2,763)	8,734
Stock based compensation	12,251	3,916
Tax benefit of options exercised	1,193	1,392
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulation	(3,400)	168,679
Securities borrowed, net of securities loaned	5,956	106,138
Net receivable/payable from/to broker-dealers	(24,265)	(59,548)
Net receivable/payable from/to customers	(10,232)	(183,023)
Receivables and other assets	(36,771)	35,504
Payables and other liabilities	(25,607)	(108,893)
Cash provided by operating activities — discontinued operations	7,875	13,602

Net cash (used in)/provided by operating activities from continuing operations	(65,087)	63,889

Cash flows from investing activities
Securities sold and matured, net of securities purchased	12,720	127,847
Purchase of fixed assets and leasehold improvements	(10,478)	(5,179)
Sale of investments	34,788	7,676
Net proceeds from sale of discontinued operations	173,589	—
Cash used in investing activities — discontinued operations	(2,435)	—

Net cash provided by investing activities from continuing operations	208,184	130,344

Cash flows from financing activities
Short-term borrowings, net	27,013	(14,425)
Dividends paid	(117,068)	—
Issuance of common stock	5,398	4,982

Net cash used in financing activities from continuing operations	(84,657)	(9,443)

Effect of exchange rate differences	(17,107)	(2,063)

Increase in cash and cash equivalents	41,333	182,727
Cash and cash equivalents, beginning of period	904,984	502,408

Cash and cash equivalents, end of period	$946,317	$685,135

Noncash activities:

In connection with the Bridge Trading Company acquisition (see Note 3), the Company recorded a noncash dividend of $50,551 to Reuters during the nine months ended September 30, 2005.

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

The Company has two distinct business lines:

•	Instinet, the Institutional Broker, which services our non-broker-dealer institutional customers as well as customers of Bridge Trading Company (“Bridge”).
•	INET, the electronic marketplace, our alternative trading system and ECN that services our U.S. broker-dealer customers.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The computations of basic and diluted EPS are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted EPS available to common shareholders
Income from continuing operations	$(4,849)	$7,832	$13,326	$35,065
Income from discontinued operations	89,591	2,784	93,702	9,465

Net income	84,742	10,616	107,028	44,530

Denominator for basic EPS — weighted average number of common shares	340,474	337,327	339,513	336,127
Effect of dilutive stock options and dilutive potential common shares	1,402	1,899	1,531	1,984

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	341,876	339,226	341,044	338,111

Basic EPS
Income from continuing operations	$(0.01)	$0.02	$0.04	$0.10
Income from discontinued operations	0.26	0.01	0.28	0.03

Net income	$0.25	$0.03	$0.32	$0.13

Diluted EPS
Income from continuing operations	$(0.01)	$0.02	$0.04	$0.10
Income from discontinued operations	0.26	0.01	0.27	0.03

Net income	$0.25	$0.03	$0.31	$0.13

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

Commissions and Other Receivables, Net

Commissions and other receivables are reported net of an allowance for doubtful accounts of $16,729 and $18,830 as of September 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

As of September 30, 2005 and December 31, 2004, included in commissions and other receivables is $17,539 and $15,348, respectively, from Archipelago Holdings, Inc., and REDIBook ECN, LLC of which $9,208 is in arbitration. The Company has commenced arbitration proceedings before the NASD and has established a reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

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

During the fourth quarter of 2004, the Company began classifying transaction related regulatory fees as an expense in brokerage, clearing and exchange fees. These fees had previously been recorded as a reduction of transaction fees and shown on a net basis. For the three months ended September 30, 2005 and 2004, these regulatory fees totaled $18,481 and $9,828, respectively. For the nine months ended September 30, 2005 and 2004, these regulatory fees totaled $54,342 and $42,418, respectively.

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

On April 22, 2005, the Company announced that it entered into a definitive agreement pursuant to which The NASDAQ Stock Market, Inc. (“NASDAQ”) will acquire all outstanding shares of the Company for an aggregate purchase price of approximately $1,769,000 in cash, or $5.10 per share on a fully diluted basis. The estimated merger consideration of $5.10 per share has been adjusted for a special cash dividend of $0.32 per share that was paid on August 15, 2005. The final per share price will vary based on the actual closing date, which is currently estimated to be the end of the fourth quarter, the number of vested employees’ stock plan shares outstanding and transaction costs. Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet, The Institutional Broker, along with certain Instinet Group corporate liabilities, will be acquired from NASDAQ by a group led by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of the Company. On April 22, 2005, the Company also entered into a definitive agreement for the acquisition of the Company’s subsidiary, LJR, by The Bank of New York which was completed on July 1, 2005 for $174,000 in cash.

On June 17, 2005 the Department of Justice (“DOJ”) issued a Request for Additional Information and Documentary Materials (a “second request”) to Instinet Group and NASDAQ in connection with the DOJ’s investigation under the Hart-Scott Rodino Antitrust Improvements Act of the pending acquisition of Instinet Group by NASDAQ. Instinet Group certified substantial compliance with the DOJ Second Request on September 30, 2005. Based on discussions with the DOJ staff responsible for reviewing the NASDAQ/Instinet transaction, we understand that the staff has forwarded its recommendation to senior DOJ officials and that we anticipate a formal decision from the DOJ soon.

Note 4. Cost Reductions and Special Charges

The Company has initiated several cost reduction programs, which have resulted in restructuring charges.

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

In December 2002, the Company announced that it had commenced a cost-reduction plan to reduce operating costs in order to achieve cost synergies in connection with its acquisition of Island. This restructuring included reducing staff levels and related occupancy costs. During the year ended December 31, 2002, the Company recorded a charge of $62,405. As of September 30, 2005, the Company carried a liability of $12,074 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	September 30, 2005
Workforce reductions	$736	$—	$736
Office closures/consolidations	12,279	(941)	11,338

Total	$13,015	$(941)	$12,074

The Company expects to pay approximately $659 of the total remaining liability by December 31, 2005.

In December 2003, the Company announced a cost restructuring plan and recorded a charge of $59,497 related to the reduction of workforce by approximately 185 employees and the consolidation of the Company’s office space. This cost-reduction is primarily due to the strategic decisions related to the separation of Instinet and INET and the Company’s ongoing efforts to streamline its operations. As of September 30, 2005, the Company carried a liability of $9,840 associated with this restructuring on its Consolidated Statements of Financial Condition, which is reflected as follows:

	December 31, 2004	Payments	September 30, 2005
Workforce reductions	$1,407	$(1,407)	$—
Office closures/consolidations	13,184	(3,344)	9,840

Total	$14,591	$(4,751)	$9,840

The Company expects to pay approximately $547 of the total remaining liability by December 31, 2005.

Note 5. Securities Owned, at Market Value

Securities owned are recorded on a trade date basis and are carried at their current market value with unrealized gains and losses reported in investments on the Consolidated Statements of Operations. Securities owned have maturities of less than 3 years and consist of the following:

	September 30, 2005	December 31, 2004
Municipal bonds	$—	$10,941
Foreign sovereign obligations	23,437	25,216

Total	$23,437	$36,157

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 6. Investments

The Company makes strategic alliances with and long-term investments in other companies. The changes in the carrying values at the end of each period result from additional investments, sales and unrealized and realized gains and losses. The carrying value of the Company’s investments consists of the following:

	September 30, 2005	December 31, 2004
Archipelago Holdings, Inc.	$—	$23,838
NASDAQ	33,595	7,499
Starmine Corporation	2,000	2,000

Total	$35,595	$33,337

The Company’s investment in NASDAQ has been recorded at the available quoted market value as of September 30, 2005.

Note 7. Intangible Assets and Goodwill, Net

Information regarding the Company’s intangible assets and goodwill is as follows:

	Estimated Life (Years)	September 30, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	7.0	$102,916	$(56,819)	$46,097	$102,916	$(46,294)	$56,622
Customer relationships	5.0	24,778	(16,723)	8,055	24,778	(13,006)	11,772
Goodwill	—	14,677	(7,680)	6,997	14,677	(6,240)	8,437

Total		$142,371	$(81,222)	$61,149	$142,371	$(65,540)	$76,831

Intangible assets and goodwill arose in connection with the Company’s acquisitions of ProTrader in October 2001, Island in September 2002 and Bridge in March 2005 (see Note 3).

Intangible Assets

The intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Amortization expense was $4,747 for the three months ended September 30, 2005 and 2004, and $14,242 for the nine months ended September 30, 2005 and 2004. Estimated amortization expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$4,748
Year ending December 31, 2006	$18,525
Year ending December 31, 2007	$16,359
Year ending December 31, 2008	$11,524
Year ending December 31, 2009	$2,996

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

The amount recorded against goodwill and shown as an additional income tax expense was $480 for the three months ended September 30, 2005 and 2004, and $1,440 for the nine months ended September 30, 2005 and 2004. Estimated income tax expense for the remainder of the year and each of the next four years is as follows:

Remainder of year ending December 31, 2005	$480
Year ending December 31, 2006	$1,920
Year ending December 31, 2007	$1,920
Year ending December 31, 2008	$1,920
Year ending December 31, 2009	$757

Note 8. Comprehensive Income

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by or distributions to stockholders. Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$84,742	$10,616	$107,028	$44,530

Changes in comprehensive income
Foreign currency translation adjustment	(569)	(1,685)	(17,107)	(2,064)

Total comprehensive income	$84,173	$8,931	$89,921	$42,466

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

The Company’s pro forma information for the three and nine months ended September 30, 2005, and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations, as reported	$(4,849)	$7,832	$13,326	$35,065
Add: Stock based employee compensation expense included in income from continuing operations, net of related tax benefit	2,083	682	7,334	1,583

Deduct: Stock based employee compensation expense determined under fair value based methods for all awards, net of related tax benefit	(5,493)	(4,317)	(17,946)	(14,071)

Pro forma income from continuing operations	$(8,259)	$4,197	$2,714	$22,577

Weighted Average Shares Outstanding
Basic	340,474	337,327	339,513	336,127

Diluted	341,876	339,226	341,044	338,111

Income from continuing operations per share — as reported
Basic	$(0.01)	$0.02	$0.04	$0.10

Diluted	$(0.01)	$0.02	$0.04	$0.10

Income from continuing operations per share — pro forma
Basic	$(0.02)	$0.01	$0.01	$0.07

Diluted	$(0.02)	$0.01	$0.01	$0.07

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Restricted Stock Units

During the nine months ended September 30, 2005 and 2004, the Company issued restricted stock units (“RSU”) to employees under a performance share plan. All of the RSUs require future service, cliff vest over a one or three year period and are based on certain performance criteria of the Company as a condition to the delivery of the underlying shares of common stock. As of September 30, 2005 and December 31, 2004, RSUs remain outstanding and are classified as Unearned Compensation and Restricted Stock Units on the Consolidated Statements of Financial Condition.

RSUs Outstanding
Outstanding, December 31, 2003	—
Issued 3 Year RSUs	2,300
Forfeited	(80)

Outstanding, December 31, 2004	2,220

Issued 1 Year RSUs	2,245
Issued 3 Year RSUs	2,113
Forfeited	(1,206)

Outstanding, September 30, 2005	5,372

Stock Options

During the nine months ended September 30, 2005 and 2004, the Company issued approximately 6,842 and 5,111 stock options, respectively, that vest 50% after one year and on a pro rata basis over the next 24 to 36 months.

Note 10. Discontinued Operation

On July 1, 2005, the Company sold LJR to The Bank of New York for $174 million in cash.

The revenue and results of operations of the discontinued operations for the three months ended September 30, 2005, the three months ended September 30, 2004, the nine months ended September 30, 2005, and nine months ended September 30, 2004 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$41,816	$76,178	$128,103

Pre-tax income from discontinued operation, before transaction-related items	—	4,853	8,111	16,551

Proceeds from sale of discontinued operation	174,000	—	174,000	—
Post closing adjustments	1,301	—	1,301
Net equity in discontinued operations	(21,584)	—	(21,584)	—
Transaction-related costs	(3,831)	—	(4,831)	—

Pre-tax income from discontinued operations	149,886	4,853	156,997	16,551
Income tax expense	60,295	2,069	63,295	7,086

Income from discontinued operations, net of tax	$89,591	$2,784	$93,702	$9,465

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The Consolidated Statements of Financial Condition include assets of discontinued operations and liabilities of discontinued operations. The net balance of these items represents the adjusted book value of the discontinued operations in accordance with the sale of LJR. The major asset and liability classes included within these categories at December 31, 2004 are as follows:

December 31, 2004
Cash and cash equivalents	$19,553
Cash and securities segregated under federal regulations	23,050
Receivable from broker-dealers	5,386
Commissions and other receivable, net	6,115
Fixed assets and leasehold improvements, net	162
Deferred tax asset, net	14,445
Other assets	159

Assets of discontinued operations	$68,870

Taxes payable	$—
Accounts payable, accrued expenses and other liabilities	40,498

Liabilities of discontinued operations	$40,498

Note 11. Income Taxes

Income tax benefit was $9,779 for the three months ended September 30, 2005 and income tax expense was $1,440 for the three months ended September 30, 2004. Our effective income tax rate was 66.9% for the three months ended September 30, 2005 and 15.5% in the comparable period in 2004. The effective tax rate for the three months ended September 30, 2005 was greater than the comparable period in 2004 primarily due to changes in valuation allowances and other provisions resulting from changes in business conditions.

Income tax expense was $2,521 for the nine months ended September 30, 2005 and $20,961 for the nine months ended September 30, 2004. Our effective income tax rate was 15.9% for the nine months ended September 30, 2005 and 37.4% in the comparable period in 2004. The effective tax rate for the nine months ended September 30, 2005 was less than the comparable period in 2004 primarily due to the offset of a portion of investment gains with capital losses and changes in valuation allowances and other provisions resulting from changes in business conditions.

Note 12. Commitments and Contingencies

Litigation

In April and May 2005, four purported class action lawsuits were filed in the Court of Chancery in the State of Delaware against Instinet Group, each of our directors and Reuters alleging, among other things, that defendants breached their fiduciary duties as to our public stockholders in connection with the proposed merger by approving the transaction at an allegedly unfair and inadequate price. On June 22, 2005, plaintiffs filed a consolidated amended complaint consolidating three of the lawsuits while voluntarily dismissing the fourth lawsuit. The amended complaint seeks,

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

among other things, class action status, an injunction against consummation of the transaction, invalidation of certain provisions of the Merger Agreement, damages in an unspecified amount, rescission in the event the transaction is consummated and attorney’s fees.

On September 9, 2005, the parties entered into a proposed settlement of the action pursuant to a Stipulation and Agreement of Compromise, Settlement and Release. Pursuant to the proposed settlement: (i) Instinet revised the definitive proxy statement to include certain disclosures that have been agreed upon and reviewed by plaintiffs; (ii) Nasdaq and Instinet agreed to reduce by 15%, from $66,500,000 to $56,525,000, the break-up fee that Instinet would pay to Nasdaq under certain conditions pursuant to Section 8.6(a) of the merger agreement; and (iii) Nasdaq agreed to waive, with respect to members of the purported plaintiff class only, the provisions of the merger agreement pursuant to which the aggregate merger consideration was to have been reduced by up to $2.5 million based on the total amount of certain of our transaction liabilities, the net effect of which is an increase of approximately $0.007 per share (or approximately $1.0 million in the aggregate) in the merger consideration that will be received by Instinet stockholders other than the defendants.

On September 16, 2005, Instinet mailed a notice of settlement to its stockholders. On October 25, 2005, the Delaware Court of Chancery certified the class of Instinet Group shareholders and approved the proposed settlement as fair and reasonable. Separately, on November 30, 2005, the Court will hold a hearing to consider plaintiffs’ counsel’s application for an award of attorneys’ fees and reimbursement of expenses. The settlement is still subject to the entry of a final and non-appealable judgment dismissing the consolidated action with prejudice and the delivery of appropriate releases.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Leases

The Company has contractual obligations to make future payments primarily for operating leases for office space with Reuters and third parties. Certain leases contain renewal options and escalation clauses. The Company’s aggregate minimum lease commitments after 5 years primarily relate to the Company’s office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021. As of September 30, 2005, future minimum rental commitments under non-cancelable operating leases (net of non-cancelable sublease proceeds) for future periods are as follows:

	Gross Rental Commitments	Sublease Income	Net Rental Commitments
Remainder of the year ending December 31, 2005	$10,499	$3,501	$6,998
Year ending December 31, 2006	37,782	12,736	25,046
Year ending December 31, 2007	34,949	13,149	21,800
Year ending December 31, 2008	33,829	13,287	20,542
Year ending December 31, 2009	33,414	13,877	19,537
Year ending December 31, 2010 and Thereafter	237,224	135,761	101,463

Total	$387,697	$192,311	$195,386

Note 13. Collateral Arrangements

As of September, 2005 and December 31, 2004, the fair value of collateral held by the Company that could be sold or repledged totaled $201,607 and $185,511, respectively. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $199,446 and $179,853 had been sold or repledged as of September 30, 2005 and December 31, 2004, respectively, generally to cover short sales or effect deliveries of securities.

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

Instinet Group Incorporated

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries.

	September 30, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$35,295	$250	$35,045	$24,140	$250	$23,890
Inet ATS, Inc.	36,199	1,000	35,199	29,932	1,000	28,932
Instinet Clearing Services, Inc.	20,014	1,500	18,514	7,542	1,500	6,042
Bridge Trading Company	3,921	250	3,671	11,227	797	10,430
Harborview, LLC	4,820	250	4,570	1,123	250	873
Island Execution Services, LLC	1,470	1,000	470	1,449	1,000	449

Total	$101,719	$4,250	$97,469	$75,413	$4,797	$70,616

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

Note 15. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments, Instinet and INET. Eliminations represent intercompany revenue and expenses. Segment operating results exclude LJR, which is treated as a discontinued operation.

Segment Operating Results

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$139,638	$114,865	$(8,054)	$246,449	$146,605	$104,057	$(4,966)	$245,696
Interest income, net	2,009	953	5,003	7,965	2,916	402	—	3,318

Total revenue, net	141,647	115,818	(3,051)	254,414	149,521	104,459	(4,966)	249,014
Total expenses	169,435	111,426	(11,819)	269,042	149,386	99,353	(8,997)	239,742

Pre-tax earnings	$(27,788)	$4,392	$8,768	$(14,628)	$135	$5,106	$4,031	$9,272

Quarter-end total assets	$934,348	$200,879	$705,631	$1,840,858	$1,187,736	$203,532	$284,323	$1,675,591

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Transaction fees	$436,487	$356,853	$(22,340)	$771,000	$508,216	$334,915	$(14,746)	$828,385
Interest income, net	6,929	1,873	10,715	19,517	9,298	1,060	—	10,358

Total revenue, net	443,416	358,726	(11,625)	790,517	517,514	335,975	(14,746)	838,743
Total expenses	487,662	335,006	(47,998)	774,670	504,978	313,556	(35,817)	782,717

Pre-tax earnings	$(44,246)	$23,720	$36,373	$15,847	$12,536	$22,419	$21,071	$56,026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Instinet Group is the largest global electronic agency securities broker, and we have been providing investors with electronic trading solutions and execution services for more than 30 years. We provide sophisticated electronic trading solutions and execution services to enable buyers and sellers worldwide to trade securities directly and anonymously with each other. We also give our customers the opportunity to use our sales-trading expertise and sophisticated technology tools to interact with global securities markets, improve their trading and investment performance and lower their overall trading costs. Through our electronic platforms, our customers can access other U.S. trading venues, including NASDAQ and the NYSE and almost 30 securities markets throughout the world, including stock exchanges in Frankfurt, Hong Kong, London, Paris, Sydney, Tokyo, Toronto and Zurich. Our customers primarily consist of broker-dealers and institutional investors, such as mutual funds, pension funds and hedge funds.

Our total revenues, net of interest expense, were $254.4 million for the three months ended September 30, 2005, an increase from $249.0 million in the comparable period in 2004. Cost of revenues was $153.7 million in the three months ended September 30, 2005, resulting in a gross margin of $100.7 million. Cost of revenues and gross margin in the comparable period in 2004 were $143.9 million and $105.1 million, respectively.

Income (loss) from continuing operations before income taxes, income tax expense (benefit), net income (loss) from continuing operations, and net income in our Consolidated Statements of Operations for the three and nine months ended September 30, 2005 have been revised from the previously announced disclosure in our earnings release dated November 2, 2005 due to an adjustment in income tax expense. The effect of the adjustment was to decrease income tax expense by $0.5 million, resulting in a corresponding decrease in income (loss) from continuing operations and an increase in net income. Our basic and diluted earnings per share for the three months ended September 30, 2005 and diluted earnings per share for the nine months ended September 30, 2005 were not impacted by this adjustment. Our basic earnings per share for the nine months ended September 30, 2005 increased by $0.01 as a result of this adjustment. The impact of this revision on earnings per share is highlighted in the following table:

	Earnings Release		Form 10-Q		Net change

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005

Basic EPS
Income from continuing operations	$(0.02)	$0.04	$(0.01)	$0.04	$0.01	$—
Income from discontinued operations	0.27	0.27	0.26	0.28	(0.01)	0.01

Net income	$0.25	$0.31	$0.25	$0.32	—	$0.01

Diluted EPS
Income from continuing operations	$(0.02)	$0.04	$(0.01)	$0.04	$0.01	$—
Income from discontinued operations	0.27	0.27	0.26	0.27	(0.01)	—

Net income	$0.25	$0.31	$0.25	$0.31	—	$—

Strategic Developments

On April 22, 2005, we announced that we entered into a definitive agreement pursuant to which The NASDAQ Stock Market Inc. (“NASDAQ”) will acquire all outstanding shares of Instinet Group for an aggregate purchase price of approximately $1.8 billion in cash or $5.10 per share on a fully diluted basis. The estimated merger consideration of $5.10 per share has been adjusted for a special cash dividend of $0.32 per share that was paid on August 15, 2005. The final per share price will vary based on the actual closing date, which is currently estimated to be the end of the fourth quarter, the number of vested employees’ stock plan shares outstanding and transaction costs. Upon completion of the transaction, INET will be combined with NASDAQ’s current operations. Instinet along with certain other Instinet Group corporate liabilities will be acquired from NASDAQ by a group led by Silver Lake Partners and Instinet senior management immediately following the NASDAQ acquisition of Instinet Group. We also entered into a definitive agreement for the acquisition of our subsidiary, Lynch, Jones & Ryan, Inc. (“LJR”) by The Bank of New York. This sale of LJR to The Bank of New York was completed on July 1, 2005 for $174 million in cash. In the third quarter of 2005, we recorded a net after tax gain of $89.6 million related to this sale. LJR is shown as a discontinued operation for all periods presented.

The NASDAQ merger agreement was adopted by a majority of Instinet Group shareholders on September 21, 2005. Completion of the transaction is still subject to customary conditions, including regulatory approvals.

On June 17, 2005 the Department of Justice (“DOJ”) issued a Request for Additional Information and Documentary Materials (a “second request”) to Instinet Group and NASDAQ in connection with the DOJ’s investigation under the Hart-Scott Rodino Antitrust Improvements Act of the pending acquisition of Instinet Group by NASDAQ. Instinet Group certified substantial compliance with the DOJ Second Request on September 30, 2005. Based on discussions with the DOJ staff responsible for reviewing the NASDAQ/Instinet transaction, we understand that the staff has forwarded its recommendation to senior DOJ officials and that we anticipate a formal decision from the DOJ soon.

In accordance with the provisions of the NASDAQ merger agreement, we are required to receive written consent from NASDAQ and Silver Lake Partners prior to undertaking certain actions including actions relating to capital expenditures, dividend payments, share issuances, acquisitions, debt incurrence, amendments to our charter or bylaws and material contracts or other material transactions. We cannot assure you that we would receive NASDAQ and Silver Lake Partners’ consent to undertake these actions, which could impact the operation of our business.

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

Business Environment

Total U.S. equity share volume decreased 2.7% during the third quarter of 2005 from the second quarter of 2005 but increased 12.9% over the third quarter of 2004. NASDAQ-listed equity share volume decreased 7.5% in the third quarter of 2005 from the second quarter of 2005 but increased 4.7% over the third quarter of 2004. Outside of the U.S., market volumes were higher during the third quarter of 2005 compared to the second quarter of 2005, with international market consideration, or total trading value, increasing 11.4%. Total international market consideration increased 49.1% compared to the third quarter of 2004.

Average daily U.S. equity share volume was 3.8 billion, 3.9 billion and 3.4 billion in the third quarter of 2005, second quarter of 2005 and third quarter of 2004, respectively. There were 64 trading days in the third quarter of 2005, second quarter of 2005 and third quarter of 2004, respectively.

Market Share and Market Volumes

During the three months ended September 30, 2005, trading volumes in the U.S. equity markets increased 12.9% to 245.3 billion shares from 217.3 billion shares in the comparable period in 2004. Total NASDAQ-listed share volume increased 4.7% to 103.4 billion shares for the three months ended September 30, 2005 from 98.7 billion shares in the comparable period in 2004. U.S. exchange-listed share volume increased 19.6% to 141.9 billion shares for the three months ended September 30, 2005 from 118.6 billion shares in the comparable period in 2004.

Instinet’s overall market share decreased to 2.6% or 6.3 billion shares of total U.S. equity trading volume compared to 2.7% or 5.9 billion shares in the comparable period in 2004. Instinet’s international market consideration increased 49.1% from the third quarter of 2004.

INET’s overall market share decreased to 13.5% or 33.0 billion shares of total U.S. market share volume, which comprised 25.8% or 26.6 billion shares of NASDAQ-listed share volume, and 4.5% or 6.4 billion shares of U.S. exchange-listed share volume, for the three months ended September 30, 2005. In the comparable 2004 period, INET’s overall market share was 13.9% or 30.3 billion shares of total U.S. market share volume, which comprised 26.0% or 25.7 billion shares of NASDAQ-listed share volume, and 3.9% or 4.6 billion shares of U.S. exchange-listed share volume.

Cost Reductions

In response to the intense competitive environment in the United States and our price reduction actions, we began a series of cost-cutting efforts in 2001 that have continued through the third quarter of 2005. In connection with these cost-cutting efforts, which primarily involved headcount reductions and office closures, we recorded $9.5 million of severance charges and $20.2 million of charges related to facility and asset write-offs in the third quarter of 2005. For the nine months ended September 30, 2005, we recorded $24.6 million of severance charges and $21.0 million of charges related to facility and asset write-offs.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include valuation of investments, allowance for doubtful accounts, accounting for goodwill and intangible assets, accounting for restructurings and accounting for income taxes.

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

We use our best judgment in estimating the fair value of these investments. There are inherent limitations to any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that we could realize in a current transaction. Because of the inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material. During the nine months ended September 30, 2005, we increased the carrying value of our investment in NASDAQ by $26.1 million, based upon the closing market price per share. During the nine months ended September 30, 2005, we recorded a gain of $11.0 million as a result of liquidating our investment in Archipelago Holding, Inc.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. If a customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue. The allowance for doubtful accounts as of September 30, 2005 decreased to $16.7 million from $18.8 million as of December 31, 2004 primarily due to recoveries of aged customer receivables.

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques and that management perform a detailed review of the carrying value of the Company’s tangible and intangible assets. In this process, management is required to make estimates and assumptions in order to determine the fair value of the Company’s assets and liabilities and projected future earnings using various valuation techniques. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management’s assumptions and estimates are used in the valuation, actual results may differ. There were no adjustments for the three and nine months ended September 30, 2005 and 2004.

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

Key Statistical Information

The following table presents operating data for our two business segments.

	Three Months Ended		Nine Months Ended
	Sep 30, 2005	Sep 30, 2004	Sep 30, 2005	Sep 30, 2004
U.S. Market
Trade Days	64	64	189	188

Average daily NASDAQ-listed equity share volume (millions)	1,615	1,542	1,777	1,767
Average daily U.S. exchange-listed equity share volume (millions)	2,217	1,853	2,220	2,058

Average daily U.S. equity share volume (millions)	3,832	3,395	3,998	3,825

Total U.S. equity share volume (millions)	245,255	217,305	755,558	719,013

Instinet, The Institutional Broker
A. U.S. Equities [1]

Our total average daily volume (million shares)	99	92	101	101
Our share of total market	2.6%	2.7%	2.5%	2.7%

Our average daily volume (million shares) — Institutional and Crossing	58	67	65	78
Average amount charged to client per share (cents per share) [2] — Institutional and Crossing	1.34	1.52	1.35	1.49

Our average daily volume (million shares) — Institutional Correspondents	41	25	36	24
Average amount charged to client per share (cents per share) [2] — Institutional Correspondents	0.04	0.06	0.05	0.08

B. Non-US Equities [3]
Our average daily consideration (millions)	$1,011	$678	$922	$835
Average basis points charged to client per consideration traded	4.5	5.4	4.6	5.3

INET, The electronic marketplace
A. Our Matched Average Daily Volume [4]
Our NASDAQ-listed equity share volume (million shares)	416	401	462	446
Our share of total market	25.8%	26.0%	26.0%	25.2%

Our U.S. exchange-listed equity share volume (million shares)	100	72	85	69
Our share of total market	4.5%	3.9%	3.8%	3.4%

Our total U.S. equity share volume (million shares)	516	473	548	515
Our share of total market	13.5%	13.9%	13.7%	13.5%

B. Our Routed Average Daily Volume (million shares) [5]	202	115	175	107

Headcount [6]	785	1,059	785	1,059

[1]	For a description of how we calculate Instinet’s share volumes, see — “Calculation of Volume — Instinet, The Institutional Broker.”

[2]	The amount charged per share is the average cents per share charged net of soft dollar expenses.

[3]	Commissions on international transactions are presented as basis points (one hundred of one percent) of the total value (consideration) of the transaction.

[4]	For a description of how we calculate INET’s share volumes, see — “Calculation of Volume — INET, The electronic marketplace.”

[5]	Routed volume reflects transactions where the trade was not matched on INET.

[6]	Instinet Group headcount is as of the end of the reporting period, includes Bridge and excludes LJR for all periods presented.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

($ In millions) (Unaudited)	Three Months Ended				Percentage of
	September 30,	September 30,	$	%	Total Revenues, Net
	2005	2004	Change	Change	2005	2004
Revenue
Transaction fees	$246.4	$245.7	$0.7	0.3%	96.9%	98.7%
Interest income	9.4	4.1	5.3	129.3%	3.7%	1.6%
Interest expense	(1.4)	(0.7)	(0.7)	100.0%	-0.6%	-0.3%

Interest income, net	8.0	3.3	4.7	142.4%	3.1%	1.3%

Total revenues, net	254.4	249.0	5.4	2.2%	100.0%	100.0%

Cost of Revenues
Soft dollar	33.4	36.9	(3.5)	-9.5%	13.1%	14.8%
Broker-dealer rebates	63.8	59.9	3.9	6.5%	25.1%	24.1%
Brokerage, clearing and exchange fees	56.5	47.1	9.4	20.0%	22.2%	18.9%

Total cost of revenues	153.7	143.9	9.8	6.8%	60.4%	57.8%

Gross margin	100.7	105.1	(4.4)	-4.2%	39.6%	42.2%

Direct Expenses
Compensation and benefits	57.4	43.5	13.9	32.0%	22.6%	17.5%
Communications and equipment	13.7	18.8	(5.1)	-27.1%	5.4%	7.6%
Depreciation and amortization	13.9	13.4	0.5	3.7%	5.5%	5.4%
Occupancy	22.8	9.4	13.4	142.6%	9.0%	3.8%
Professional fees	11.2	7.4	3.8	51.4%	4.4%	3.0%
Marketing and business development	1.1	2.7	(1.6)	-59.3%	0.4%	1.1%
Other	4.1	4.8	(0.7)	-14.6%	1.6%	1.9%

Total direct expenses	124.1	99.9	24.2	24.2%	48.8%	40.1%

Contractual settlement	—	—	—	—	0.0%	0.0%
Investments	(8.8)	(4.0)	(4.8)	120.0%	-3.5%	-1.6%
Insurance recovery	—	—	—	—	0.0%	0.0%

Total expenses	269.0	239.7	29.3	12.2%	105.7%	96.3%

Income/(loss) from continuing operations before income taxes	(14.6)	9.3	(23.9)	-257.0%	-5.7%	3.7%
Income tax expense/(benefit)	(9.8)	1.4	(11.2)	-800.0%	-3.9%	0.6%

Net income/(loss) from continuing operations	(4.8)	7.8	(12.6)	-161.5%	-1.9%	3.1%
Income from discontinued operations, net of tax	89.6	2.8	86.8	3100.0%	35.2%	1.1%

Net income	$84.7	$10.6	$74.1	699.1%	33.3%	4.3%

Overview

Our loss from continuing operations was $4.8 million for the three months ended September 30, 2005 compared to net income of $7.8 million in the comparable period in 2004. Our net revenues increased 2.2% to $254.4 million for the three months ended September 30, 2005 from $249.0 million in the comparable period in 2004 primarily due to an increase in our trading volume, partially offset by lower average price charged to clients per share. Total expenses increased 12.2% to $269.0 million for the three months ended September 30, 2005 from $239.7 million in the comparable period in 2004. Cost of revenues increased 6.8% to $153.7 million for the three months ended September 30, 2005 from $143.9 million in the comparable period in 2004 due to increases in broker-dealer rebates and brokerage, clearing and exchange fees partially offset by a decrease in soft dollar expenses. Cost of revenues as a percentage of total revenues increased to 60.4% from 57.8% primarily due to a lower average price charged per share. Direct expenses were up 24.2% to $124.1 million from $99.9 million.

Revenues

Transaction fees

Transaction fee revenue increased 0.3% to $246.4 million for the three months ended September 30, 2005 from $245.7 million for the three months ended September 30, 2004. The increase was primarily due to an increase in our trading volume, partially offset by a decline in average price charged per share.

Interest income, net

Interest income, net increased 142.4% to $8.0 million for the three months ended September 30, 2005 from $3.3 million in the comparable period in 2004. This increase was primarily due to higher interest rates and higher cash balances compared to the prior period.

Cost of Revenues

Soft dollar

Soft dollar expense decreased 9.5% to $33.4 million for the three months ended September 30, 2005 from $36.9 million in the comparable period in 2004. This expense is offset by soft dollar revenues. The decrease was primarily due to decreases in trading volume from our soft dollar clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 6.5% to $63.8 million for the three months ended September 30, 2005 from $59.9 million in the comparable period in 2004. The increase was primarily due to a modification of INET’s rebate tier structure, resulting in a greater volume of transactions that qualified for higher rebates. This modification also increased broker-dealer rebates as a percentage of revenues, net.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 20.0% to $56.5 million for the three months ended September 30, 2005 from $47.1 million in the comparable period in 2004. The increase was primarily due to higher trading volumes and an increase in INET’s routed volume.

Gross Margin

Gross margin decreased 4.2% to $100.7 million for the three months ended September 30, 2005 from $105.1 million in the comparable period in 2004. The decrease was primarily due to our lower overall average pricing combined with an increase in broker dealer rebates and brokerage, clearing and exchange fees.

Expenses

Compensation and benefits expense

Compensation and benefits expense increased 32.0% to $57.4 million for the three months ended September 30, 2005 from $43.5 million in the comparable period in 2004. This increase was primarily due to severance charges totaling $9.5 million and an increase in variable compensation, partially offset by a decrease in worldwide headcount as part of our cost reduction initiatives. The $9.5 million severance charge is part of our continuing efforts to streamline the institutional broker business. Our total headcount decreased to 785 employees as of September 30, 2005 from 1,059 employees as of September 30, 2004.

Communications and equipment

Communications and equipment expense decreased 27.1% to $13.7 million for the three months ended September 30, 2005 from $18.8 million in the comparable period in 2004. This decrease was primarily due to lower client and firm communication and maintenance expenses.

Depreciation and amortization

Depreciation and amortization expense increased 3.7% to $13.9 million for the three months ended September 30, 2005 from $13.4 million in the comparable period in 2004. This increase was primarily due to $4.8 million of asset write-offs as part of our cost reduction initiatives, offset by decreases in depreciation expenses due to disposals of technology assets and furniture and fixtures throughout 2004.

Occupancy

Occupancy expense increased 142.6% to $22.8 million for the three months ended September 30, 2005 from $9.4 million in the comparable period in 2004. This increase was primarily due to $15.4 million of facilities write-offs as part of our cost reduction initiatives, partially offset by lower operating costs in our New York City office compared to the three months ended September 30, 2004.

Professional fees

Professional fees increased 51.4% to $11.2 million for the three months ended September 30, 2005 from $7.4 million in the comparable period in 2004. This increase was primarily due to advisory fees related to the pending merger with NASDAQ.

Marketing and business development

Marketing and business development expense decreased 59.3% to $1.1 million for the three months ended September 30, 2005 from $2.7 million in the comparable period in 2004. This decrease was primarily due to lower advertising expense.

Other expenses

Other expenses decreased 14.6% to $4.1 million for the three months ended September 30, 2005 from $4.8 million in the comparable period in 2004. The decrease was primarily a result of lower regulatory related expenses.

Investments

Net gains on our investments were $8.8 million for the three months ended September 30, 2005 compared to $4.0 million in the comparable period in 2004. For the three months ended September 30, 2005, we increased the carrying value of our investment in NASDAQ by $8.6 million to reflect the closing market price per share. For the three months ended September 30, 2004, we increased the carrying value of our investment in Archipelago Holdings, Inc. by $4.7 million, partially offset by losses of $0.4 million on the sale of Archipelago Holdings, Inc. in connection with its initial public offering.

Income tax provision

Income tax benefit was $9.8 million for the three months ended September 30, 2005 compared to income tax expense of $1.4 million in the comparable period in 2004. Our effective income tax rate was 66.9% for the three months ended September 30, 2005 and 15.5% in the comparable period in 2004. The effective tax rate for the three months ended September 30, 2005 was greater than the comparable period in 2004 primarily due to changes in valuation allowances and other provisions resulting from changes in business conditions.

Discontinued operations

On April 22, it was announced that we entered into a definitive agreement for the acquisition of our subsidiary, LJR by The Bank of New York. This sale of LJR to The Bank of New York was completed on July 1, 2005. LJR is shown as a discontinued operation for all periods presented. Income from the discontinued operations of LJR, net of tax was $89.6 million for the three months ended September 30, 2005, representing gain on sale. Income from the discontinued operations of LJR, net of tax was $2.8 million for the three months ended September 30, 2004, representing the results of operations.

OPERATING RESULTS BY SEGMENT

(Unaudited) (In thousands)	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenue
Transaction fees	$139,638	$114,865	$(8,054)	$246,449	$146,605	$104,057	$(4,966)	$245,696
Interest income, net	2,009	953	5,003	7,965	2,916	402	—	3,318

Total revenue, net	141,647	115,818	(3,051)	254,414	149,521	104,459	(4,966)	249,014

Cost of revenues
Soft dollar	33,416	—	—	33,416	36,943	—	—	36,943
Broker-dealer rebates	—	63,811	—	63,811	—	59,859	—	59,859
Brokerage, clearing and exchange fees	36,755	27,766	(8,054)	56,467	30,140	21,904	(4,966)	47,078

Total cost of revenues	70,171	91,577	(8,054)	153,694	67,083	81,763	(4,966)	143,880

Gross margin	71,476	24,241	5,003	100,720	82,438	22,696	—	105,134

Direct Expenses
Compensation and benefits	41,296	3,834	12,260	57,390	35,943	3,590	3,934	43,467
Communications and equipment	12,251	1,109	295	13,655	16,839	1,418	518	18,775
Depreciation and amortization	6,736	2,089	5,061	13,886	10,502	2,518	343	13,363
Occupancy	10,456	380	11,968	22,804	5,922	503	2,926	9,351
Professional fees	3,283	720	7,157	11,160	5,219	383	1,808	7,410
Marketing and business development	913	43	155	1,111	2,507	206	12	2,725
Other	4,654	177	(721)	4,110	3,822	(715)	1,695	4,802
Technology service company charges	(1,242)	1,242	—	—	(5,573)	5,573	—	—
Corporate overhead charges	20,917	10,255	(31,172)	—	7,122	4,114	(11,236)	—

Total direct expenses	99,264	19,849	5,003	124,116	82,303	17,590	—	99,893

Investments	—	—	(8,768)	(8,768)	—	—	(4,031)	(4,031)

Total expenses	169,435	111,426	(11,819)	269,042	149,386	99,353	(8,997)	239,742

Net income (loss) from continuing operations before income taxes	$(27,788)	$4,392	$8,768	$(14,628)	$135	$5,106	$4,031	$9,272

Instinet

Total revenues, net of interest expense, were down 5.3% to $141.6 million for the three months ended September 30, 2005 from $149.5 million in the comparable period in 2004 primarily due to a decline in average amounts charged to our clients per share. Total average daily volume of U.S. equities was 99 million shares for the three months ended September 30, 2005, up 7.7% from 92 million shares for the three months ended September 30, 2004. Average daily international consideration traded increased 49.1% to $1,011 million in the three months ended September 30, 2005 from $678 million in the comparable period in 2004. The average basis points charged to our clients decreased 16.7% to 4.5 basis points in the three months ended September 30, 2005 from 5.4 basis points in the comparable period in 2004.

Cost of revenues was up 4.6% to $70.2 million for the three months ended September 30, 2005 from $67.1 million in the comparable period in 2004 due to higher brokerage, clearing and exchange fees, partially offset by a decrease in volume from our soft dollar clients. Cost of revenues as a percentage of total revenues was 49.5% for the three months ended September 30, 2005 and 44.9% in the comparable period in 2004.

Gross margin decreased 13.3% to $71.5 million for the three months ended September 30, 2005 from $82.4 million in the comparable period in 2004 primarily due to lower average amounts charged to our clients per share.

Direct expenses increased 20.6% to $99.3 million for the three months ended September 30, 2005 from $82.3 million in the comparable period in 2004 primarily due to higher compensation and benefits expenses, occupancy expenses and corporate overhead charges related to our cost reduction initiatives, and lower usage by INET of Instinet’s technology resources. These increases are partially offset by lower communication and equipment expenses, depreciation and amortization expenses and marketing and business development expenses.

Net loss from continuing operations before income taxes was $27.8 million for the three months ended September 30, 2005 and net income from continuing operations was $0.1 million for the three months ended September 30, 2004.

INET

Total revenues, net of interest expense, were up 10.9% to $115.8 million for the three months ended September 30, 2005 from $104.5 million in the comparable period in 2004 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 9.1% in total average matched daily volume to 516 million shares from 473 million shares.

Cost of revenues was up 12.0% to $91.6 million for the three months ended September 30, 2005 from $81.8 million in the comparable period in 2004 primarily due to a modification of the rebate tier structure, resulting in a greater volume of transactions qualifying for higher rebates, and increased transaction volume routed to other market destinations, resulting in higher brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 79.1% for the three months ended September 30, 2005 and 78.3% in the comparable period in 2004.

Gross margin decreased 6.8% to $24.2 million for the three months ended September 30, 2005 from $22.7 million in the comparable period in 2004 primarily due to increased broker-dealer rebates and routed transaction volume.

Direct expenses increased 12.8% to $19.8 million for the three months ended September 30, 2005 from $17.6 million in the comparable period in 2004 primarily due to higher corporate overhead charges related to our cost reduction initiatives, partially offset by lower usage of Instinet’s technology resources.

Net income from continuing operations before income taxes for the three months ended September 30, 2005 was $4.4 million and $5.1 million for the three months ended September 30, 2004.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS

NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

($ In millions) (Unaudited)	Nine Months Ended		$ Change	% Change	Percentage of
	September 30, 2005	September 30, 2004			Total Revenues, Net
					2005	2004
Revenue
Transaction fees	$771.0	$828.4	$(57.4)	-6.9%	97.5%	98.8%
Interest income	22.5	12.9	9.6	74.4%	2.8%	1.5%
Interest expense	(3.0)	(2.6)	(0.4)	15.4%	-0.4%	-0.3%

Interest income, net	19.5	10.4	9.1	87.5%	2.5%	1.2%

Total revenues, net	790.5	838.7	(48.2)	-5.7%	100.0%	100.0%

Cost of Revenues
Soft dollar	110.1	128.7	(18.6)	-14.5%	13.9%	15.3%
Broker-dealer rebates	204.8	190.4	14.4	7.6%	25.9%	22.7%
Brokerage, clearing and exchange fees	165.3	159.3	6.0	3.8%	20.9%	19.0%

Total cost of revenues	480.2	478.4	1.8	0.4%	60.7%	57.0%

Gross margin	310.3	360.4	(50.1)	-13.9%	39.3%	43.0%

Direct Expenses
Compensation and benefits	167.3	153.3	14.0	9.1%	21.2%	18.3%
Communications and equipment	41.0	57.6	(16.6)	-28.8%	5.2%	6.9%
Depreciation and amortization	34.4	45.1	(10.7)	-23.7%	4.4%	5.4%
Occupancy	42.7	28.2	14.5	51.4%	5.4%	3.4%
Professional fees	29.1	20.6	8.5	41.3%	3.7%	2.5%
Marketing and business development	3.8	10.7	(6.9)	-64.5%	0.5%	1.3%
Other	12.5	10.0	2.5	25.0%	1.6%	1.2%

Total direct expenses	330.8	325.4	5.4	1.7%	41.8%	38.8%

Contractual settlement	—	(7.3)	7.3	-100.0%	0.0%	-0.9%
Investments	(36.4)	(8.7)	(27.7)	318.4%	-4.6%	-1.0%
Insurance recovery	—	(5.1)	5.1	-100.0%	0.0%	-0.6%

Total expenses	774.7	782.7	(8.0)	-1.0%	98.0%	93.3%

Income from continuing operations before income taxes	15.8	56.0	(40.2)	-71.8%	2.0%	6.7%
Income tax expense	2.5	21.0	(18.5)	-88.1%	0.3%	2.5%

Net income from continuing operations	13.3	35.1	(21.8)	-62.1%	1.7%	4.2%
Income from discontinued operations, net of tax	93.7	9.5	84.2	886.3%	11.9%	1.1%

Net income	$107.0	$44.5	$62.5	140.4%	13.5%	5.3%

Overview

Our income from continuing operations was $13.3 million for the nine months ended September 30, 2005 compared to $35.1 million in the comparable period in 2004. Our net revenues decreased 5.7% to $790.5 million for the nine months ended September 30, 2005 from $838.7 million in the comparable period in 2004 primarily due to a lower average price charged to clients per share. Total expenses decreased 1.0% to $774.7 million for the nine months ended September 30, 2005 from $782.7 million in the comparable period in 2004. Cost of revenues increased 0.4% to $480.2 million for the nine months ended September 30, 2005 from $478.4 million in the comparable period in 2004 due to increases in brokerage, clearing and exchange fees and broker-dealer rebates, partially offset by a decrease in soft dollar expenses. Cost of revenues as a percentage of total revenues increased to 60.7% from 57.0% primarily due to a lower average price charged per share. Direct expenses were up 1.7% to $330.8 million from $325.4 million.

Revenues

Transaction fees

Transaction fee revenue decreased 6.9% to $771.0 million for the nine months ended September 30, 2005 from $828.4 million for the nine months ended September 30, 2004. The decrease was primarily due to shifts in the mix of our business towards lower priced trading.

Interest income, net

Interest income, net increased 87.5% to $19.5 million for the nine months ended September 30, 2005 from $10.4 million in the comparable period in 2004. This increase was primarily due to higher interest rates and higher cash balances compared to the prior period.

Cost of Revenues

Soft dollar

Soft dollar expense decreased 14.5% to $110.1 million for the nine months ended September 30, 2005 from $128.7 million in the comparable period in 2004. This expense is offset by soft dollar revenues. The decrease was primarily due to decreases in trading volume from our soft dollar clients.

Broker-dealer rebates

Broker-dealer rebates expense increased 7.6% to $204.8 million for the nine months ended September 30, 2005 from $190.4 million in the comparable period in 2004. The increase was primarily due to a modification of INET’s rebate tier structure, resulting in a greater volume of transactions that qualified for higher rebates. This modification also increased broker-dealer rebates as a percentage of revenues, net.

Brokerage, clearing and exchange fees

Brokerage, clearing and exchange fees increased 3.8% to $165.3 million for the nine months ended September 30, 2005 from $159.3 million in the comparable period in 2004. The increase was primarily due to higher international revenues resulting in higher clearing expenses and an increase in INET’s routed volume.

Gross Margin

Gross margin decreased 13.9% to $310.3 million for the nine months ended September 30, 2005 from $360.4 million in the comparable period in 2004. The decrease was primarily due to our lower overall average pricing combined with an increase in broker dealer rebates and brokerage clearing and exchange fees.

Expenses

Compensation and benefits expense

Compensation and benefits expense increased 9.1% to $167.3 million for the nine months ended September 30, 2005 from $153.3 million in comparable period in 2004. The increase is due to $24.6 million of severance charges as part of our cost reduction initiatives, partially offset by decreases in our worldwide headcount. The severance charges are part of our continuing efforts to streamline the institutional broker business. Our total headcount decreased to 785 employees as of September 30, 2005 from 1,059 employees as of September 30, 2004.

Communications and equipment

Communications and equipment expense decreased 28.8% to $41.0 million for the nine months ended September 30, 2005 from $57.6 million in the comparable period in 2004. This decrease was primarily due to lower client and firm communication and maintenance expenses and our consolidation of the order flow of our two ECNs (the Instinet ECN and Island ECN), which was substantially completed by the end of the first quarter of 2004. This consolidation decreased our communications and equipment expense as a percentage of revenues, net.

Depreciation and amortization

Depreciation and amortization expense decreased 23.7% to $34.4 million for the nine months ended September 30, 2005 from $45.1 million in the comparable period in 2004. This decrease was primarily due to disposals of technology assets and furniture and fixtures throughout 2004, partially offset by asset write-offs in 2005 related to our consolidation of office space.

Occupancy

Occupancy expense increased 51.4% to $42.7 million for the nine months ended September 30, 2005 from $28.2 million in the comparable period in 2004. This increase was primarily due to $15.4 million of facilities write-offs during the nine months ended September 30, 2005 related to our cost reduction initiatives.

Professional fees

Professional fees increased 41.3% to $29.1 million for the nine months ended September 30, 2005 from $20.6 million in the comparable period in 2004. This increase was primarily due to advisory fees related to the pending merger with NASDAQ and our acquisition of Bridge in 2005.

Marketing and business development

Marketing and business development expense decreased 64.5% to $3.8 million for the nine months ended September 30, 2005 from $10.7 million in the comparable period in 2004. This decrease was primarily due to lower advertising expense.

Other expenses

Other expenses increased 25.0% to $12.5 million for the nine months ended September 30, 2005 from $10.0 million in the comparable period in 2004. The increase was primarily a result of higher legal and regulatory related expenses and bad debt expenses.

Contractual settlement

For the nine months ended September 30, 2004, we received $7.3 million associated with the mutual release of Instinet Group, Zone Trading Partners and affiliated parties of obligations in the final settlement of an execution contract.

Investments

Net gains on our investments were $36.4 million for the nine months ended September 30, 2005 compared with net gains of $8.7 million in the comparable period in 2004. We increased the carrying value of our investment in NASDAQ by $26.1 million during the nine months ended September 30, 2005 to reflect the closing market price per share. In addition, we liquidated our interests in Archipelago Holding, Inc. in 2005, resulting in a recognized gain of $11.0 million. For the nine months ended September 30, 2004, the reported net gains were primarily due to an increase in the carrying value of our investment in Archipelago Holdings, Inc. of $4.7 million and gain on sales of shares owned in various stock exchanges.

Insurance Recovery

Insurance recoveries related to the events of September 11, 2001 were $5.1 million for the nine months ended September 30, 2004. We do not anticipate any additional recoveries related to the events of September 11, 2001.

Income tax provision

Income tax expense was $2.5 million for the nine months ended September 30, 2005 compared to $21.0 million in the comparable period in 2004. Our effective income tax rate was 15.9% for the nine months ended September 30, 2005 and 37.4% in the comparable period in 2004. The effective tax rate for the nine months ended September 30, 2005 was less than the comparable period in 2004 primarily due to the offset of a portion of investment gains with capital losses and changes in valuation allowances and other provisions resulting from changes in business conditions.

Discontinued operations

On April 22, it was announced that we entered into a definitive agreement for the acquisition of our subsidiary, LJR by The Bank of New York. This sale of LJR to The Bank of New York was completed on July 1, 2005. LJR is shown as a discontinued operation for all periods presented. Income from the discontinued operations of LJR, net of tax was $93.7 million for the nine months ended September 30, 2005, representing $89.6 million gain on sale, and $4.1 million results of operations. Income from the discontinued operations of LJR, net of tax was $9.5 million for the nine months ended September 30, 2004, representing results of operations.

OPERATING RESULTS BY SEGMENT

(Unaudited) (In thousands)	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Instinet	INET	Eliminations & Corporate	Total	Instinet	INET	Eliminations & Corporate	Total
Revenue
Transaction fees	$436,487	$356,853	$(22,340)	$771,000	$508,216	$334,915	$(14,746)	$828,385
Interest income, net	6,929	1,873	10,715	19,517	9,298	1,060	—	10,358

Total revenue, net	443,416	358,726	(11,625)	790,517	517,514	335,975	(14,746)	838,743

Cost of revenues
Soft dollar	110,129	—	—	110,129	128,664	—	—	128,664
Broker-dealer rebates	—	204,823	—	204,823	—	190,394	—	190,394
Brokerage, clearing and exchange fees	110,882	76,753	(22,340)	165,295	111,101	62,939	(14,746)	159,294

Total cost of revenues	221,011	281,576	(22,340)	480,247	239,765	253,333	(14,746)	478,352

Gross margin	222,405	77,150	10,715	310,270	277,749	82,642	—	360,391

Direct Expenses
Compensation and benefits	122,237	12,323	32,753	167,313	123,207	10,470	19,643	153,320
Communications and equipment	35,976	3,938	1,101	41,015	48,524	7,262	1,778	57,564
Depreciation and amortization	22,799	6,060	5,537	34,396	36,632	7,512	995	45,139
Occupancy	25,195	1,334	16,199	42,728	22,269	1,456	4,472	28,197
Professional fees	10,718	1,289	17,080	29,087	13,129	1,263	6,176	20,568
Marketing and business development	3,076	406	299	3,781	7,670	2,274	711	10,655
Other	10,359	1,302	815	12,476	8,511	(1,340)	2,822	9,993
Technology service company charges	(6,015)	6,015	—	—	(20,383)	20,383	—	—
Corporate overhead charges	42,306	20,763	(63,069)	—	25,654	10,943	(36,597)	—

Total direct expenses	266,651	53,430	10,715	330,796	265,213	60,223	—	325,436

Contractual settlement	—	—	—	—	—	—	(7,250)	(7,250)
Investments	—	—	(36,373)	(36,373)	—	—	(8,705)	(8,705)
Insurance recovery	—	—	—	—	—	—	(5,116)	(5,116)

Total expenses	487,662	335,006	(47,998)	774,670	504,978	313,556	(35,817)	782,717

Net income (loss) from continuing operations before income taxes	$(44,246)	$23,720	$36,373	$15,847	$12,536	$22,419	$21,071	$56,026

Instinet

Total revenues, net of interest expense, were down 14.3% to $443.4 million for the nine months ended September 30, 2005 from $517.5 million in the comparable period in 2004 primarily due to a decline in average amounts charged to our clients per share. Total average daily volume of U.S. equities was 101 million shares for the nine months ended September 30, 2005 and 2004. Average daily international consideration traded increased 10.4% to $922 million in the nine months ended September 30, 2005 from $835 million in the comparable period in 2004. The average basis points charged to our clients decreased 13.2% to 4.6 basis points in the nine months ended September 30, 2005 from 5.3 basis points in the comparable period in 2004.

Cost of revenues was down 7.8% to $221.0 million for the nine months ended September 30, 2005 from $239.8 million in the comparable period in 2004 due to decreases in volume from our soft dollar clients and lower brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 49.8% for the nine months ended September 30, 2005 and 46.3% in the comparable period in 2004.

Gross margin decreased 19.9% to $222.4 million for the nine months ended September 30, 2005 from $277.7 million in the comparable period in 2004 primarily due to lower average amounts charged to our clients per share.

Direct expenses increased 0.5% to $266.7 million for the nine months ended September 30, 2005 from $265.2 million in the comparable period in 2004 primarily due to higher corporate overhead charges and occupancy expenses related to our cost reduction initiatives, and lower usage by INET of Instinet’s technology resources. These increases were partially offset by lower communication and equipment expenses, depreciation and amortization expenses, marketing and business development expenses and professional fees.

Net loss from continuing operations before income taxes was $44.2 million for the nine months ended September 30, 2005 compared with net income of $12.5 million for the nine months ended September 30, 2004.

INET

Total revenues, net of interest expense, were up 6.8% to $358.7 million for the nine months ended September 30, 2005 from $336.0 million in the comparable period in 2004 primarily due to higher overall average daily matched volumes. Transaction fees increased primarily due to an increase of 6.4% in total average matched daily volume to 548 million shares from 515 million shares, partially offset by lower amount per share charged to our clients.

Cost of revenues was up 11.1% to $281.6 million for the nine months ended September 30, 2005 from $253.3 million in the comparable period in 2004 primarily due to a modification of the rebate tier structure, resulting in a greater volume of transactions qualifying for higher rebates, and increased transaction volume routed to other market destinations, resulting in higher brokerage, clearing and exchange fees. Cost of revenues as a percentage of total revenues was 78.5% for the nine months ended September 30, 2005 and 75.4% in the comparable period in 2004.

Gross margin decreased 6.6% to $77.2 million for the nine months ended September 30, 2005 from $82.6 million in the comparable period in 2004 primarily due to increased broker-dealer rebates and routed transaction volume.

Direct expenses decreased 11.3% to $53.4 million for the nine months ended September 30, 2005 from $60.2 million in the comparable period in 2004 primarily due to decreased reliance on Instinet’s technology resources and lower communication and equipment expenses, partially offset by higher corporate overhead resulting from our cost reduction initiatives and increased compensation and benefits expenses.

Net income from continuing operations before income taxes for the nine months ended September 30, 2005 was $23.7 million and $22.4 million for the nine months ended September 30, 2004.

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

Cash and cash equivalents and assets readily convertible into cash, accounted for 81.9% and 78.6% of our total assets as of September 30, 2005 and December 31, 2004, respectively. Cash and cash equivalents increased to $946.3 million as of September 30, 2005 from $905.0 million as of December 31, 2004.

Changes in our total assets and liabilities, in particular, receivable from broker-dealers and customers, securities borrowed, securities loaned, commissions receivable and payable to broker-dealers and customers, generally lead to large fluctuations in our cash flows from operating activities from period to period and within periods.

Operating Activities. Net cash used in operating activities from continuing operations was $65.1 million for the nine months ended September 30, 2005 compared with net cash provided by operating activities from continuing operations of $63.9 million for the nine months ended September 30, 2004. We experienced an increase in cash used in customer settlement activities and made annual compensation payments related to 2004 incentive compensation in the nine months ended September 30, 2005.

Investing Activities. Net cash provided by investing activities was $208.2 million for the nine months ended September 30, 2005 compared with $130.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we generated $173.6 million from the sale of LJR, $34.8 million from the sale of investments and $12.7 million from the sale or maturity of our securities owned, net of purchases, partially offset by $10.5 million in purchases of fixed assets and leasehold improvements and $2.4 million invested in discontinued operations. For the nine months ended September 30, 2004, we generated $127.8 million from the sale or maturity of securities owned, net of purchases and $7.7 million from the sale of investments, partially offset by $5.2 million purchases of fixed assets and leasehold improvements.

Financing Activities. Net cash used in financing activities was $84.7 million for the nine months ended September 30, 2005 compared with $9.4 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we paid $117 million of cash dividends that were primarily related to the sale of LJR, offset by $27.0 million of proceeds generated by short-term borrowings, net of repayments, and $5.4 million from the issuance of common stock. For the nine months ended September 30, 2004, we repaid $14.4 of short term borrowings offset by $5.0 million generated from the issuance of common stock.

Contractual Obligations

The table below summarizes our future cash payments associated with contractual obligations, which are related to leases for office space under non-cancelable operating leases with Reuters and third parties (net of non-cancelable subleases). Our aggregate minimum lease commitments after 5 years primarily relate to our office space leases in New York City and Jersey City, New Jersey, expiring on various dates through 2021.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Operating leases for office space	$195.4	$23.7	$63.7	$41.2	$66.8

Other Obligations

As of September 30, 2005 and December 31, 2004, we had letter of credit agreements and guarantees totaling $239.1 million and $263.7 million, respectively, issued by commercial banking institutions on our behalf to various non-U.S. securities clearing and regulatory agencies. We pay annual fees of up to one percent of the value of the agreements.

As of September 30, 2005 and December 31, 2004, we had access to $245.0 million of uncommitted credit lines from commercial banking institutions to meet the funding needs of our U.S. operations. These credit lines are collateralized by a combination of customer securities and our marketable securities. As of September, 2005 and December 31, 2004, there were no borrowings outstanding under these credit lines. We currently pay no annual fees to maintain these facilities. In addition, as of September 30, 2005 and December 31, 2004, we had access to $99.4 million and $100.3 million, respectively, of uncommitted credit lines from commercial banking institutions to meet the funding needs of our European and Asian subsidiaries. The credit lines are uncollateralized, and we currently pay no annual fees to maintain these facilities. As of September 30, 2005 and December 31, 2004, there were $32.3 million and $5.3 million, respectively, outstanding under these credit lines.

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

The table below summarizes the minimum capital requirements for our U.S. broker-dealer subsidiaries (in millions):

	September 30, 2005			December 31, 2004
	Net Capital	Net Capital Requirement	Excess Net Capital	Net Capital	Net Capital Requirement	Excess Net Capital
Instinet, LLC	$35.3	$0.3	$35.0	$24.1	$0.3	$23.9
Inet ATS, Inc.	36.2	1.0	35.2	29.9	1.0	28.9
Instinet Clearing Services, Inc.	20.0	1.5	18.5	7.5	1.5	6.0
Bridge Trading Company	3.9	0.3	3.7	11.2	0.8	10.4
Harborview, LLC	4.8	0.3	4.6	1.1	0.3	0.9
Island Execution Services, LLC	1.5	1.0	0.5	1.4	1.0	0.4

Total	$101.7	$4.3	$97.5	$75.4	$4.8	$70.6

Our international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2005 and December 31, 2004, these subsidiaries had met their local capital adequacy requirements.

We have an active securities borrowing and lending business, where we borrow securities from one party and lend them to another, primarily to facilitate the settlement process to meet our customers’ needs. Under these transactions, we either receive or provide collateral, generally cash. When we borrow securities, we provide cash to the lenders as collateral and earn interest on the cash. Similarly, when we loan securities, we receive cash as collateral and pay interest to the borrower. The initial collateral advanced or received approximates, or is greater than, the fair value of the securities borrowed or loaned. In the event the counterparty is unable to meet its contractual obligations to return the pledged collateral, we may be exposed to the market risk of acquiring the collateral at prevailing market prices. We provided $205.9 million and $190.3 million as collateral for securities borrowed as of September 30, 2005 and December 31, 2004, respectively. We also received $154.7 million and $133.2 million as collateral for securities loaned as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005 and December 31, 2004, included in commissions and other receivables is approximately $17.5 million and $15.3 million, respectively, from Archipelago Holdings, Inc. and REDIBook ECN, LLC of which we have commenced arbitration proceedings before the NASD for approximately $9.2 million. We have established an appropriate reserve against this disputed arbitration amount based upon a review of the facts and circumstances surrounding the dispute.

We are required to maintain segregated funds in a special reserve bank account for the exclusive benefit of our customers. These funds amounted to $3.4 million at September 30, 2005. No deposit was required as of December 31, 2004.

As long as Reuters owns a majority of our common stock, we will need Reuters’ consent to incur net indebtedness (indebtedness for borrowed money less cash on hand) in excess of an aggregate of $400.0 million and any indebtedness incurred by us in the ordinary course of our brokerage or similar business or in connection with the clearance of securities or obligations to securities exchanges or clearing systems. We cannot assure you that we would receive Reuters’ consent to incur indebtedness above this amount in the future.

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

Interest Rate Risk

We invest a portion of our available cash in marketable securities, classified as securities owned in our Consolidated Statements of Financial Condition, to maximize yields while continuing to meet our cash and liquidity needs and the net capital requirements of our regulated subsidiaries. We maintain a portfolio of securities consisting of the following (in millions):

	September 30, 2005	December 31, 2004
Municipal bonds	$—	$10.9
Foreign sovereign obligations	23.4	25.3

Total	$23.4	$36.2

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

In addition, as a part of our brokerage business, we invest portions of our excess cash in short-term interest earning assets (mainly cash and money market instruments), which totaled $952.5 million and $905.0 million as of September 30, 2005 and December 31, 2004, respectively. We also had short-term borrowings of $32.3 million and $5.3 million as of September 30, 2005 and December 31, 2004, respectively, on which we are generally charged rates that approximate the U.S. Federal Funds rate or the local equivalent rate. As a result, we do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The following is a breakdown of the currency denominations of our non-U.S. securities owned (in millions):

	September 30, 2005	December 31, 2004
Euros	$5.6	$6.2
Japanese yen	9.1	9.8
Canadian dollar	8.7	9.3

Total	$23.4	$25.3

Our resulting exposure to exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates due to functional versus reporting currency exposure and was $2.1 million and $2.3 million as of September 30, 2005 and December 31, 2004, respectively.

A portion of our revenues is denominated in non-U.S. dollar currencies. Approximately 11.4%, 9.4%, 10.2% and 9.9% of our revenues for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, respectively, were so denominated. Our profits are therefore exposed to foreign currency risk — not of a loss of funds but rather of a loss for financial reporting purposes. We estimate this risk as the potential loss in revenue resulting from a hypothetical 10% adverse change in foreign exchange rates on the mix in our profits between our functional currency and the respective reporting currencies of our subsidiaries. On this basis, the estimated risk of revenue was approximately $2.9 million, $2.3 million, $8.1 million and $8.3 million for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004, respectively.

Equity Price Risk

As an agency broker, we do not trade securities for our own account nor maintain inventories of securities for sale. However, as of September 30, 2005 we owned marketable securities of NASDAQ and as of December 31, 2004, we owned marketable securities of Archipelago Holdings, Inc. and NASDAQ and are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $3.6 million and $3.1 million as of September 30, 2005 and December 31, 2004, respectively.

Credit Risk on Unsettled Trades

We are exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. This period is generally three business days in the U.S. equities markets and can be as much as 30 days in some international markets. In addition, we have credit exposure that extends beyond the settlement date in the case of a party that does not settle in a timely manner by failing either to make payment or to deliver securities. We hold the securities that are the subject of the transaction as collateral for our customer receivables. Adverse movements in the prices of these securities can increase our credit risk. The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers and other financial institutions, primarily located in the U.S. and the U.K. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparty’s financial condition and credit ratings. The Company monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. For the three and nine months ended September 30, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have been immaterial.

We are also exposed to credit risks from third parties that owe us money, securities or other obligations. These parties include our customers, trading counterparties, clearing agents, exchanges and other financial institutions. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. For the three and nine months ended September 30, 2005 and 2004, losses from transactions in which a party refused or was unable to settle have not had a material adverse effect on our consolidated statements of operations, financial condition or cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, including our internal control over financial reporting. Based on our evaluation, our management concluded that, as of the end of the quarter ended September 30, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes In Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the sale of the Company’s subsidiary, LJR, which was completed July 1, 2005, the internal controls related to this business segment will no longer be applicable.

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

On September 9, 2005, the parties entered into a proposed settlement of the action pursuant to a Stipulation and Agreement of Compromise, Settlement and Release. Pursuant to the proposed settlement: (i) Instinet revised the definitive proxy statement to include certain disclosures that have been agreed upon and reviewed by plaintiffs; (ii) Nasdaq and Instinet agreed to reduce by 15%, from $66,500,000 to $56,525,000, the break-up fee that Instinet would pay to Nasdaq under certain conditions pursuant to Section 8.6(a) of the merger agreement; and (iii) Nasdaq agreed to waive, with respect to members of the purported plaintiff class only, the provisions of the merger agreement pursuant to which the aggregate merger consideration was to have been reduced by up to $2.5 million based on the total amount of certain of our transaction liabilities, the net effect of which is an increase of approximately $0.007 per share (or approximately $1.0 million in the aggregate) in the merger consideration that will be received by Instinet stockholders other than the defendants.

On September 16, 2005, Instinet mailed a notice of settlement to its stockholders. On October 25, 2005, the Delaware Court of Chancery certified the class of Instinet Group shareholders and approved the proposed settlement as fair and reasonable. Separately, on November 30, 2005, the Court will hold a hearing to consider plaintiffs’ counsel’s application for an award of attorneys’ fees and reimbursement of expenses. The settlement is still subject to the entry of a final and non-appealable judgment dismissing the consolidated action with prejudice and the delivery of appropriate releases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities or share repurchases for the quarterly period ended September 30, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On September 21, 2005, we held a special meeting of stockholders to adopt the proposed merger agreement between Instinet Group and The Nasdaq Stock Market, Inc. and to approve the adjournment of the special meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the special meeting to adopt the merger agreement.

1.	The merger agreement was adopted by a count of 253,933,566 votes for, 36,240,419 votes against and 1,462,641 votes abstaining.

2.	The adjournment of the special meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the special meeting to adopt the merger agreement was approved by a count of 249,061,022 votes for 40,973,218 votes against and 1,602,386 votes abstaining

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

EXHIBIT NUMBER		DESCRIPTION

3.1		Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2		Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2		Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3		Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4		Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	*	Amendment to the Amended and Restated Transition Services Agreement, dated as of May 6, 2005, by and among Instinet Group Incorporated, Bridge Trading Company and Reuters America LLC.

31	*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2005.

32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

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

EXHIBIT NUMBER		DESCRIPTION

3.1		Amended and Restated Certificate of Incorporation of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

3.2		Amended and Restated Bylaws of Instinet Group Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 23, 2002).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 (Registration No. 333-55190)).

4.2		Rights Agreement between Instinet Group Incorporated and Mellon Investor Service LLC, dated May 15, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.3		Amendment No. 1 to the Rights Agreement, by and between Instinet and Mellon Investor Services LLC, as Rights Agent, dated as of September 3, 2002 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 13, 2002).

4.4		Amendment No. 2 to the Rights Agreement, dated as of April 22, 2005, between Instinet Group Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 25, 2005).

10.1	*	Amendment to the Amended and Restated Transition Services Agreement, dated as of May 6, 2005, by and among Instinet Group Incorporated, Bridge Trading Company and Reuters America LLC

31	*	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2005.

32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2005.

*	Filed herewith