Form 10-K/A
period 2004-12-31
INSTINET GROUP INC
filed 2005-11-14
CIK 1132327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of Common Stock outstanding as of November 7, 2005 was 340,638,905 shares.

Portions of the Instinet Group Incorporated Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Explanatory Note

This Amendment to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, which amends in part the Company’s Form 10-K originally filed on March 11, 2004, is being filed solely for the purpose of correcting an error in the submission of the Company’s Consolidated Financial Statements. The Consolidated Financial Statements included in the original 10-K under Item 8 are the correct Consolidated Financial Statements for the fiscal year ended December 31, 2004. However, a second set of the Consolidated Financial Statements were inadvertently attached to the filing after the Exhibit Index and this second set of financials were not intended to be filed and should be disregarded as they were an incomplete draft of the financial statements.

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K on March 11, 2004, or modify or update the disclosures therein in any way. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading. This report continues to speak as of the date of the original filing of the Company’s Form 10-K and the filing of this amended Form 10-K/A should not be understood to mean that any statements contained herein are true or complete as of any date subsequent to the date of the original filing of the Company’s Report on Form 10-K. Investors should rely on Item 8 in the original Form 10-K for information regarding the fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibit List

Exhibit Number	Description
31	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTINET GROUP INCORPORATED

By:	/s/ PAUL A. MEROLLA
Paul A. Merolla

November 14, 2005

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
Paul A. Merolla
Attorney-in-Fact

3

EXHIBIT INDEX

Exhibit Number	Description
31	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

4